Form 10-K
period 2020-12-31
Vireo Health International, Inc.
filed 2021-03-31
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number 000-56225

VIREO HEALTH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	82-3835655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 South 9th Street Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

(612) 999-1606

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Subordinate Voting Shares

Multiple Voting Shares

Super Voting Shares

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares (based on as converted basis, based on the closing price of these shares on the OTCQX) on June 30, 2020, held by non-affiliates of the registrant was approximately $69,114,651.

As of March 22, 2021, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 64,173,402; Multiple Voting Shares – 464,822; and Super Voting Shares – 65,411.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2021 Annual Meeting of Shareholders (the “2021 Management Information Circular and Proxy Statement”). The 2021 Management Information Circular and Proxy Statement will be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the end of the year ended December 31, 2020.

VIREO HEALTH INTERNATIONAL, INC.

EXPLANATORY NOTE

Unless the context provides otherwise, references herein to “we,” “us,” “our,” “Company” or “Vireo” refer to Vireo Health International, Inc. together with our wholly owned subsidiaries. References to “Darien Business Development Corp.” or “Darien” refer to the Company prior to completion of the RTO (as hereinafter defined).

Unless otherwise indicated, all references to “$” or “US$” in this report refer to United States dollars, and all references to “C$” refer to Canadian dollars.

Emerging Growth Company Status

As a company with less than $1.07 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

·	Reduced disclosure about our executive compensation arrangements;

·	Exemptions from non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

·	Our election under Section 107(b) of the JOBS Act to delay adoption of new or revised accounting standards with different effective dates for public and private companies until those standards would otherwise apply to private companies; and

·	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”) or if we issue more than $1.0 billion of non-convertible debt over a three-year period.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements” under U.S. or Canadian securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “expect,” “plan,” “expected,” “scheduled,” “estimates,” “estimated,” “forecasts,” “continue,” “continued,” “anticipate,” “will,” “expectations,” “cannot,” “could,” “believe,” “focused,” “intention,” “strategic,” “future,” “approach,” “strategy,” “efforts,” “potential,” “potentially,” “possible,” “may,” “intend,” “intended,” “intent,” “should,” “might,” “would,” “achieve,” “allowed to,” “over time,” “likely,” “remain,” “opportunities,” “seeking,” or the negative or plural of these words or similar expressions or variations. Furthermore, forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections, and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as many important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates, and intentions expressed in such forward-looking statements. Risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described in “Risk Factors” in this report.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART I

Item 1.	Business

Background

Vireo Health International, Inc. is a reporting issuer in Canada, with its securities listed for trading on the Canadian Securities Exchange (the “CSE”) under the symbol “VREO” and on the OTCQX under the symbol “VREOF”. Vireo is a physician-led, science-focused cannabis company focused on building long-term, sustainable value by bringing the best of medicine, science, and engineering to the cannabis industry. With our core operations strategically located in five limited-license medical and adult-use markets, Vireo cultivates and manufactures cannabis products in environmentally friendly greenhouses and other facilities and distributes these products through our growing network of Green Goods™ and other Vireo branded retail dispensaries, as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

As of March 31, 2021, Vireo is licensed in eight states and territories, consisting of Arizona, Maryland, Massachusetts, Minnesota, Nevada, New Mexico, New York, and Puerto Rico. As of March 22, 2021, Vireo retails cannabis products in 16 dispensaries located in Arizona (1), Maryland (1), Minnesota (8), New Mexico (2), and New York (4) and wholesales cannabis products, through third-party companies, in Arizona, Maryland, and New York. We expect to open two additional dispensaries in New Mexico during the second quarter of 2021.

The following chart depicts the organizational structure of the Company as of March 31, 2021.

Vireo’s registered office is located at 1500 Royal Centre, 1055 West Georgia Street, P.O. Box 11117, Vancouver, British Columbia V6E 4N7. The head office is located at 207 South Ninth Street, Minneapolis, Minnesota 55402.

History of the Company

Vireo’s business was established in 2014 as Minnesota Medical Solutions, LLC, and we received our first license in December 2014. Darien was incorporated under the Business Corporations Act (Alberta) on November 23, 2004 under the name “Initial Capital Inc.” On May 8, 2007, Darien changed its name to “Digifonica International Inc.” following the completion of a qualifying transaction. On December 9, 2013, Darien continued into British Columbia under the name of “Dominion Energy Inc.” Darien had several name changes before ultimately changing its name to “Darien Business Development Corp.” on March 13, 2017. Vireo Health, Inc. (“Vireo U.S.”) was organized as a limited liability company under Minnesota law on February 4, 2015 and converted to a Delaware corporation on January 1, 2018. Vireo U.S. acquired all the equity of Minnesota Medical Solutions, LLC, and Empire State Health Solutions, LLC, in an equity interest swap transaction on January 1, 2018. On March 18, 2019, Vireo U.S. completed the reverse takeover transaction of Vireo Health International Inc. (formerly Darien Business Development Corp. or “Darien”) (the “RTO”) whereby Darien acquired all the issued and outstanding shares of Vireo U.S. Following the completion of the reverse takeover, the former shareholders of Vireo U.S. acquired control of the Company as they owned a majority of the outstanding shares of the Company upon completion of the RTO. Concurrently with the completion of the RTO, the Company changed our name to “Vireo Health International, Inc.”

General Development of the Business

Other than the developments described below, there have been no material developments in the business since the full description contained in our Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 20, 2021, which is incorporated by reference herein.

Credit Facility

On March 25, 2021, we entered into a Credit Agreement by and among the Company and certain of our subsidiaries (the “Borrowers”), the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Admin, LLC (the “Agent”) as administrative and collateral agent, for a senior secured delayed draw term loan with an aggregate principal amount of up to $46 million (the “Credit Facility”). Green Ivy Capital, LLC served as the lead arranger for the Credit Agreement. The initial term loan was funded at an original issue discount of 3% with Vireo receiving 97% of the $26 million principal amount. Net of fees and closing costs, we received $23.5 million of the first tranche on March 25, 2021. The delayed draw term loans will be funded at a discount rate of up to 3%, to be negotiated by the parties. The proceeds of the initial term loan may be used to pay the transaction fees, costs and expenses incurred directly in connection with the Credit Facility and for any lawful purpose, including general working capital purposes. Obligations under the Credit Agreement are secured by substantially all the assets of the Borrowers. The Credit Agreement and related documents also provide for the payment of certain fees to the Agent, including a closing fee equal to 3% of each loan advanced. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) 13.625% per annum payable monthly in cash, and (b) 2.75% per annum, which will be added to the outstanding principal amount on the last day of each month will thereafter be deemed to be part of the principal amount under the Credit Facility. The Credit Facility matures on March 31, 2024.

In connection with the Credit Facility, for each portion of the Credit Facility funded, we issued to the participating lenders warrants representing 20% of the amount drawn and to the Agent warrants representing 10% of the amount drawn, each with a strike price equal to the volume weighted average price of our subordinate voting shares (the “Shares”) for the ten trading days immediately prior to the funding date. On March 25, 2021, in connection with closing the Credit Facility, Vireo issued (a) five year warrants to Agent and each lender to purchase an aggregate of 2,803,984 Shares at an exercise price of CDN$3.50 per Share, and (b) a five year warrant to the broker to purchase 233,665 Shares at an exercise price of CDN$3.50 per Share. Each warrant contains customary anti-dilution provisions.

Sale of Ohio Business

On October 1, 2020, Vireo caused three of our executives to enter into an agreement with a third party to sell Vireo’s affiliated entity Ohio Medical Solutions, Inc. (“OMS”) to the third party for $1.15 million. OMS was directly owned by such executives who directly held a license to operate a processing facility in Ohio. In compliance with Ohio regulatory requirements, in December of 2017, each of the four Vireo executives who then owned OMS jointly executed a $100,000 promissory note to Vireo in exchange for Vireo’s funding of OMS’ capital and operating costs. Since December 2017, additional amounts have been loaned to OMS by Vireo through informal, verbal arrangements. In further compliance with Ohio regulatory requirements, in December of 2017, Vireo entered into an option agreement with the four executives then holding the Ohio license to purchase OMS at a fixed price once the Ohio processing facility had been operational for one year. This option is currently exercisable. Given the various indicia of control over OMS, Vireo has consolidated the operations of OMS for financial statement reporting purposes and treated OMS as a controlled entity of Vireo through which we have conducted our Ohio operations.

On March 31, 2021, the sale of OMS was completed. We received $1.15 million in cash proceeds and were relieved of $3.6 million in right of use liabilities affiliated with lease obligations. We used the cash proceeds to cancel a total of $1.15 million in loans and cash advances made by Vireo to OMS, as well as all amounts incurred as shared services costs by OMS since 2018. The proceeds did not exceed these amounts owed to Vireo. Following the sale of OMS, we have no remaining operations in Ohio.

Description of the Business

Overview of the Company

Vireo is a United States-based multi-state cannabis company with significant operations in our five core markets of Arizona, Maryland, Minnesota, New Mexico, and New York. We are science-focused and dedicated to providing patients and adult-use customers with high quality cannabis-based products. We cultivate cannabis in environmentally friendly greenhouses, manufacture pharmaceutical-grade cannabis extracts, and sell our products at both Company-owned and third-party dispensaries to qualifying patients and adult-use customers. We currently serve thousands of customers each month.

In the November 2020 election, Arizona voters approved adult-use marijuana in Arizona. Our remaining core medical markets of Maryland, Minnesota, New Mexico, and New York all also have the potential to enact adult-use legalization in the next 24 months. The licenses in Massachusetts, Nevada, and Puerto Rico also have potential for commercialization, and we are actively seeking opportunities in Massachusetts and Nevada. Combined with our team’s focus on driving scientific innovation within the industry, improving operational efficiency, and continuing the process of securing meaningful intellectual property complementary to our core business, we believe we are well positioned to become a global market leader in the cannabis industry. As of March 31, 2021, five of our eight markets are operational, with 16 of our total retail dispensary licenses open for business.

Our principal locations and type of operation are listed below:

Location	Nature and Status of Operations	Opened or Acquired
Amado, Arizona	Fully operational cultivation facility	Acquired in 2019
Phoenix, Arizona	Fully operational dispensary facility	Acquired in 2019
Hurlock, Maryland	Fully operational processing facility	Opened in 2018
Massey, Maryland	Fully operational cultivation facility	Opened in 2021
Frederick, Maryland	Fully operational dispensary facility	Opened in 2021
Holland, Massachusetts	Cultivation land purchased; pre-development	Acquired in 2019
Otsego, Minnesota	Fully operational cultivation and processing facility	Opened in 2015
Minneapolis, Minnesota	Fully operational dispensary facility	Opened in 2015
Bloomington, Minnesota	Fully operational dispensary facility	Opened in 2016
Moorhead, Minnesota	Fully operational dispensary facility	Opened in 2015
Rochester, Minnesota	Fully operational dispensary facility	Opened in 2015
Hermantown, Minnesota	Fully operational dispensary facility	Opened in 2020
Blaine, Minnesota	Fully operational dispensary facility	Opened in 2020
Burnsville, Minnesota	Fully operational dispensary facility	Opened in 2020
Woodbury, Minnesota	Fully operational dispensary facility	Opened in 2020
Caliente, Nevada	Initial cultivation and processing facility complete; awaiting interior build out	Acquired in 2021
Gallup, New Mexico	Fully operational dispensary facility	Acquired in 2019
Gallup, New Mexico	Fully operational cultivation facility	Acquired in 2019
Gallup, New Mexico	Cultivation land leased; construction completed; awaiting final operational approval	Pending final approval
Santa Fe, New Mexico	Fully operational dispensary facility	Acquired in 2019
Las Cruces, New Mexico	Dispensary leased; construction complete; awaiting final operational approval	Pending final approval
Albuquerque, New Mexico	Dispensary leased; construction commenced	Under construction
Johnstown, New York	Fully operational cultivation and processing facility	Opened in 2016
Colonie, New York	Fully operational dispensary facility	Opened in 2016
Elmhurst, New York	Fully operational dispensary facility	Opened in 2016
Johnson City, New York	Fully operational dispensary facility	Opened in 2016
White Plains, New York	Fully operational dispensary facility	Opened in 2016
Barceloneta, Puerto Rico	Cultivation and processing facility lease executed; pre-development	Pre-development
Vega Baja, Puerto Rico	Cultivation land lease executed; pre-development	Pre-development

Our mission is to provide patients and consumers with best-in-class cannabis products and expert advice, informed by medicine and science. We also are seeking to develop intellectual property that is complementary to our mission, including novel product formulations, novel delivery systems and harm-mitigation processes. For example, in July 2020, we entered into a licensing agreement with eBottles420 related to our patent-pending, terpene-preserving packaging system.

We have developed proprietary cannabis strains, cultivation methods, carbon dioxide extraction, ethanol extraction, and other processes related to the extraction, refinement, and packaging of cannabis products. We have documented the relevant processes in the form of standard operating procedures and work instructions, which are only shared with third parties when absolutely required and then only upon receipt of written non-disclosure agreements.

We have sought and continue to seek to protect our trademark and service mark rights. Because the cultivation, processing, possession, transport and sale of cannabis and cannabis-related products remain illegal under the Controlled Substances Act (as defined below) we are not able to fully protect our intellectual property at the federal level. As a result, we have sought and continue to seek federal registrations in limited classes of goods and services and have obtained several state registrations in our markets.

The Cannabis Industry and Business Lines of the Company

According to market research projections by BDSA Analytics, Inc., global legal cannabis sales are expected to reach over $47 billion by 2025, including U.S. sales of $34.5 billion in 2025.

As described further below, United States federal law now bifurcates the legality of “hemp” from “marihuana” (also commonly known as marijuana). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”

To date, in the United States, medical cannabis has been legalized in 36 states and the District of Columbia, while 14 states and the District of Columbia have approved cannabis for recreational use by adults (adult-use).

A Gallup national poll in the fall of 2020 indicates that nearly 7 in 10 people support legalization of cannabis. We operate within states where medical and/or recreational use has been approved by state and local governing bodies.

Vireo strives to meet best-in-class health, safety and quality standards relating to the growth, production and sale of cannabis medicines, and products for consumers. Our offerings include cannabis flower, cannabis oil, cannabis topicals, orally ingestible tablets, capsules featuring cannabinoids, and vaporizer pens and cartridges.

Vireo is a vertically integrated cannabis company that operates from “seed-to-sale.” We have three business lines:

i.       Cultivation: Vireo grows cannabis in outdoor, indoor and greenhouse facilities. Our expertise in growing enables the Company to produce award-winning and proprietary strains in a cost-effective manner. We sell our products in Vireo-owned or -managed dispensaries and to third parties where lawful.

ii.       Production: Vireo converts cannabis biomass into formulated oil, using a variety of extraction techniques. We use some of this oil to produce consumer products such as vaporizer cartridges and edibles, and we sell some oil to third parties in jurisdictions where this practice is lawful.

iii.       Retail Dispensaries: Vireo operates retail dispensaries that sell proprietary and, where lawful, third-party cannabis products to retail customers and patients.

Cultivation

We have rights to operate cultivation facilities in seven states and Puerto Rico. Although pricing pressure for dried flower in several mature cannabis markets has led some operators to eschew cultivation, in certain markets the transition from medical-only to adult-use cannabis has increased wholesale market prices significantly. We believe that our cultivation operations provide certain other benefits, including:

i.	Low Cost: We continually seeks ways to optimize our growing processes and minimize expenses. By having control over our own cultivation, we can reduce input costs and maximize margins. We believe that production at scale, including outdoor cultivation for bulk oil production, is critical to drive down unit cost.

ii.	Product Availability: Control over our cultivation facilities allows us to monitor and update the product mix in our dispensaries to meet evolving demand, especially in the form of strain selection and diversity.

iii.	Quality Assurance: Quality and safety of cannabis products are critically important to our retail customers. Control over growing processes greatly reduces the risk of plant contamination or infestation. We believe that products with consistent quality can demand higher retail prices.

Our focuses on quality, potency, strain diversity and production at scale are important because it believes that the wholesale market for cannabis plant material will become increasingly price competitive over time. More companies are entering, and will likely continue to enter, this segment of the industry. However, we believe that manufacturers and retailers that can source high-quality, low-cost plant material will have a significant advantage in the medium and long term.

Cultivation and Production Facilities

Except for our bifurcated cultivation-only and production-only facilities in Maryland, we operate combined cultivation and production facilities. Each cultivation and production facility focuses primarily on the development of cannabis products and, where allowed, dried cannabis plant material for medical and other consumer use, as well as the research and development of new strains of cannabis. At all our facilities, we focus on consumer safety and maintaining strict quality control. The methods used in our facilities result in several key benefits, including consistent production of high-quality product and the minimization of product recalls and patient complaints.

We operate the following principal cultivation and production facilities as of the close of business on March 31, 2021:

Arizona:	·	Operate and control one retail dispensary and an outdoor cultivation facility with production operations.
	·	Current cultivation capacity is insufficient to supply our dispensary adequately and, therefore, we must purchase a portion of our flower inventory, as well as all manufactured cannabis products, from licensed, third-party suppliers. However, we have recently increased cultivation capacity ninefold and are continuing to seek opportunities to add more cultivation capacity. We expect to complete the construction on further expanded cultivation capacity during the third quarter of 2021.
	·	We have a large number of customers; our results of operations and financial results in Arizona are not dependent upon sales to one or a few major customers.
Maryland:	·	We operate one dispensary, one cultivation facility of approximately 110,000 square feet, and one production facility of approximately 30,000 square feet.
	·	In March 2021, we transferred the cultivation license from our formerly co-located cultivation and processing facility to another facility consisting of approximately 110,000 square feet of greenhouse space and associated land and buildings. We expect to complete the construction on further expanded cultivation capacity during the third quarter of 2021. The production operation remains at the original cultivation and processing facility.
	·	Our wholesale business is continuing to experience growth in this medical market. Investments in operational expansion within this market during calendar year 2020 are expected to contribute to continued increased available product in fiscal year 2021, with the potential for improved financial results from increased scale and the significant expansion of flower production capacity.
	·	We have a number of customers; our results of operations and financial results in Maryland are not dependent upon sales to one or a few major customers.
Minnesota	·	Currently operate eight retail dispensaries and one cultivation and production facility of approximately 90,000 square feet.
	·	We have a large number of customers; our results of operations and financial results in Minnesota are not dependent upon sales to one or a few major customers.
New Mexico	·	Currently operate and control approximately 3,000 square feet of cultivation and production and have two operational retail dispensaries.
	·	We are awaiting final approval of our expanded cultivation capacity, which will add an additional 12,600 square feet. We also are seeking to open two additional retail dispensary locations during the second quarter of 2021.
	·	We have a large number of customers; our results of operations and financial results in New Mexico are not dependent upon sales to one or a few major customers.
	·	Current cultivation capacity in New Mexico is insufficient to supply our dispensaries adequately and, therefore, we must purchase a portion of our flower inventory, as well as most manufactured cannabis products, from licensed, third-party suppliers. Our principal suppliers of flower in New Mexico are Seven Points Farms and Urban Wellness. The availability of flower from these suppliers is inconsistent. Our principal suppliers of manufactured cannabis products in New Mexico are Hi Extracts/Bloom, Budder Pros, Slang Worldwide/O. Pen Vape, and Vitality Extracts/Elevated. The availability of manufactured cannabis products from these suppliers is consistent.
New York	·	Currently operate four retail dispensaries and one cultivation and production facility of approximately 60,000 square feet.
	·	We purchase a modest portion of our manufactured products inventory from several of the nine other registered organizations.
	·	Also operate a legal home-delivery business in New York City and certain surrounding areas.
	·	While we believe the long-term opportunity in New York is substantial, recent performance has been impacted by neighboring states transitioning to recreational-use jurisdictions, as well as by substantial investments in retail dispensaries and cultivation by certain of New York’s nine competitive registered organizations (vertically-integrated medical cannabis companies). We believe that new product introductions, the expansion of wholesale revenue streams and the potential relocation of some of our retail dispensaries to superior sites will contribute to improving profit margins in the future. We also anticipate additional growth of our home delivery service.
	·	We have a large number of customers; our results of operations and financial results in New York are not dependent upon sales to one or a few major customers.

Manufacturing

We manufacture, assemble, and package cannabis finished goods across a variety of product segments:

i.	Inhalable: flower and trim, dabbable concentrates (e.g., Hash, Rosin, Temple Balls), distillate pre-filled vaporizer pens and cartridges, pre-rolls, distillate syringes.

ii.	Ingestible: tablets, softgels, oral solutions, oral spray, tinctures, lozenges.

iii.	Topicals: balms and topical bars.

We have wholesale operations in Arizona, Maryland, and New York. Manufactured products are sold to third parties, where allowed, and are also distributed to Vireo-owned and operated retail dispensaries.

Principal Products or Services

Vireo’s brands include:

·	Vireo Health® brand pre-filled distillate vaporizer pens and cartridges, syringes, distilled oil, softgels, tablets, oral solutions, oral spray, tinctures, topical bars, and topical balms;

·	Vireo Spectrum™ brand pre-filled distillate vaporizer pens and cartridges, syringes, bulk oil, softgels, tablets, oral solutions, oral spray, topical bars, and topical balms;

·	1937™ brand distillate vaporizer pens and cartridges, flower and trim, and dabbable concentrates (e.g., Hash, Rosin, Temple Balls);

·	LiteBud™ pre-roll and flower products; and

·	Various other flower and trim brands.

The following table shows which principal manufactured products we currently sell at our dispensaries in our various markets:

Market	Principal Products
Arizona	Bulk Flower; 1937 Pre-Pack Flower; Bulk Trim; Bulk Whole Plant Strip; Bulk Manicured Whole Plant Strip; 1937 Temple Balls; 1937 Hash
Maryland	1937 Vape Cartridges; Vireo Spectrum Vape Cartridges; Vireo Spectrum Syringes/Bulk Oil; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Balm; Vireo Spectrum Tablet; 1937 Concentrates; 1937 Pre-Rolls; Litebud Pre-Rolls; 1937 Pre-Pack Flower; 1937 Bulk Flower; 1937 Bulk Trim
Minnesota	Vireo Spectrum Vape Cartridges; Vireo Spectrum Capsules; Vireo Spectrum Tincture; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Sinergi Oral Spray; Vireo Spectrum Syringe/Bulk Oil; Vireo Spectrum Tablet; Vireo Spectrum Topical Balm; Vireo Spectrum Topical Bar
New Mexico	Bulk flower; Trim
New York	Vireo Spectrum Vape Cartridges; Vireo Spectrum Syringes/Bulk Oil; Vireo Spectrum Softgel; Moonlight Softgel; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Balm; Vireo Spectrum Ground Metered Flower

Retail Strategy

We have invested substantial resources in developing customer-friendly store designs and floorplans. In 2020, we began constructing new dispensaries using a new layout and color scheme tied to the Green Goods™ trademark and began converting existing dispensaries to this new theme.

Members of our management team have experience in real estate development, which has enabled us to secure premium locations for some of our dispensaries. Typically, we seek locations with high foot traffic and good visibility, close to densely populated residential areas. We also consider location, vehicular traffic, demographics, and competitor locations when selecting retail locations.

Principal Business Objectives

Our principal business objectives over the next 12-month period include achieving positive operating cash flow, commencing cultivation and processing operations in Nevada, expanding cultivation and processing capacity in certain other markets, opening or acquiring additional dispensaries in one or more states, improving operational efficiencies, continued asset development, converting the New York dispensaries to our Green GoodsTM retail concept, and subject to regulatory approval.

Employees

As of March 15, 2021, we had 477 employees, 376 of whom were full time employees. Certain of our employees in Maryland, Minnesota and New York are represented by local offices of the United Food and Commercial Workers International Union (“UFCW”). The collective bargaining agreements with the employees in these states expire as follows:

State	Agreement Expiration
Maryland	March 31, 2022
Minnesota	May 1, 2021
New York	July 31, 2022

In addition, our home delivery drivers in New York are represented by the Warehouse Production Sales & Allied Service Employees Union, AFL-CIO Local 811 (“Local 811”). Our collective bargaining agreement with Local 811 expires July 31, 2023. We consider our relations with our employees, with UFCW and with Local 811 to be good overall.

Research and Development

Our research and development activities have primarily focused on developing new, innovative, and patent-protectable products for the cannabis market. These efforts focus on novel cannabinoid formulations as well as accessory products designed to improve the cannabis experience. We also experiment with plant spacing and nutrient blends, cannabis variety trialing and improved pest management techniques. We also engage in research and development activities focused on developing new extracted or infused products.

Patents and Trademarks

We hold two patents for “Tobacco Products with Cannabinoid Additives and Methods for Reducing the Harm Associated with Tobacco Use” (US Patents 10,369,178 and 10,702,565) and have a number of other patents pending with the United States Patent and Trademark Office (“USPTO”).

We have successfully registered the trademark Vireo Health® with the USPTO and have applied to register a number of other trademarks with the USPTO, including:

·	Green Goods™
·	1937™
·	Lite Bud™
·	Chandra™
·	Terp Safe™
·	Relief Ratio™
·	Amplifi™

We have also received registrations of certain of these marks in some of the states in which we sell cannabis products.

Competitive Conditions and Position of Vireo

We employ a multi-tiered approach to entering markets and building out our operational footprint. Historically, Vireo U.S. won licenses in competitive, merit-based selection processes. Since the RTO, we have primarily pursued a dual strategy of limited acquisitions in additional markets and adding cultivation, processing, and dispensary capacity in states where we are already licensed. We evaluate each market and associated opportunities to determine an appropriate strategy for market entry and development, which in some markets has included acquiring an existing licensee. In most instances, we have developed a fully vertically integrated supply chain from seed to sale, building out cultivation, production, and retail operations. Historically, we have pursued opportunities in limited license markets with higher barriers to entry presenting an opportunity for higher returns or the development of strategic opportunities. We also plan for overcapacity in our production facilities to enable rapid increases in production capacity when adult-use cannabis sales are permitted.

The industry is highly competitive with many operators, including large multi-state operators and smaller regional and local enterprises. We face competition from other companies that may have greater resources, enhanced access to public equity and debt markets, more experienced management, or that may be more mature as businesses. There are several multi-state operators that we compete directly with in some of our operating markets. Aside from current direct competition, other multi-state operators that are sufficiently capitalized to enter the Company’s markets through acquisitive growth are also considered potential competitors. Similarly, if and to the extent we continue to enter new markets, we will encounter new direct competitors. We also face an increased competitive environment across several markets as those markets mature arising from better capitalized competitors, some with superior locations and lower costs than Vireo.

See “Risk Factors – We face intense competition in a new and rapidly growing industry from licensed companies with more experience and financial resources than we have and from unlicensed and unregulated participants.”

Regulation of Cannabis in the United States

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we operate through our subsidiaries. We currently operate facilities in Arizona, Maryland, Minnesota, New Mexico, and New York,. We will evaluate, monitor and reassess this disclosure, and any related risks, and will provide updated information to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation, to the extent required by applicable securities laws. Any non-compliance, citations or notices of violation that may impact the Company’s licenses, business activities or operations will be promptly disclosed.

Regulation of Cannabis in the United States Federally

The U.S. Supreme Court has ruled that Congress has the constitutional authority to enact the existing federal prohibition on cannabis. As described further below, U.S. federal law now bifurcates the legality of “hemp” from “marihuana” (also commonly known as marijuana). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”

The U.S. federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including marijuana, on a schedule. Marijuana is classified as a Schedule I drug. The Department of Justice defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” With the limited exceptions of Epidiolex, a pharmaceutical derived from the cannabis extract cannabidiol (“CBD”), and certain drugs that incorporate synthetically derived cannabinoids (i.e., Marinol, Syndros, and Cesamet), the U.S. Food and Drug Administration has not approved marijuana as a safe and effective drug for any indication. Moreover, under the Agriculture Improvement Act of 2018 (commonly referred to as the 2018 Farm Bill), marijuana remains a Schedule I controlled substance under the Controlled Substances Act, with the exception of hemp and extracts derived from hemp (such as CBD) with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale, and possession of medical marijuana under the Access to Cannabis for Medical Purposes Regulations, marijuana is largely regulated at the state level in the U.S.

State laws regulating cannabis are in direct conflict with the Controlled Substances Act. Although certain states and territories of the U.S. authorize medical or recreational cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal; any such acts are criminal acts under federal law under the Controlled Substances Act. Although our activities are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

In August 2013, then-Deputy Attorney General, James Cole, authored a memorandum (the “Cole Memorandum”) addressed to all United States district attorneys acknowledging that, notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several states had enacted laws relating to cannabis for medical purposes.

The Cole Memorandum outlined the priorities for the Department of Justice (the “DOJ”) relating to the prosecution of cannabis offenses. In particular, the Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the DOJ never provided specific guidelines for what regulatory and enforcement systems it deemed sufficient under the Cole Memorandum standard. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOG should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority.

In March 2017, the newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the Cole Memorandum had merit. However, on January 4, 2018, Mr. Sessions issued a new memorandum that rescinded and superseded the Cole Memorandum effective immediately (the “Sessions Memorandum”). The Sessions Memorandum stated, in part, that current law reflects Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The inconsistency between federal and state laws and regulations is a major risk factor.

As a result of the Sessions Memorandum, federal prosecutors were free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active federal prosecutors will be in relation to such activities. Furthermore, the Sessions Memorandum did not discuss the treatment of medical cannabis by federal prosecutors. As an industry best practice, despite the rescission of the Cole Memorandum, Vireo continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

·	Ensure the operations of our subsidiaries and business partners are compliant with all licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of our operations with all applicable regulations.

·	The activities relating to cannabis business adhere to the scope of the licensing obtained for example, in the states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis.

·	We only work through licensed operators, which must pass a range of requirements, adhere to strict business practice standards, and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs, and cartels.

·	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

·	Our subsidiaries have implemented inventory-tracking systems and necessary procedures to ensure that inventory is effectively tracked, and the diversion of cannabis and cannabis products is prevented.

Former Attorney General William Barr, who succeeded Attorney General Sessions, did not provide a clear policy directive for the United States related to state-legal cannabis-related activities. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated, “I do not intend to go after parties who have complied with state law in reliance on the Cole Memorandum.” Attorney General Barr’s statements were not an official declaration of the DOJ policy and were not binding on the DOJ, on any U.S. Attorney or on the Federal courts. On March 11, 2021, Merrick Garland was confirmed as the new Attorney General. Attorney General Garland has not yet made a formal statement or written response on the matter; however, during his confirmation hearings he stated that federal prosecution of state-licensed cannabis operators is not a “useful use” of limited prosecutorial resources. Moreover, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that Federal authorities may enforce current U.S. federal law. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating agreement procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. For the reasons described above and the risks further described in the Risk Factors section below, there are significant risks associated with our business.

Although the Cole Memorandum has been rescinded, Congress has passed a so-called “rider” provision in the FY 2015, 2016, 2017, 2018, and 2019 Consolidated Appropriations Acts to prevent the DOJ from using congressionally appropriated funds to prevent any state or jurisdiction from implementing a law that authorizes the use, distribution, possession, or cultivation of medical marijuana. The rider is known as the “Rohrabacher-Farr” Amendment after its original lead sponsors (it is also sometimes referred to as the “Rohrabacher-Blumenauer” or, in its Senate Form, the “Leahy” Amendment, but it is referred to in this report as “Rohrabacher-Farr”).

Rohrabacher-Farr is typically included in short-term funding bills or continuing resolutions by the House of Representatives, whereas the Leahy Amendment was included in the fiscal year 2020 budget by the Senate, which was signed on December 20, 2019. The Leahy Amendment prevents the DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Leahy Amendment was in effect until September 30, 2020 when the fiscal year ended. Rohrabacher-Farr was renewed through the signing of a series of stopgap spending bills until December 27, 2020, when Rohrabacher-Farr was renewed through the signing of the Consolidated Appropriations Act, 2021, effective through September 30, 2021.

The risk of federal enforcement and other risks associated with the Company’s business are described in Item 1A.—"Risk Factors.”

Regulation of the Cannabis Market at State and Local Levels

Below is a summary overview of the licensing and regulatory framework in the states where Vireo or our subsidiaries are currently operating or expect to operate within the next 12 months, under licenses or rights to operate.

Arizona

Arizona Regulatory Landscape

On November 2, 2010, Arizona voters enacted a medical cannabis initiative - Proposition 203 - with 50.13% of the vote. The Arizona legislature thereafter enacted the Arizona Medical Marijuana Act (“AMMA”), decriminalizing the medical use of cannabis. Arizona Department of Health Services (“AZDHS”) finalized dispensary and registry identification card regulations on March 28, 2011. On April 14, 2011, it began accepting applications for registry cards that provide patients and their caregivers with protection from arrest. AZDHS was preparing to accept dispensary applications starting in June and to register one dispensary for every 10 pharmacies in the state, totaling 125. However, on May 27, 2011, Gov. Jan Brewer led a federal lawsuit seeking a declaratory judgment on whether Arizona’s new medical cannabis program conflicted with federal law. Her lawsuit was rejected in 2012.

The Arizona legislature subsequently rolled back some of Proposition 203’s protections, such as possibly allowing an employer to fire a medical cannabis patient based on a report alleging workplace impairment from a colleague who is “believed to be reliable.” The legislature also passed H.B. 2585, which contradicts Proposition 203 by adding medical cannabis patient data to the prescription drug-monitoring program. In 2015, the legislature again undermined patient protections again with the passage of H.B. 2346, which specifies that nothing requires a government medical assistance program, a private health insurer or a workers’ compensation carrier or self-insured employer providing workers’ compensation benefits to reimburse a person for costs associated with the medical use of marijuana.

To qualify under Arizona’s program, patients must have one of the listed debilitating medical conditions: cancer, HIV-positive; AIDS; Hepatitis C; glaucoma; amyotrophic lateral sclerosis (ALS); Crohn’s disease; agitation of Alzheimer’s disease; or a medical condition that produces wasting syndrome, severe and chronic pain, severe nausea, seizures, or severe and persistent muscle spasms, including those characteristics of multiple sclerosis.

On November 3, 2020, 60% of Arizona voters supported and enacted the Smart and Arizona Safe Act (“Proposition 207”), which took effect on November 30, 2020, following certification of the 2020 election results by the Arizona Secretary of State. Proposition 207 legalizes the possession and use of marijuana for adults age 21 years and older in Arizona. Individuals are permitted to grow up to six marijuana plants within their own residence, in a lockable, enclosed area out of public view. The AZDHS is responsible for adopting rules to regulate adult-use marijuana, including the licensing of marijuana retail stores, cultivation facilities, and production facilities. Among other provisions, Proposition 207 imposes an additional 16 percent tax on marijuana sales and creates a Social Equity Ownership Program, which issues licenses to entities whose owners are “from communities disproportionately impacted by the enforcement of previous marijuana laws.” It also restricts local governments from enacting adult-use regulations, zoning, or license controls more restrictive than those that apply to medical marijuana facilities.

Vireo’s Licenses in Arizona

All medical cannabis certificates are vertically integrated and authorize the holders to cultivate and dispense medical cannabis to patients. Our subsidiaries Elephant Head Farm, LLC and Retail Management Associates, LLC perform fee-based management services consisting of the operation of one dispensary, dually licensed for adult-use and medical sales, and one medical cultivation facility for a non-profit licensee and affiliate of Vireo, Arizona Natural Remedies, Inc. (“ANR”) (executives of the Company constitute all of the members of the board of directors of ANR).  The non-profit licensee holds a Medical Marijuana Dispensary Registration Certificate, Marijuana Establishment License for adult-use sales, and Approval to Operate, issued by the DHS, as well as a Special Use permit issued by the city of Phoenix, which collectively permit ANR to own a single, dual licensed dispensary in Phoenix and a cultivation facility in southern Arizona designated for use with ANR’s medical license. ANR’s medical cultivation facility license permits it to wholesale cannabis to other medical and/or adult use licensed dispensaries within Arizona. The adult-use component of ANR’s dual license allows for one additional off-site adult-use cultivation facility that has yet to be developed.

Arizona Licenses and Regulations

Arizona state licenses are renewed biennially. Every other year, licensees are required to submit a renewal application per guidelines published by the AZDHS. While renewals are biennial, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, the Company would expect to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that the Company’s licenses will be renewed in the future in a timely manner.

Arizona is a vertically integrated system, so that each license permits the holder to acquire, cultivate, process, distribute and/or dispense, deliver, manufacture, transfer, and supply medical marijuana in compliance with the AMMA and AZDHS rules and regulations. For every ten (10) pharmacies that have registered under A.R.S. § 32-1929, have obtained a pharmacy permit from the Arizona Board of Pharmacy, and operate in the State, the AZDHS may issue one non-profit medical cannabis dispensary registration certificate and one marijuana establishment license. Non-profit medical cannabis dispensaries may acquire, possess, cultivate, manufacture, deliver, transfer, transport, supply, sell or dispense marijuana or related supplies and educational materials to qualifying patients, a designated caregiver, a nonprofit medical cannabis dispensary agent or an independent third-party laboratory agent who has been issued and possesses a valid registry identification card. Marijuana establishment licensees may operate all of the following: (1) a single retail location at which the licensee may sell marijuana and marijuana products to consumers, cultivate marijuana and manufacture marijuana products; (2) a single off-site cultivation location at which the licensee may cultivate marijuana, process marijuana and manufacture marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumers; and (3) a single off-site location at which the licensee may manufacture marijuana products and package and store marijuana and marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumer. Cultivation and processing sites can be located anywhere in the State and are not limited to their district (Community Health Analysis Area). Dispensaries are limited to their district for their first three years of operation and may apply to relocate thereafter. Arizona dispensary registration certificates are valid for two years after the date of issuance. The holder of a dispensary registration certificate must also submit an application for approval to operate a dispensary to the AZDHS. A dispensary that has approval to operate as a dispensary issued by the AZDHS is subject to biennial renewals of its Medical Marijuana Dispensary Registration Certificate and Marijuana Establishment License.

Arizona Reporting Requirements

The ADHS requires that dispensaries implement policies and procedures regarding inventory control, including tracking, packaging, acquisition, and disposal of cannabis. ANR uses BioTrackTHC as its in-house computerized seed to sale software, which integrates with the state’s program and captures the required data points for cultivation, manufacturing and retail as required in Arizona’s medical cannabis laws and regulations. ANR is required to submit audited financial statements annually to AZDHS.

The State of Arizona uses the AZDHS Facility Licensing Portal (“AZDHS FLP”) to validate card holders, verify allotment amounts, and track all retail transactions for Arizona. The AZDHS FLP system is also used by license holders to renew the dispensary registration certificates.

We use BioTrack software as our computerized, seed-to-sale tracking and inventory system. Individual licensees whether directly or through third-party integration systems are required to capture and retain all information pertaining to the acquisition, possession, cultivation, manufacturing, delivery, transfer, transportation, supplying, selling, distributing, or dispensing of medical marijuana, to meet all reporting requirements for the State of Arizona.

Maryland

Maryland Regulatory Landscape

In 2012, a state law was enacted in Maryland to establish a state-regulated medical cannabis program. Legislation was signed in May 2013 and the program became operational on December 1, 2017. The Natalie M. LaPrade Maryland Medical Cannabis Commission (the “MMCC”) regulates the state program and awarded operational licenses in a highly competitive application process. The market is divided into three primary classes of licenses: dispensary, cultivation, and processing. Medical cannabis dispensary license pre-approvals were issued to 102 dispensaries out of a pool of over 800 applicants, 15 processing licenses were awarded out of a pool of 124 applicants and 15 cultivation licenses were awarded out of a pool of 145 applicants.

The medical cannabis program was written to allow access to medical cannabis for patients with qualifying medical conditions, including chronic pain, nausea, seizures, glaucoma, and post-traumatic stress disorder or “PTSD.”

In April 2018, Maryland lawmakers agreed to expand the state’s medical cannabis industry by adding another 20 licenses: 7 for cultivation and 13 for processing. Permitted products for sale and consumption include oil-based formulations, dry flower and edibles and other concentrates.

Vireo’s Licenses in Maryland

In Maryland, we operate one dispensary in Frederick, Maryland, which opened in March 2021. We also operate in Maryland a production facility of 30,000 square feet to serve the wholesale market and a new, 110,000 square-foot cultivation facility. We hold phase 2 licenses for cultivation, processing, and dispensing. Wholesale revenues have grown, driven in part by new product offerings and increased market penetration. Heading into fiscal year 2021, we anticipate continued revenue growth. Our licenses in Maryland were awarded to our affiliate MaryMed, LLC through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific background has helped Vireo develop a competitive advantage in the marketplace with respect to applying and winning some merit-based license awards.

Maryland Licenses and Regulations

Maryland licenses are valid for a period of six years and are subject to four-year renewals after required fees are paid and provided that the business remains in good standing. Renewal requests are typically communicated through email from the MMCC and include a renewal form.

Maryland Reporting Requirements

The State of Maryland uses Marijuana Enforcement Tracking Regulation and Compliance system (METRC) as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to use this system for all reporting.

The State of Maryland uses METRC as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. We use a third-party application for our computerized seed to sale software, which integrates with the state’s Metric program and captures the required data points for cultivation, manufacturing and retail as required in the Maryland Medical Cannabis law.

Minnesota

Minnesota Regulatory Landscape

Legislation passed during the 2014 Minnesota legislative session created a new process allowing seriously ill individuals from Minnesota to use medical cannabis to treat a set of nine qualifying medical conditions. The qualifying medical conditions have been expanded to now include 15 qualifying conditions. Effective August 2021, two additional qualifying conditions will be added: sickle cell disease and chronic motor or vocal tic disorder. The Medical Cannabis Program is regulated and administered by the Minnesota Department of Health which oversees all cultivation, production, and distribution facilities. In the initial program the Minnesota Department of Health had registered two manufacturers, with each manufacturer having licenses for four distribution facilities across the state. Minnesota now allows a manufacturer to operate eight distribution facilities, which may include the manufacturer’s single location for cultivation, harvesting, manufacturing, packaging, and processing but is not required to include that location.

Medical cannabis is provided to patients as a liquid, pill, topical (lotions, balms, and patches), vaporized delivery method that does not require the use of dried leaves or plant form, water-soluble cannabinoid multi-particulates (for example, granules, powders, and sprinkles) and orally dissolvable products such as lozenges, gums, mints, buccal tablets, and sublingual tablets.

In terms of safety and security, there are several precautions built into the program. For example, registered manufacturers must contract with a laboratory for testing the quality and consistency of the medical cannabis products. Manufacturers’ facilities are also subject to state inspections.

Minnesota has also implemented a process for monitoring and evaluating the health impacts of medical cannabis on patients which will be used to help patients and health professionals grow their understanding of the benefits, risks, and side effects of medical cannabis.

In 2021, there is potential for the addition of raw flower to the medical program in Minnesota.

Vireo’s Licenses and Permits in Minnesota

Our license in Minnesota was awarded to Vireo through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific background has helped us develop a competitive advantage in the marketplace with respect to applying and winning some merit-based license awards.

Vireo Health of Minnesota, LLC (“Vireo Minnesota”), which is a subsidiary of Vireo, holds one vertically-integrated medical cannabis license to operate one cultivation and production facility in Otsego, MN and eight retail medical cannabis dispensaries in the state of Minnesota, located in Blaine, Bloomington, Burnsville, Hermantown, Rochester, Minneapolis, Moorhead, and Woodbury.

Minnesota Licenses and Regulations

We currently operate eight retail dispensaries and one cultivation and production facility of approximately 90,000 square feet. Recent changes to the state’s qualifying conditions for medical cannabis patients have contributed to increases in patient enrollment, and the legislature also recently granted Vireo four additional dispensary licenses, all of which opened in the fourth quarter of 2020. These additional dispensary licenses, combined with the potential for the state to add dry flower to the list of allowed delivery methods, give our management team optimism that the Minnesota market remains a strong near-term growth opportunity for the Company.

Minnesota state licenses are renewed every two years. Every two years, licensees are required to submit a renewal application with the commissioner at least six months before its registration term expires per Minnesota Administrative Rule 4770.1460. The most recent manufacturer annual fee paid in 2019 was $146,000 and is non-refundable. Additionally, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, Vireo Minnesota expects to receive the applicable renewed license in the ordinary course of business. While Vireo Minnesota’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that Vireo Minnesota’s license will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations of the Company and have a material, adverse effect on the Company’s business and financial results.

Minnesota Reporting Requirements

The State of Minnesota does not require a specific computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements.

Vireo Minnesota currently uses Leaf Logix to satisfy our reporting requirements.

Nevada

Nevada Regulatory Landscape

In Nevada, medical marijuana use was legalized by a ballot initiative (Nevada Medical Marijuana Act, Question 9) in 2000. State-certified medical marijuana establishments were first operational in 2015. On November 8, 2016, voters in Nevada passed the Nevada Marijuana Legalization Initiative (Ballot Question 2) to allow for the sale, possession, and consumption of recreational marijuana in the state for adults 21 and older. The first dispensaries providing adult-use cannabis began sales in July 2017. The Nevada Cannabis Compliance Board is the regulatory agency overseeing the medical and adult-use cannabis programs. Cities and counties in Nevada can determine the number of local cannabis licenses they will issue.

Vireo’s Licenses in Nevada

Vireo Health of Nevada I, LLC (“Vireo Nevada”), which is a subsidiary of Vireo, holds the equity interest of MJ Distributing C201, LLC (“C201”). C201 holds medical and adult-use cannabis cultivation licenses to operate a cultivation facility in Caliente, NV.

Vireo Nevada also holds the equity interest of MJ Distributing P132, LLC (“P132”). P132 holds medical and recreational cannabis production license to operate a product manufacturing facility in Caliente, NV.

Nevada Licenses and Regulations

In the state of Nevada, only cannabis that is grown/produced in the state by a licensed establishment may be sold in the state. The state also allows Vireo to make wholesale sales of cannabis to other licensed entities within the state. There are three principal license categories in Nevada: (1) cultivation, (2) processing and (3) dispensary.

The medical and recreational cultivation licenses permit C201 to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries, facilities for the production of medical marijuana products and/or medical marijuana-infused products, or other medical marijuana cultivation facilities.

The medical and recreational product manufacturing licenses permit P132 to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell marijuana products or marijuana infused products to other medical marijuana production facilities or medical marijuana dispensaries.

Nevada Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T system used to track commercial cannabis activity and seed-to-sale. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. For the cultivation and processing licenses P132 and C201 will designate an inhouse computerized seed to sale software that will integrate with METRC via API. The chosen seed-to-sale system must capture the required data points for cultivation and manufacturing as required in Nevada Revised Statutes section 453A.

New Mexico

New Mexico Regulatory Landscape

The Lynn and Erin Compassionate Use Act (“Compassionate Use Act”) was signed into law in 2007 and became effective July 1, 2007. The Compassionate Use Act established the regulatory framework for use of medical cannabis by New Mexico residents and created the New Mexico Medical Cannabis Program (“NMMCP”). It allows practitioners to prescribe medical cannabis to patients with a debilitating medical condition (as defined in the Compassionate Use Act). Currently, there are at least 23 qualifying conditions under the Compassionate Use Act. When a practitioner determines that the patient has a debilitating medical condition and provides written certification so stating and that the potential health benefits of the cannabis use would likely outweigh the health risks for the patient, the patient can apply with the New Mexico Department of Health (“NMDOH”) for a registry identification card. A qualified patient is allowed to possess cannabis in an amount that is reasonably necessary to ensure uninterrupted availability of cannabis for a period of three months. In 2019, New Mexico announced it would begin permitting non-residents of the state to obtain cannabis under the Compassionate Use Act and as of July 1, 2020, the state now extends reciprocity to residents of all other medical cannabis states, allowing visiting medical marijuana patients to use their home-state credentials to purchase at licensed New Mexico medical marijuana dispensaries.

The governor of New Mexico said she will call lawmakers into a special session in late March 2021 to work on proposed legislation legalizing adult-use cannabis.

Vireo’s Licenses in New Mexico

Pursuant to a management agreement with our affiliate Red Barn Growers, Inc., a New Mexico non-profit corporation and NMDOH licensee, Vireo Health of New Mexico, LLC (“VHNM”), a wholly-owned subsidiary of Vireo, currently operates two dispensaries located in Santa Fe and Gallup and a cultivation and processing facility located in Gallup.

New Mexico Licenses and Regulations

In New Mexico, we currently operate an approximately 10,000 square feet of cultivation and production and have two operational retail dispensaries. The licensee is in the process of developing two additional dispensaries, located in Albuquerque and Las Cruces, as well as additional cultivation capacity in Gallup, which will also be operated by VHNM. We expect that the expansion of the cultivation capacity, if and when approved by regulators, will enable us to begin wholesaling in this market.

The NMMCP is overseen by the NMDOH. The NMMCP has at least 35 Licensed Non-Profit Producers (LNPPs). LNPPs cultivate and distribute cannabis to qualified patients. The NMDOH is not currently accepting new applications for licensure of LNPPs. Each LNPP can operate an unlimited number of dispensaries. The NMMCP approves third-party manufactures to make cannabis-derived products that are then sold through the LNPPs. With approval by the NMMCP, LNPPs can also manufacture products to sell to patients.

New Mexico Reporting Requirements

The state of New Mexico uses BIOTRACKTHC© as the state’s computerized T&T system used to track commercial cannabis activity and seed-to-sale. Individual licensees are required to push data to the state to meet all reporting requirements.

New York

New York Regulatory Landscape

The Compassionate Care Act was signed into law on July 5, 2014. It allows patients to use medical cannabis if they have been diagnosed with a specific severe, debilitating, or life-threatening condition that is accompanied by an associated or complicating condition. The law was expanded to include chronic pain and PTSD. The law has a sunset provision whereby it will expire after seven years (July 5, 2021) unless renewed by the legislature.

Physicians must complete a New York State Department of Health-approved course and register with the New York Department of Health Medical Marijuana Program to certify patients. Practitioners must consult the New York State Prescription Monitoring Program Registry prior to issuing a certification to a patient for medical cannabis.

Patients who are certified by their practitioners are required to apply to obtain a registry identification card in order to obtain medical cannabis certified patients may designate up to two caregivers, who must also register with the Department of Health, to obtain and administer medical cannabis products on behalf of the patients.

There are ten registered organizations, which each hold a vertically integrated license allowing the cultivation, manufacture, transport, distribution, and dispensation of medical cannabis. Registered organizations may only manufacture medical cannabis products in forms approved by the Commissioner of the Department of Health. Approved forms currently include metered liquid or oil preparations, solid and semisolid preparations (e.g., capsules, chewable and effervescent tablets, lozenges), metered ground plant preparations, and topical forms and transdermal patches. The Compassionate Care Act expressly provides that a certified medical use of cannabis does not include smoking and that all prices must be approved by the New York Department of Health.

Each registered organization may have up to four dispensing facilities, owned and operated by the registered organization, where approved medical cannabis products will be dispensed to certified patients or their designated caregivers, who have registered with the Department. Dispensing facilities must report dispensing data to the New York State Prescription Monitoring Program Registry and consult the registry prior to dispensing approved medical cannabis products to certified patients or their designated caregivers.

Adult-use cannabis legislation has been proposed in New York and we believe it has broad support of the legislature and the governor. However, it is unclear how such legislation, if enacted, will interact with the current medical cannabis regime and what effect, if any, such proposal will have on our business.

Vireo’s Licenses and Permits in New York

Our licenses in New York were each awarded to Vireo through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific background has helped the Company develop a competitive advantage in the marketplace with respect to applying and winning some merit-based license awards.

Through our subsidiary Vireo Health of New York, LLC, we hold one of ten vertically integrated medical cannabis licenses. We currently have a cultivation and processing facility in Johnstown, NY and four dispensaries throughout the State in New York City (Queens County), Binghamton, White Plains and Albany. We also operate a home-delivery service based out of our Queens dispensary.

Our New York cultivation and processing facility is approximately 21 acres and compromised of 13,650 square foot of indoor cultivation space, 38,304 square feet of greenhouse cultivation space, and 7,350 square feet of laboratory and processing space. The balance of the land (20 acres total) is unimproved and available to Vireo for future expansion. The facility has been in continuous production and sale of cannabis since January 2016.

New York Licenses and Regulations

In New York, Vireo was one of the original five registered organizations, placing second in the initial selection process, and is currently one of only ten registered organizations operators in the state. While we believe the long-term opportunity in New York is substantial, recent performance has been impacted by neighboring states transitioning to recreational-use jurisdictions, as well as by increasing competition from other developing operators. New product introductions and the beginning of wholesale revenue streams may contribute to improving profit margins in the future. We anticipate additional growth of our home delivery service.

New York registered organization licenses expire 2 years after the date of issuance. An application to renew any registration must be filed with the Department not more than six months nor less than four months prior to the expiration thereof. Registration fees are $200,000 and are refundable if the applicant is not granted a renewal registration. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses.

New York Reporting Requirements

The state of New York uses BIOTRACKTHC© as the state’s computerized T&T system used to track commercial cannabis activity and seed-to-sale. Individual licensees are required to push data to the state to meet all reporting requirements.

Vireo Compliance Program

Expenditures for compliance with federal, state, and local environmental laws and regulations are consistent from year to year and are not material to our financial results. We are compliant with all applicable regulations and properly disposes of the toxic and hazardous substances it uses in our operations.

We are classified as having “direct” involvement in the U.S. marijuana industry and are in material compliance with applicable licensing requirements and the regulatory framework enacted by each state in which it operates. We are not subject to any material citations or notices of violation with applicable licensing requirements and the regulatory framework enacted by each applicable state that may have an impact on our licenses, business activities or operations.

With the oversight of our General Counsel and Chief Compliance Officer, our compliance team oversees, maintains, and implements Vireo’s compliance program. In addition to our internal legal department, we have engaged state regulatory compliance counsel in many jurisdictions.

The compliance team oversees training for cultivation, production and dispensary managers and employees, along with other department leaders and other designated persons as needed, on compliance with state and local laws and regulations. Our compliance team also monitors all compliance notifications from the regulators and inspectors and lead the effort to timely resolve any issues identified. We keep records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.

We have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. We conduct audits of our cannabis and cannabis products inventories at least weekly in order to detect any possible diversion. In addition to weekly audits, security and/or compliance staff conduct unscheduled, unannounced audits to prevent complacency or the perception thereof. Adherence to our standard operating procedures is mandatory and ensures that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We also verify adherence to standard operating procedures by regularly conducting internal inspections and ensures that any issues identified are resolved quickly and thoroughly.

In January 2018, United States Attorney General, Jeff Sessions rescinded the Cole Memorandum and thereby created a vacuum of guidance for enforcement agencies and the DOJ. As an industry best practice, despite the recent rescission of the Cole Memorandum, Vireo continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

·	Ensure the operations of our subsidiaries and business partners are compliant with all licensing requirements related to cannabis operation by applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable regulations;

·	The activities relating to cannabis business adhere to the scope of the licensing obtained. For example, in the states where only medical cannabis is permitted, cannabis products are only sold to patients who hold the necessary documentation whereas, in the states where cannabis is permitted for adult recreational use, in the future, we intend to sell our cannabis products only to individuals who meet the requisite age requirements;

·	We adhere to compliant business practices and has implemented strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels; and

·	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in compliance with all applicable state laws, regulations and licensing requirements in all material respects, such activities remain illegal under United States federal law. For the reasons described above and the risks further described in Risk Factors below, there are significant risks associated with our business. Readers are strongly encouraged to carefully read all the risk factors contained in Item 1A. Risk Factors, below.

Item 1A. Risk Factors

Investing in our securities involves risks. You should carefully consider the risks described in this section before deciding to invest in our securities. If any of these risks occurs, our business, financial condition, and results of operations could be materially, adversely affected. In such case, the trading price of our securities would likely decline, and you may lose all or part of your investment.

Set forth below is a summary of the principal risks we face:

·	Marijuana remains illegal under U.S. federal law, and enforcement of U.S. cannabis laws could change.

·	There is a substantial risk of regulatory or political change.

·	We may be subject to action by the U.S. federal government through various government agencies for participation in the cannabis industry.

·	U.S. state and local regulation of cannabis is uncertain and changing.

·	State regulatory agencies may require us to post bonds or significant fees.

·	We may be subject to heightened scrutiny by U.S. and Canadian authorities, which could ultimately lead to the market for Subordinate Voting Shares becoming highly illiquid and our shareholders having no ability effect trades in Subordinate Voting Shares in Canada.

·	We may face state limitations on ownership of cannabis licenses.

·	We may become subject to FDA or ATF regulation.

·	Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

·	We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

·	Because marijuana is illegal under U.S. federal law, we may be unable to access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy in an entity in which we invest.

·	Because our contracts involve marijuana and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.

·	We may not be able to secure our payment and other contractual rights with liens on the inventory or licenses of our clients and contracting parties under applicable state laws.

·	Because marijuana is illegal under U.S. federal law, marijuana businesses may be subject to civil asset forfeiture.

·	We may be subject to constraints on and differences in marketing our products under varying state laws.

·	The results of future clinical research may be unfavorable to cannabis, which may have a material, adverse effect on the demand for our products.

·	Inconsistent public opinion and perception of the medical recreational use marijuana industry hinders market growth and state adoption.

·	Investors in the Company who are not U.S. citizens may be denied entry into the United States.

·	As a cannabis business, we are subject to unfavorable tax treatment under the Code.

·	If our operations are found to be in violation of applicable money laundering legislation and our revenues are viewed as proceeds of crime, we may be unable to effect distributions or repatriate funds to Canada.

·	We incurred net losses in fiscal years 2020 and 2019, with net cash used in operating activities, and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

·	We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

·	We are a holding company, and our earnings are dependent on the earnings and distributions of our subsidiaries.

·	Our subsidiaries may not be able to obtain necessary permits and authorizations.

·	Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures for realizing the benefit from cannabis licenses that could result in materially detrimental consequences to us.

·	The success of our business depends, in part, on our ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses.

·	We may invest in pre-revenue companies which may not be able to meet anticipated revenue targets in the future.

·	Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.

·	Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

·	The nature of the medical and recreational cannabis industry may result in unconventional due diligence processes and acquisition terms that could have unknown and materially detrimental consequences to us.

·	Our assets may be purchased with limited representations and warranties from the sellers of those assets.

·	Lending by us to third parties may be unsecured, subordinate in interest or backed by unrealizable license assets.

·	Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and recreational cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially, adversely affect our operating results and financial condition.

·	We face security risks related to our physical facilities and cash transfers.

·	We face exposure to fraudulent or illegal activity by employees, contractors, consultants, and agents, which may subject us to investigations and actions.

·	We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable companies, unanticipated expenses, difficulties and delays, and the offering of new products and services in an untested market.

·	We are dependent on the popularity and acceptance of our brand portfolio.

·	Our business is subject to the risks inherent in agricultural operations.

·	We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.

·	We may face potential enforcement actions if we fail to comply with applicable laws.

·	We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches.

·	We may be required to disclose personal information to government or regulatory entities.

·	We face risks related to our insurance coverage and uninsurable risks.

·	Our reputation and ability to do business may be negatively impacted by our suppliers’ inability to produce and ship products.

·	We are dependent on key inputs, suppliers and skilled labor for the cultivation, extraction, and production of cannabis products.

·	Our cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability operate profitably.

·	Our inability to attract and retain key personnel could materially, adversely affect our business.

·	Our sales are difficult to forecast due to limited and unreliable market data.

·	We may be subject to growth-related risks.

·	We are currently involved in litigation, and there may be additional litigation in which we will be involved in the future.

·	We face an inherent risk of product liability claims as a manufacturer, processor and producer of products that are intended to be ingested by people.

·	Our intellectual property may be difficult to protect.

·	We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

·	Our products may be subject to product recalls, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and diversion of management attention.

·	We face unfavorable publicity or consumer perception of the safety, efficacy, and quality of our cannabis products as a result of research, investigations, litigation, and publicity.

·	We face intense competition in a new and rapidly growing industry by other licensed companies with more experience and financial resources than we have and by unlicensed, unregulated participants.

·	There are risks associated with consolidation of the industry by well-capitalized entrants developing large-scale operations.

·	Synthetic products from the pharmaceutical industry may compete with cannabis use and products.

·	Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

·	The elimination of monetary liability against our directors, officers, and employees under British Columbia law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

·	There is doubt as to the ability to enforce judgments in Canada or under Canadian law against U.S. subsidiaries, assets, and experts.

·	Our past performance may not be indicative of our future results.

·	Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.

·	Epidemics and pandemics, including the recent COVID-19 pandemic, may have a significant negative impact on our business and financial results.

·	A return on our securities is not guaranteed.

·	Our voting control is concentrated given 37.2% of our voting power is held by our Chief Executive Officer.

·	Our capital structure and voting control may cause unpredictability.

·	Additional issuances of Subordinate Voting Shares, or securities convertible into Subordinate Voting Shares, may result in dilution.

·	Sales of substantial numbers of Subordinate Voting Shares may have an adverse effect on their market price.

·	The market price for the Subordinate Voting Shares may be volatile.

·	A decline in the price or trading volume of the Subordinate Voting Shares could affect our ability to raise further capital and adversely impact our ability to continue operations.

·	If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate, or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

·	An investor may face liquidity risks with an investment in the Subordinate Voting Shares.

·	We are subject to increased costs as a result of being a public company in Canada and the United States.

·	We do not intend to pay dividends on our Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.

·	We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, the Subordinate Voting Shares may be less attractive to investors.

·	Our shareholders are subject to extensive governmental regulation and, if a shareholder is found unsuitable by one of our licensing authorities, that shareholder would not be able to beneficially own our securities. Our shareholders may also be required to provide information that is requested by licensing authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund such redemption of our securities.

·	We are subject to Canadian and United States tax on our worldwide income.

·	Dispositions of Subordinate Voting Shares will be subject to Canadian and/or United States tax.

·	Although we do not intend to pay dividends on any of our Subordinate Voting Shares, any such dividends would be subject to Canadian and/or United States withholding tax.

·	Transfers of Subordinate Voting Shares may be subject to United States estate and generation-skipping transfer taxes.

·	Taxation of Non-U.S. Holders upon a disposition of Subordinate Voting Shares depends on whether we are classified as a United States real property holding corporation.

·	Changes in tax laws may affect the Company and holders of Subordinate Voting Shares.

·	ERISA imposes additional obligations on certain investors.

The following are certain factors relating to our business. These risks and uncertainties are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or currently deemed immaterial by us, may also impair our operations. If any such risks occur, our shareholders could lose all or part of their investment and our business, financial condition, liquidity, results of operations, and prospects could be materially, adversely affected and our ability to implement our growth plans could be adversely affected. Our shareholders should carefully evaluate the following risk factors associated with the Subordinate Voting Shares.

Risks Related to the Regulatory System and Business Environment for Cannabis

Marijuana remains illegal under U.S. federal law, and enforcement of U.S. cannabis laws could change.

United States federal law now bifurcates the legality of “hemp” from “marihuana” (also commonly known as marijuana). For purposes of this Annual Report on Form 10-K, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act and is used interchangeably with the term “marijuana.”

There are significant legal restrictions and regulations that govern the cannabis industry in the United States. Marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the United States to, among other things, cultivate, distribute, or possess cannabis in the United States. In those states in which the use of marijuana has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies marijuana as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to marijuana (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable U.S. federal money laundering legislation. While the approach to enforcement of such laws by the federal government in the United States has trended toward non-enforcement against individuals and businesses that comply with medical or adult-use cannabis regulatory programs in states where such programs are legal, strict compliance with state laws with respect to cannabis will neither absolve Vireo of liability under U.S. federal law, nor will it provide a defense to any federal proceeding which may be brought against Vireo. Since federal law criminalizing the use of marijuana pre-empts state laws that legalize its use, enforcement of federal law regarding marijuana is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition. Any proceedings brought against Vireo under federal law may materially, adversely affect our operations and financial performance.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. We are either currently, or in the future expect to be, directly or indirectly engaged in the medical and adult-use cannabis industry in the United States where state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge; management may not be able to predict all such risks.

As of the date of this filing, there are 36 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Similarly, 14 states and the District of Columbia have legalized cannabis for adult use.

Because our current and anticipated future activities in the medical and adult-use cannabis industry may be illegal under the applicable federal laws of the United States, there can be no assurance that the U.S. federal government will not seek to enforce the applicable laws against us. The consequences of such enforcement would likely be materially adverse to the Company and our business, including our reputation, profitability and the market price of our publicly traded Subordinate Voting Shares, and could result in the forfeiture or seizure of all or substantially all of our assets.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. There can be no assurance that the federal government will not enforce federal laws relating to marijuana and seek to prosecute cases involving marijuana businesses that are otherwise compliant with state laws in the future. In 2013, the DOJ attempted to address the inconsistent treatment of cannabis under state and federal law. Deputy Attorney General James Cole sent all U.S. Attorneys the Cole Memorandum in August 2013, which outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, production, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a priority for the DOJ. However, the DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.

On January 4, 2018, former U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities.

As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in the future in relation to such activities.

There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future. On March 11, 2021, Merrick Garland was sworn in as the 86th Attorney General of the United States.

Most states that have legalized cannabis continue to craft their regulations pursuant to the Cole Memorandum. Federal enforcement agencies have taken little or no action against state-compliant cannabis businesses. However, the DOJ may change its enforcement policies at any time, with or without advance notice.

There is a substantial risk of regulatory or political change.

The success of our business strategy depends on the legality of the cannabis industry in the U.S. The political environment surrounding the cannabis industry in the U.S. in general can be volatile and the regulatory framework in the U.S. remains in flux. Despite the currently implemented laws and regulations in the U.S. and its territories to legalize and regulate the cultivation, production, processing, sale, possession and use of cannabis, and additional states that have pending legislation regarding the same, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our ability to successfully invest and/or participate in the selected business opportunities.

Further, there is no guarantee that at some future date, voters and/or the applicable legislative bodies will not repeal, overturn or limit any such legislation legalizing the sale, disbursement and consumption of medical or adult-use cannabis. It is also important to note that local and city ordinances may strictly limit and/or restrict disbursement of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry.

Cannabis remains illegal under U.S. federal law, and the U.S. federal government could bring criminal and civil charges against us or our subsidiaries or our investments at any time. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis-related legislation could have a material, adverse effect on our business, financial condition, or results of operations.

We may be subject to action by the U.S. federal government through various government agencies for participation in the cannabis industry.

Because the cultivation, processing, production, distribution, and sale of cannabis for any purpose, medical, adult use or otherwise, remain illegal under U.S. federal law, it is possible that we may be forced to cease any such activities. The U.S. federal government, through, among others, the DOJ, its sub-agency the Drug Enforcement Administration (“DEA”) and the U.S. Internal Revenue Service (“IRS”), has the right to actively investigate, audit and shut down cannabis growing facilities, processors, and retailers. The U.S. federal government may also attempt to seize our property. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. It does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed marijuana-related businesses that are operating in compliance with state law. As the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the DOJ may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting marijuana related businesses. In the event that the DOJ aggressively pursues financiers or equity owners of cannabis-related businesses, and U.S. Attorneys follow the DOJ policies through pursuing prosecutions, then we could face:

(i)	seizure of our cash and other assets used to support or derived from our cannabis subsidiaries;

(ii)	the arrest of our employees, directors, officers, managers, and investors; and

(iii)	ancillary criminal violations of the Controlled Substances Act for aiding and abetting, and conspiracy to violate the Controlled Substances Act by providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis.

Because the Cole Memorandum was rescinded, the DOJ or an aggressive federal prosecutor could allege that the Company and our Board and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services. In these circumstances, our operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Additionally, there can be no assurance as to the position the current or any new federal administration may take on marijuana. Any enforcement of current federal marijuana laws could cause significant financial damage to the Company and our shareholders. Further, future presidential administrations may choose to treat marijuana differently and potentially enforce the federal laws more aggressively.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material, adverse effect on the Company, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on various stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our Subordinate Voting Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because: (i) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved; and (ii) such time or resources could be substantial.

U.S. state and local regulation of cannabis is uncertain and changing.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could materially adversely affect the Company, our business and our assets or investments.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented by the Company are compliance-based and are derived from the state regulatory structure governing cannabis businesses. Notwithstanding Vireo’s efforts and diligence, regulatory compliance, and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will receive and maintain the necessary licenses, permits or cards to continue operating our business. A state implementing an adult-use cannabis program may prohibit participation by the Company in one or more aspects of that program, or require the Company to pay fees to participate, which fees may be material or prohibitive.

States in which we are licensed to cultivate, process and/or dispense medical cannabis may add a legal adult-use program, either by legislation or ballot initiative. There can be no assurance that we will be permitted to participate in adult-use cannabis cultivation, processing or dispensing simply because we hold medical cannabis licenses.

Local laws and ordinances could also restrict our business activity. Although our operations are legal under the laws of the states in which it operates, local governments often have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances, and similar laws could be adopted or changed and have a material, adverse effect on our business.

Multiple states where medical and/or adult use cannabis is legal have or are considering special taxes or fees on businesses in the marijuana industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material, adverse effect upon our business, prospects, revenue, results of operation and financial condition.

We currently operate cannabis dispensaries in Arizona, Maryland, Minnesota, New Mexico, and New York.

State regulatory agencies may require us to post bonds or significant fees.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal marijuana to post a bond or significant fees when applying, for example, for a dispensary license or renewal, as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which we currently operate or may in the future operate, but they may be materially negative to our results of operations, financial condition and ultimate business success, individually or in the aggregate.

We may be subject to heightened scrutiny by United States and Canadian authorities, which could ultimately lead to the market for Subordinate Voting Shares becoming highly illiquid and our shareholders having no ability to effect trades in Subordinate Voting Shares in Canada.

Currently, our Subordinate Voting Shares are traded on the Canadian Securities Exchange and on the OTCQX tier of the OTC Markets in the United States. Our business, operations, and investments in the United States, and any such future business, operations, or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository (clearing and settling trades in the Canadian equity, fixed income, and money markets), would refuse to settle trades for cannabis issuers that have investments in the United States. However, CDS has not implemented this policy.

On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the Canadian Securities Exchange, the Toronto Stock Exchange and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Canadian securities exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States. Even though the MOU indicated that there are no plans to ban the settlement of securities through CDS, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were implemented at a time when the Subordinate Voting Shares are listed on a Canadian stock exchange, it would have a material, adverse effect on the ability of holders of Subordinate Voting Shares to make and settle trades. In particular, the market for Subordinate Voting Shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of Subordinate Voting Shares through the facilities of the applicable Canadian stock exchange.

We may face state limitations on ownership of cannabis licenses.

Certain jurisdictions in which we operate or expect to operate limit the number of cannabis licenses and certain economic or commercial interests in the entity that holds the license that can be held by one entity within that state. As a result of the completion of certain acquisition transactions that we have entered into or may enter into in the future, we may potentially hold more than the prescribed number of licenses or economic or commercial interests in a licensed entity in certain states, and accordingly may be required to divest certain licenses or entities that hold such license in order to comply with applicable regulations. The divestiture of certain licenses or entities that hold such licenses may result in a material, adverse effect on our business, financial condition, or results of operations.

We may become subject to FDA or ATF regulation.

Marijuana remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies marijuana to a Schedule II, Schedule III, Schedule IV, or Schedule V controlled substance or declassifies it as a controlled substance, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938, as amended (the “FDCA”). The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because marijuana is federally illegal to produce and sell, and because it has few federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to industrial hemp-derived products, especially CBD derived from industrial hemp sold outside of state-regulated cannabis businesses. The FDA has recently affirmed its authority to regulate CBD derived from both marijuana and industrial hemp, and its intention to develop a framework for regulating the production and sale of CBD derived from industrial hemp.

Additionally, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting, processing, and production of cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis and cannabis products. It is also possible that the FDA would require facilities where medical-use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. If some or all these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If we are unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products.

Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

Banks and other depository institutions are currently hindered by federal law from providing financial services to marijuana businesses, even in states where those businesses are regulated.

The Company and our subsidiaries are subject to a variety of laws and regulations domestically and internationally that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended, and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

The Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury issued the FinCEN Memorandum on February 14, 2014, outlining the pathways for financial institutions to bank cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum refers to the Cole Memorandum’s enforcement priorities.

The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has FinCEN given any indication that it intends to rescind the FinCEN Memorandum itself. Shortly after the Sessions Memorandum was issued, FinCEN did state that it would review the FinCEN Memorandum, but FinCEN has not yet issued further guidance.

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow its guidelines. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

If our operations, or proceeds thereof, dividend distributions or profits or revenues derived from our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to declare or pay dividends or effect other distributions.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis, cannabis oil and consumable cannabis products, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals that may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition.

While endeavor to comply with all applicable laws, regulations and guidelines and, to our knowledge, we are in compliance with, or are in the process of being assessed for compliance with all such laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material, adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application, or enforcement procedures at any time, which may adversely affect our ongoing costs relating to regulatory compliance.

Because marijuana is illegal under U.S. federal law, we may be unable to access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy in an entity in which we invest.

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In the event of a bankruptcy, it would be very difficult for lenders to recoup their investments in the cannabis industry. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material, adverse effect on the Company.

Additionally, there is no guarantee that we will be able to effectively enforce any interests we may have in our other subsidiaries and investments. A bankruptcy or other similar event related to an entity in which we hold an interest that precludes such entity from performing its obligations under an agreement may have a material, adverse effect on our business, financial condition, or results of operations. Further, should an entity in which we hold an interest have insufficient assets to pay its liabilities, it is possible that other liabilities will be satisfied prior to the liabilities or equity owed to us. In addition, bankruptcy or other similar proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material, adverse effect on our business, financial condition or results of operations.

Because our contracts involve marijuana and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.

Because our contracts involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing our contracts in federal courts and certain state courts. Therefore, there is uncertainty as to whether we will be able to legally enforce our agreements, which could have a material, adverse effect on the Company.

We may not be able to secure our payment and other contractual rights with liens on the inventory or licenses of our clients and contracting parties under applicable state laws.

In general, the laws of the various states that have legalized cannabis sale and cultivation do not expressly or impliedly allow for the pledge of inventory containing cannabis as collateral for the benefit of third parties, such as the Company and our subsidiaries, that do not possess the requisite licenses and entitlements to cultivate, process, sell, or possess cannabis pursuant to the applicable state law. Likewise, the laws of those states generally do not allow for transfer of the licenses and entitlements to sell or cultivate cannabis to third parties that have not been granted such licenses and entitlements by the applicable state agency. Our inability to secure our payment and other contractual rights with liens on the inventory and licenses of our clients and contracting parties increases the risk of loss resulting from breaches of the applicable agreements by the contracting parties, which, in turn, could have a material, adverse effect on our business, financial condition or results of operations.

Because marijuana is illegal under U.S. federal law, marijuana businesses may be subject to civil asset forfeiture.

Because the marijuana industry remains illegal under U.S. federal law, any properties owned by participants in the marijuana industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

We may be subject to constraints on and differences in marketing our products under varying state laws.

There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging, and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be materially, adversely affected.

The results of future clinical research may be unfavorable to cannabis, which may have a material, adverse effect on the demand for our products.

The cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception can be significantly influenced by scientific research or findings regarding the consumption of cannabis products. There can be no assurance that future scientific research or findings will be favorable to the cannabis market or any particular product, or consistent with earlier research or findings. Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Although we believe that various articles, reports, and studies support our beliefs regarding the medical benefits, viability, safety, efficacy and dosing of cannabis, future research and clinical trials may prove such statements to be incorrect or could raise concerns regarding cannabis. Future research studies and clinical trials may draw opposing conclusions to those stated in this document or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, or other facts related to cannabis, which could have a material, adverse effect on the demand for our products, and therefore on our business, prospects, revenue, results of operation and financial condition.

Inconsistent public opinion and perception of the medical and adult-use use cannabis industry hinders market growth and state adoption.

Public opinion and support for medical and adult-use cannabis has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising generally for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general). Inconsistent public opinion and perception of the medical and adult-use cannabis may hinder growth and state adoption, which could have a material, adverse effect on our business, financial condition, or results of operations.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines. Our management believes the medical and adult-use cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Acceptance of our products will depend on several factors, including availability, cost, familiarity of use, perceptions of acceptance by other people, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical and adult-use cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical and adult-use cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material, adverse effect on the demand for our products and our business, results of operations, financial condition, and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material, adverse effect on the Company, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy, and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material, adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Investors in the Company who are not U.S. citizens may be denied entry into the United States.

Because cannabis remains illegal under U.S. federal law, those individuals who are not U.S. citizens employed at or investing in legal and licensed U.S. cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with U.S. cannabis businesses. Entry happens at the sole discretion of U.S. Customs and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the United States. Business or financial involvement in the legal cannabis industry in Canada or in the United States could also be reason enough for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances and, because cannabis continues to be a controlled substance under U.S. law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal or Canada may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers, and investors of companies involved in business activities related to cannabis in the United States or Canada (such as the Company), who are not U.S. citizens face the risk of being barred from entry into the United States for life. On October 9, 2018, CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada coming into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible.

As a cannabis business, we are subject to unfavorable tax treatment under the Internal Revenue Code.

Under Section 280E of the U.S. Internal Revenue Code of 1986 (together with the Treasury regulations promulgated and the rulings issued thereunder, the “Code”), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if the trade or business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act), which is prohibited by federal law or the law of any state in which that trade or business is conducted. The IRS has applied this provision to cannabis operations, prohibiting them from deducting many expenses associated with cannabis businesses other than certain costs and expenses related to cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a significant impact on the operations of cannabis companies, including the Company, and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses.

If our operations are found to be in violation of applicable money laundering legislation and our revenues are viewed as proceeds of crime, we may be unable to effect distributions or repatriate funds to Canada.

We are subject to a variety of laws and regulations in the U.S. and Canada that involve money laundering, financial record-keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended, and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada.

If the operations of the Company or our subsidiaries, or any proceeds thereof, any dividend distributions or any profits or revenues derived from these operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material, adverse effect on the Company and, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions, or subsequently repatriate such funds back to Canada.

Risks Related to our Business and Operations

We incurred net losses in fiscal years 2020 and 2019 with net cash used in operating activities and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses, under U.S. generally accepted accounting principles, of $22,942,194 and $57,479,312 and net cash used in operating activities of $10,932,383 and $26,906,844 for the fiscal years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an aggregate accumulated deficit of $101,733,044. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and augmenting such cash flows using external resources to satisfy our cash needs, and there is no assurance that we will be able to achieve such cash flows.

We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

We may need additional capital to sustain our operations and will likely seek further financing. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised. To date, our operations and expansion of our business have been funded primarily from cash-flow from operations as substantially supplemented by the proceeds of debt and equity financings and the sale of our former Pennsylvania subsidiaries. We expect to require substantial additional capital in the future primarily to fund working capital requirements of our business, including operational expenses, operationalizing existing licenses, planned capital expenditures including the focused development and growth of cultivation and dispensary facilities, debt service and acquisitions.

Even if we obtain financing for our near-term operations and expansion, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including, without limitation: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; (v) debt service; and (vi) the taxes to which our businesses and operations are subject.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of existing securities. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity securities, market fluctuations in the price of our securities could limit our ability to obtain equity financing.

No assurance can be given that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially, adversely affected, and we could be forced to reduce or discontinue our operations.

We are a holding company, and our earnings are dependent on the earnings and distributions of our subsidiaries.

We are a holding company and essentially all our assets are the capital stock or membership interests of our subsidiaries or management services agreements with entities in each of the markets in which we operate, including in our core markets of Arizona, Maryland, Minnesota, New Mexico, and New York. As a result, our shareholders are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all our business through our subsidiaries, which generate substantially all our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation, or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

Our subsidiaries may not be able to obtain necessary permits and authorizations.

Our subsidiaries may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations, or accreditations to operate their respective businesses, or may only be able to do so at great cost. In addition, our subsidiaries may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations, or accreditations could result in restrictions on a subsidiary’s ability to operate in the cannabis industry, which could have a material, adverse effect on our business, financial condition, and results of operations.

Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures for realizing the benefit from cannabis licenses that could result in materially detrimental consequences to us.

We realize, and will continue to realize, the benefits from cannabis licenses pursuant to a number of different structures, depending on the regulatory requirements from state-to-state, including realizing the economic benefit of cannabis licenses through management agreements. Such agreements are often required to comply with applicable laws and regulations or are in response to perceived risks that we determine warrant such arrangements.

The foregoing structures present various risks to the Company and our subsidiaries, including but not limited to the following risks, each of which could have a material, adverse effect on our business, financial condition, and results of operations:

·	A governmental body or regulatory entity may determine that any of these structures are in violation of a legal or regulatory requirement or change such legal or regulatory requirements with the result that a management agreement structure violates such requirements (where it had not in the past).

·	There could be a material, adverse impact on the revenue stream Vireo receives from or on account of cannabis licenses (as we will not be the license holder, and therefore any economic benefit is received pursuant to a contractual arrangement). If a management agreement is terminated, the Company will no longer receive any economic benefit from the applicable dispensary and/or cultivation license.

·	These structures could potentially result in the funds invested by the Company being used for unintended purposes, such as to fund litigation.

·	If a management agreement structure is in place, Vireo will not be the license holder of the applicable state-issued cannabis license, and therefore, only have contractual rights in respect of any interest in any such license. If the license holder fails to adhere to its contractual agreement with us, or if the license holder makes, or omits to make, decisions in respect of the license that we disagree with, Vireo will only have contractual recourse and will not have recourse to any regulatory authority.

·	The license holder may renege on its obligation to pay fees and other compensation pursuant to a management agreement or violate other provisions of these agreements.

·	The license holder’s acts or omissions may violate the requirements applicable to it pursuant to the applicable dispensary and/or cultivation license, thus jeopardizing the status and economic value of the license holder (and, by extension, of the Company).

·	The license holder may attempt to terminate the management agreement in violation of its express terms.

In any or all of the above situations, it may be difficult and expensive for us to protect our rights through litigation, arbitration, or similar proceedings.

The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.

Since the Company’s inception, we have acquired and integrated complementary businesses, which have contributed to a significant portion of our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or indebtedness, which could increase our debt. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transaction or that any contemplated transaction will be completed. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition would not be recoverable.

Acquisitions typically require integration of the acquired company’s estimation, project management, finance, information technology, risk management, purchasing and fleet management functions. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as beneficial or profitable as and when expected or at all. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs, reduce profits, or generate losses. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:

·	we may become liable for certain liabilities of an acquired business, whether or not known to us, which could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices, and these liabilities could be significant;

·	we may not be able to retain local managers and key employees who are important to the operations of an acquired business;

·	substantial attention from our senior management and the management of an acquired business may be required, which could decrease the time that they have to service and attract customers;

·	we may not effectively utilize new equipment that we acquire through acquisitions;

·	the complete integration of an acquired company depends, to a certain extent, on the full implementation of our financial and management information systems, business practices and policies; and

·	we may actively pursue a number of opportunities simultaneously and may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

Acquisitions involve risks that the acquired business will not perform as expected and that business judgments concerning the value, strengths and weaknesses of the acquired business will prove incorrect. In addition, potential acquisition targets may be in states in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel, and facilities. In addition, if we enter new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements.

We cannot guarantee that we will achieve synergies and cost savings in connection with completed or future acquisitions within the timing anticipated or at all. Many of the businesses that we have acquired and may acquire in the future have unaudited financial statements that have been prepared by management and have not been independently reviewed or audited. We cannot guarantee that such financial statements would not be materially different if such statements were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with prior acquisitions or that we will complete future acquisitions at all. We cannot guarantee that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into existing operations. In addition, the results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly. Our inability to effectively manage the integration of our completed and future acquisitions could prevent us from realizing expected rates of return on an acquired business and could have a material and adverse effect on our financial condition, results of operations or liquidity.

We may invest in pre-revenue companies which may not be able to meet anticipated revenue targets in the future.

We have made and may in the future make investments in companies with no significant sources of operating cash flow and no revenue from operations. Our investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that our investment in these pre-revenue companies will not be able to meet anticipated revenue targets or will generate no revenue at all, or such underperforming pre-revenue companies may fail, which could have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition.

Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.

On March 25, 2021, we entered into the Credit Facility. The Credit Facility contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, incur additional debt or issue guarantees, create additional liens, pay cash dividends, repurchase stock or make other restricted payments, make certain voluntary prepayments of specified debt, engage in sale-leasebacks involving certain assets, and enter into mergers or acquisitions or dispose of certain assets. The Credit Facility also contains, and any of our other future debt agreements may contain, financial covenants regarding our liquidity, minimum consolidated adjusted EBITDA, and consolidated fixed charge coverage ratio. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

As of December 31, 2020, we had $2,010,000 in aggregate principal indebtedness (refer to Notes 15 and 17) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and we entered into the Credit Facility on March 25, 2021, which provides for delayed draw term loans of up to $46 million, $26 million of which we borrowed on March 25, 2021.

Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our current and future indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business has not generated positive cash flow from operations. If this continues in the future, we may not have sufficient cash flows to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current and future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The nature of the medical and adult-use cannabis industry may result in unconventional due diligence processes and acquisition terms that could have unknown and materially detrimental consequences to us.

The uncertainty inherent in various aspects of the medical and adult-use cannabis industry may result in what otherwise would be considered to be inadequate investment due diligence information and uncertain legal consequences relative to arrangements affecting a target investment. The reluctance of banks and other financial institutions to facilitate financial transactions in the medical and adult-use cannabis industry can result in inadequate and unverifiable financial information about target investments, as well as cash management practices that are vulnerable to theft and fraud. The lack of established, traditional sources of financing for industry participants can result in unusual and uncertain arrangements affecting the ownership and obligations of a target investment. The reluctance of lawyers to represent industry participants in furtherance of financing and other business transactions can result in the lack of appropriate documentation setting forth the terms of the transactions, inadequately documented transactions, and transactions that in whole or in part are illegal under applicable state law, among other detrimental consequences. We may have invested in, and may in the future invest in, businesses and companies that are or may become party to legal proceedings, may have inadequate financial and other due diligence information, may employ vulnerable cash management practices, lack written or adequate legal documents governing significant transactions, and otherwise have known or unknown conditions that could be detrimental to our business and assets.

Our assets may be purchased with limited representations and warranties from the sellers of those assets.

We will generally acquire assets and businesses, after conducting our due diligence, with only limited representations and warranties from the seller regarding the quality of the assets and the likelihood of payment. As a result, if defects in the assets or business are subsequently discovered, we may not be able to pursue a claim for all or any of our damages against the owners of such seller, and may be limited to asserting our claims against the seller. The extent of damages that we may incur as a result of such matters cannot be predicted, but potentially could have a material, adverse effect on the value of our assets and revenue stream and, as a result, on our ability to pay dividends.

Lending by us to third parties may be unsecured, subordinate in interest or backed by unrealizable license assets.

In connection with certain transactions, we may also act as lender to one or more counterparties. Certain of these loans are unsecured, which places us at a greater risk of not receiving repayment or the equivalent value thereof. Even for loans that are secured, there is a risk that other lenders may have priority interest to us or that the assets of the borrower may be insufficient to satisfy the loan. In addition, we may have difficulty putting liens on the assets of a borrower, as the major asset is generally the cannabis license which is not transferrable pursuant to state law. Any inability of a borrower to repay a loan or of the Company to realize the value of secured assets could have a material, adverse effect on our business, financial condition, or results of operations.

Competition for the acquisition and leasing of properties suitable for the cultivation, production, and sale of medical and adult-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially, adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation, production, and sale of medical and adult-use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers, and sellers of cannabis. These competitors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our shareholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns.

We face security risks related to our physical facilities and cash transfers.

The business premises of our operating locations are targets for theft. While we have implemented security measures at each location and continue to monitor and improve such security measures, our cultivation, production, processing, and dispensary facilities could be subject to break-ins, robberies, and other breaches in security. If there were a breach in security and we fell victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers, cannabis products and cultivation, production, processing, and packaging equipment could have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition.

Our business involves the movement and transfer of cash, which is collected from dispensaries or patients/customers and deposited into our bank. There is a risk of theft or robbery during the transport of cash. We have engaged security firms to provide security in the transport and movement of large amounts of cash. Employees sometimes transport cash and/or products. While we have taken robust steps to prevent theft or robbery of cash and products during transport, there can be no assurance that there will not be a security breach during the transport and the movement of cash or products, involving the theft of product or cash.

We face exposure to fraudulent or illegal activity by employees, contractors, consultants, and agents, which may subject us to investigations and actions.

We are exposed to the risk that any of our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates one or more of the following: (i) government regulations; (ii) manufacturing standards; (iii) federal or state privacy laws and regulations; (iv) laws that require the true, complete, and accurate reporting of financial information or data; or (v) other laws or regulations. It may not always be possible for us to identify and prevent misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents, or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us, and we are not successful in defending the Company or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material, adverse effect on our business, financial condition or results of operations.

We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable companies, unanticipated expenses, difficulties and delays, and the offering of new products and services in an untested market.

As a relatively new industry, there are not many established players in the cannabis industry whose business model we can follow or emulate. Similarly, there is little information about comparable companies available for potential investors to review in deciding whether to invest in the Company.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the point where investors may lose their entire investments.

We have committed and expect to continue committing significant resources and capital to develop and market existing products and services and new products and services. These products and services are relatively untested in the marketplace, and we cannot provide assurance that we will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition from offerings by new and existing competitors in the business. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products and services could materially harm our business, prospects, revenue, results of operation and financial condition.

We are dependent on the popularity and acceptance of our brand portfolio.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of and demand for our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

We believe that establishing and maintaining the brand identities of products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of brands will depend largely on success in providing high-quality products. If customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by customers and consumers, we will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to increase substantially financial commitment to creating and maintaining a distinct brand loyalty among customers. If we incur significant expenses in an attempt to promote and maintain brands, this could have a material, adverse effect on our business, financial condition or results of operations.

Our business is subject to the risks inherent in agricultural operations.

Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases, and similar agricultural risks. Although our cultivation is substantially completed indoors under climate-controlled conditions, some cultivation is completed outdoors and there can be no assurance that natural elements will not have a material, adverse effect on the production of our products and, consequentially, on our business, financial condition, or results of operations.

We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.

Our operations will be subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that future changes in environmental regulation, if any, will not have a material, adverse effect on our business, financial condition, or results of operations of the Company.

Government approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our proposed production of cannabis or from proceeding with the development of our operations as currently proposed.

We may face potential enforcement actions if we fail to comply with applicable laws.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The subsidiaries may be required to compensate those suffering loss or damage by reason of their operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production of cannabis, or more stringent implementation thereof, could cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development, and could have a material, adverse effect on our business, financial condition, or results of operations.

We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches.

Our use of technology is critical in our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. Successful cyber-attacks and/or technological malfunctions affecting us or our service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or other confidential information and reputational risk. We have not experienced any material losses to date relating to cyber-attacks, other information breaches or technological malfunctions. However, there can be no assurance that we will not incur such losses in the future. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate and redress security vulnerabilities.

We are subject to laws, rules and regulations in the United States and other jurisdictions relating to the collection, production, storage, transfer and use of personal data. We may store and collect personal information about customers and employees. It is our responsibility to protect that information from privacy breaches that may occur through procedural or process failure, information technology malfunction or deliberate, unauthorized intrusions. Any such theft or privacy breach could have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition. Additionally, our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees, and other individuals of a data security breach. Evolving compliance and operational requirements under the privacy laws, rules, and regulations of jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or the imposition of significant fines, could negatively impact our reputation and may otherwise materially, adversely impact our business, financial condition, and operating results.

We may be required to disclose personal information to government or regulatory entities.

We own, manage, or provide services to various U.S. state-licensed cannabis operations. Acquiring even a minimal and/or indirect interest in a U.S. state-licensed cannabis business can trigger requirements to disclose investors’ personal information. While these requirements vary by jurisdiction, some require interest holders to apply for regulatory approval and to provide tax returns, compensation agreements, fingerprints for background checks, criminal history records and other documents and information. Some states require disclosures of directors, officers, and holders of more than a certain percentage of equity of the applicant. While certain states include exceptions for investments in publicly traded entities, not all states do so, and some such exceptions are confined to companies traded on a U.S. securities exchange. If these regulations were to extend to the Company, investors would be required to comply with such regulations, or face the possibility that the relevant cannabis license could be revoked or cancelled by the state licensing authority.

We face risks related to our insurance coverage and uninsurable risks.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, fires, riots, civil unrest, labor disputes, litigation and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material, adverse effect upon our financial performance and results of operations.

Our reputation and ability to do business may be negatively impacted by our suppliers’ inability to produce and ship products.

We depend on third-party suppliers to produce and timely ship orders to us. Some products purchased from our suppliers are resold to our customers, while others are used in the production or packaging of our products. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ ability to timely resolve production issues could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers.

We are dependent on key inputs, suppliers and skilled labor for the cultivation, extraction, and production of cannabis products.

The cultivation, extraction and production of cannabis and derivative products is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole-source supplier were to be acquired by a competitor of ours, that competitor may elect not to sell to the Company in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition. We purchase key inputs on a purchase order basis from suppliers at market prices based on its production requirements and anticipated demand. We believe that we will have access to a sufficient supply of the key inputs for the foreseeable future.

Our cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability operate profitably.

The ability to compete and grow our business will be dependent on our continued access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts, and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts, and components. This could have a material, adverse effect on our financial results.

Our inability to attract and retain key personnel could materially, adversely affect our business.

Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management and key personnel. We compete with other companies both within and outside the cannabis industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially, adversely affected.

Our sales are difficult to forecast due to limited and unreliable market data.

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries and the effects of the COVID-19 pandemic, the market data that is available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of inaccurate research and projections may have a material, adverse effect on our business, results of operations and financial condition.

We may be subject to growth-related risks.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal personnel, processes, systems, and controls. Our ability to manage growth effectively will require us, among other things, to continue to implement and improve our operational and financial systems and processes, and to expand, train and manage our employee base. Our inability to manage this growth effectively and efficiently may have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition.

We are currently involved in litigation, and there may be additional litigation in which we will be involved in the future.

We are currently involved in litigation and may become party to litigation from time to time in the future with various counterparties, including, but not limited to, joint venture partners and other affiliates. An adverse decision in any litigation could have a material, adverse effect on our business, financial condition or results of operations and could result in negative publicity and reputational harm. Furthermore, even if we are successful in the litigation, we may incur substantial legal fees, which could have a material, adverse effect on our business, financial condition, or results of operations.

We face an inherent risk of product liability claims as a manufacturer, processor and producer of products that are intended to be ingested by people.

As a cultivator, manufacturer, processor, and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action, and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. Although we will continue to have quality control procedures in place, we may be subject to various product liability claims, including, among others, that the products produced by us, or the products that are purchased by us from third-party licensed producers, caused injury, illness, or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our customers and consumers generally and could have a material, adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products and have a material, adverse effect on our business, results of operations and financial condition.

Our intellectual property may be difficult to protect.

We rely upon certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, patents and proprietary processes. Our success will depend, in part, on our ability to maintain and enhance protection over our intellectual property, know-how and other proprietary information. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third-parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with the Company. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights. These confidentiality, inventions, and assignment confidentiality agreements may be breached and may not effectively assign rights to proprietary information to us. In addition, our proprietary information could be independently discovered by competitors, in which case we may not be able to prevent the use of such proprietary information by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our proprietary information could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect such proprietary information. The failure to obtain or maintain meaningful intellectual property protection could adversely affect our competitive position.

In addition, effective future patent, trademark, copyright, and trade secret protection may be unavailable or limited in certain countries and may be unenforceable under the laws of certain jurisdictions. As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the Controlled Substances Act, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. While many states do offer the ability to protect trademarks independent of the federal government, patent protection is wholly unavailable on a state level, and state-registered trademarks provide a lower degree of protection than would federally registered marks. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties.

Our failure to adequately maintain and enhance protection over our proprietary information, as well as over unregistered intellectual property of companies that we acquire, could have a material, adverse effect on our business, financial condition, or results of operations.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against Vireo, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications, any of which could have a material, adverse effect on our business, results of operations and financial condition.

Our products may be subject to product recalls, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and diversion of management attention.

Despite our quality control procedures, cultivators, manufacturers, and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products, or any of the products that are purchased by us from a third-party licensed producer, are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency, or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action, or lawsuits. Additionally, if one of our significant brands were subject to recall for any reason, the image of that brand and the Company could be harmed. A recall could lead to decreased demand for our products and could have a material, adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by the FDA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We may face unfavorable publicity or consumer perception of the safety, efficacy, and quality of our cannabis products as a result of research, investigations, litigation and publicity.

Management believes the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that is perceived as less favorable than, or questions earlier research reports, findings or publicity could have a material, adverse effect on the demand for our products and our business, results of operations, financial condition, and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material, adverse effect on the Company, the demand for our products and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy, and quality of cannabis in general, or our products specifically, or associating the consumption of adult use cannabis with illness or other negative effects or events, could have such a material, adverse effect. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

In addition, the use of vape products and vaping may pose health risks. According to the Centers for Disease Control, vape products may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Because clinical studies about the safety and efficacy of vape products have not been submitted to the FDA, consumers currently have no way of knowing whether they are safe for their intended uses or what types or concentrations of potentially harmful substances are found in these products.

We face intense competition in a new and rapidly growing industry by other licensed companies with more experience and financial resources than we have and by unlicensed, unregulated participants.

We face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing and marketing experience than we have. Increased competition by larger and better-financed competitors could materially, adversely affect our business, financial condition, and results of operations. Because of the early stage of the industry in which we operate, we face additional competition from new entrants. If the number of consumers of cannabis in the states in which we operate increases, the demand for products will increase and we expect that competition will become more intense as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, facilities, marketing, and sales support. We may not have sufficient resources to maintain research and development, facilities, marketing, and sales support efforts on a competitive basis, which could materially, adversely affect the business, financial condition, and results of our operations.

We also face competition from illegal dispensaries and black market sources of cannabis and cannabis products, which are unlicensed and unregulated, and which may sell products that are deemed more desirable than ours by certain consumers, including products with higher concentrations of active ingredients, and using delivery methods, including edibles and extract vaporizers, that we are prohibited from offering to individuals in certain of the states in which we operate as they are not currently permitted by the laws of such states. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could result in the perpetuation of the black market for cannabis and/or have a material, adverse effect on the perception of cannabis use. Any or all these events could have a material, adverse effect on our business, financial condition, and results of operations.

There are risks associated with consolidation of the industry by well-capitalized entrants developing large-scale operations.

Currently, the cannabis industry generally is comprised of individuals and small to medium-sized entities, like the Company; however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical and adult-use cannabis industry. While the trend in most state laws and regulations seemingly deters this type of takeover, this industry remains quite nascent, so what the landscape will be in the future remains largely unknown.

Synthetic products from the pharmaceutical industry may compete with cannabis use and products.

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products that emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume, and profitability of the cannabis industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of the anticipated businesses and investment targets and could have a material, adverse effect on our anticipated business, financial condition, and results of operations.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various Canadian and U.S. reporting and other regulatory requirements. We will incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with the Sarbanes-Oxley Act and applicable Canadian securities laws regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act and applicable Canadian securities laws, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

We identified a significant deficiency in our internal control over financial reporting as of December 31, 2020, which has not been remediated. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of our financial reporting. The significant deficiency was primarily attributable to inappropriate accruals on contractor invoices received subsequent to December 31, 2020. Management has implemented a remediation plan as of the date of this report, and expects the deficiency will be remediated for the year ended December 31, 2021. If we fail to remediate this significant deficiency or experience additional material weaknesses in the future or to otherwise maintain effective financial reporting systems and processes, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which could cause the price of our Subordinate Voting Shares to decline and harm our business. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses or significant deficiencies. Moreover, we cannot be certain that we will not in the future have additional significant deficiencies or material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems we have developed to date may not be adequate.

Accordingly, there could continue to be a reasonable possibility that the significant deficiency we have identified or other material weaknesses or deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, or cause us to fail to meet our obligations to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect our business, including an adverse impact on the market price of our Subordinate Voting Shares, potential action by the SEC against us, possible defaults under our debt agreements, shareholder lawsuits, delisting of our Shares, general damage to our reputation and the diversion of significant management and financial resources.

The elimination of monetary liability against our directors, officers, and employees under British Columbia law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles contain a provision permitting us to eliminate the personal liability of our directors to us and our shareholders for damages incurred as a director or officer to the extent provided by British Columbia law. We may also have contractual indemnification obligations under any employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit the Company and our shareholders.

There is doubt as to the ability to enforce judgments in Canada or under Canadian law against U.S. subsidiaries, assets, and experts.

Our subsidiaries are organized under the laws of various U.S. states. All of the assets of these entities are located outside of Canada and certain of the experts that will be retained by us or our affiliates are residents of countries other than Canada. As a result, it may be difficult or impossible for our shareholders to effect service within Canada upon such persons, or to realize against them in Canada upon judgments of courts of Canada predicated upon the civil liability provisions of applicable Canadian provincial securities laws or otherwise. There is some doubt as to the enforceability in the U.S. by a court in original actions, or in actions to enforce judgments of Canadian courts, of civil liabilities predicated upon such applicable Canadian provincial securities laws or otherwise. A court in the U.S. may refuse to hear a claim based on a violation of Canadian provincial securities laws or otherwise on the grounds that such jurisdiction is not the most appropriate forum to bring such a claim. Even if a court in the U.S. agrees to hear a claim, it may determine that the local law in the U.S., and not Canadian law, is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proven as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by U.S. law in such circumstances.

Our directors and officers reside outside of Canada. Most or all of the assets of such persons are located outside of Canada. Therefore, it may not be possible for Company shareholders to collect or to enforce judgments obtained in Canadian courts predicated upon the civil liability provisions of applicable Canadian securities laws against such persons. Moreover, it may not be possible for Company shareholders to effect service of process within Canada upon such persons. Courts in the United States may refuse to hear a claim based on a violation of Canadian securities laws on the grounds that such jurisdiction is not the most appropriate forum to bring such a claim. Even if a United States court agrees to hear a claim, it may determine that the local law, and not Canadian law, is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proven as a fact, which can be a time-consuming and costly process.

Our past performance may not be indicative of our future results.

Our prior investment and operational performance may not be indicative of our future operating results. There can be no assurance that the historical operating results achieved by us or our affiliates will be achieved by us, and our performance may be materially different.

Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.

Disruptions and volatility in global financial markets and declining consumer and business confidence, including as a result of the COVID-19 pandemic, could lead to decreased levels of consumer spending. Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer spending and, consequently, impact our sales and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material, adverse effect on our business, financial condition, results of operations, and cashflow.

Epidemics and pandemics, including the current COVID-19 pandemic, may have a significant negative effect on our business and financial results.

In December 2019, there was an outbreak of COVID-19 in China that has since spread to most or all other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. Although the Company’s financial condition and results of operations have not been materially affected by the COVID-19 pandemic thus far, the Company may be affected by business interruptions resulting from pandemics and public health emergencies, including those related to COVID-19, in the future. An outbreak of infectious disease, a pandemic, or a similar public health threat, such as the COVID-19 pandemic, or a fear of any of the foregoing, could adversely affect the Company by causing operating, manufacturing, supply chain, and project development delays and disruptions, labor shortages, travel, and shipping disruption and shutdowns (including as a result of government regulation and prevention measures). It is unknown whether and how the Company may be affected if such a pandemic persists for an extended period of time, including as a result of the waiver of regulatory requirements or the implementation of emergency regulations to which we are subject. Although our business has been deemed essential and/or we have been permitted to continue operating our facilities in the states in which we cultivate, process, manufacture, and sell cannabis during the pendency of the COVID-19 pandemic, there is no assurance that our operations will continue to be deemed essential and/or will continue to be permitted to operate. We may incur expenses or delays relating to such events outside of our control, which could have a material, adverse effect on our business, operating results, financial condition, and the trading price of our Subordinate Voting Shares.

Epidemics and pandemics may have adverse impacts on our financial condition and results of operations, including, but not limited to:

·	We may experience significant reductions or volatility in demand for our products as customers may not be able to purchase merchandise due to illness, quarantine or government or self-imposed restrictions placed on our stores’ operations.

·	We may experience temporary or long-term disruptions in our supply chain. Transportation delays and cost increases, closures or disruptions of businesses and facilities or social, economic, political, or labor instability, may impact our or our suppliers’ operations or our customers.

·	Our liquidity may be negatively affected if our dispensaries are unable to maintain their current level of sales and we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, monetizing our asset and foregoing capital expenditures and other discretionary expenses.

The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation continues to change, and future impacts may materialize that are not yet known.

Risks Related to Our Securities

A return on our securities is not guaranteed.

There is no guarantee that our securities will earn any positive return in the short term or long term. A holding of our securities is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of our securities is appropriate only for holders who have the capacity to absorb a loss of some or all of their investment.

Our voting control is concentrated given approximately 37.2% of our voting power is held by our Chief Executive Officer.

As of March 12, 2021, the holder of our Super Voting Shares, Dr. Kyle E. Kingsley, exercises in the aggregate approximately 37.2% of the voting power in respect of our outstanding shares. As a result, Dr. Kingsley has substantial ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all our assets. Even if Dr. Kingsley does not retain any employment with us, he will continue to have the ability to exercise the same significant voting power.

The concentrated control through the Super Voting Shares could delay, defer, or prevent a change of control of the Company, an arrangement involving us or a sale of all or substantially all our assets that our other shareholders support. Conversely, this concentrated control could allow the holder of the Super Voting Shares to consummate such a transaction that our other shareholders do not support. In addition, the holder of Super Voting Shares may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

As a director and Chief Executive Officer of the Company, Dr. Kingsley has control over the day-to-day management and the implementation of major strategic decisions of the Company, subject to authorization and oversight by the Board. As a Board member, Dr. Kingsley owes a fiduciary duty to our shareholders and is obligated to act honestly and in good faith with a view to the best interests of the Company. As a shareholder, Dr. Kingsley is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of the Company or our other shareholders.

Our capital structure and voting control may cause unpredictability.

Although other Canadian companies have dual class or multiple voting share structures, given the concentration of voting control that is held by Dr. Kingsley, the sole holder of the Super Voting Shares, this structure and control could result in a lower trading price for, or greater fluctuations in, the trading price of the Subordinate Voting Shares, adverse publicity to us or other adverse consequences.

Additional issuances of Subordinate Voting Shares, or securities convertible into Subordinate Voting Shares, may result in dilution.

We may issue additional equity or convertible debt securities in the future, which may dilute an existing shareholder’s holdings in the Company. Our Articles permit the issuance of an unlimited number of Super Voting Shares, Multiple Voting Shares and Subordinate Voting Shares, and existing shareholders will have no pre-emptive rights in connection with such further issuances. Our Board of Directors has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences, and privileges superior to those existing holders of our securities. Moreover, additional Subordinate Voting Shares will be issued by the Company on the conversion of the Multiple Voting Shares and Super Voting Shares in accordance with their terms. To the extent holders of our options or other convertible securities convert or exercise their securities and sell Subordinate Voting Shares they receive, the trading price of the Subordinate Voting Shares may decrease due to the additional amount of Subordinate Voting Shares available in the market. Further, the Company may issue additional securities in connection with strategic acquisitions. The Company cannot predict the size or nature of future issuances or the effect that future issuances and sales of Subordinate Voting Shares (or securities convertible into Subordinate Voting Shares) will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, investors will suffer dilution to their voting power and economic interest in the Company.

Sales of substantial numbers of Subordinate Voting Shares may have an adverse effect on their market price.

Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time either by existing holders of Subordinate Voting Shares or, after January 1, 2021, by holders of the Multiple Voting Shares, which are convertible into Subordinate Voting Shares on the satisfaction of certain conditions. These sales, or the market perception that the holders of a large number of Subordinate Voting Shares or Multiple Voting Shares intend to sell Subordinate Voting Shares, could reduce the market price of the Shares. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities.

The market price for the Subordinate Voting Shares may be volatile.

The market prices for securities of cannabis companies generally have been volatile. In addition, the market price for the Subordinate Voting Shares has been and may be subject to wide fluctuations in response to numerous factors beyond our control, including, but not limited to:

·	actual or anticipated fluctuations in our results of operations;

·	recommendations by securities research analysts;

·	changes in the economic performance or market valuations of companies in the industry in which we operate;

·	addition or departure of our executive officers and other key personnel;

·	release or expiration of transfer restrictions on outstanding Multiple Voting Shares or Subordinate Voting Shares;

·	sales or expected sales of additional Subordinate Voting Shares;

·	operating and financial performance that deviates from the expectations of management, securities analysts or investors;

·	regulatory changes affecting our industry generally and/or our business and operations;

·	announcements of developments and other material events by us or our competitors;

·	fluctuations in the costs of vital production materials and services;

·	changes in global financial markets, global economies, and general market conditions, such as interest rates and pharmaceutical product price volatility;

·	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

·	operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; and

·	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have at times historically experienced significant price and volume fluctuations that: (i) have especially affected the market prices of equity securities of companies and (ii) have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Subordinate Voting Shares from time to time may decline even if our operating results, underlying asset values and prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that may result in impairment losses to us. There can be no assurance that further fluctuations in price and volume of Subordinate Voting Shares traded will not occur. If increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the Subordinate Voting Shares may be materially, adversely affected.

A decline in the price or trading volume of the Subordinate Voting Shares could affect our ability to raise further capital and adversely impact our ability to continue operations.

A prolonged decline in the price or trading volume of the Subordinate Voting Shares could result in a reduction in the liquidity of the Subordinate Voting Shares and a reduction in our ability to raise capital. Because a significant portion of our operations have been and may continue to be financed through the sale of equity securities, a decline in the price or trading volume of our Subordinate Voting Shares could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a material, adverse effect on our business plan and operations, including our ability to operationalize existing licenses and complete planned capital expenditures. If the price or trading volume of our Subordinate Voting Shares declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue our normal operations.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate, or unfavorable research about us, our business or our market, our share price and trading volume could decline.

The trading market for our Subordinate Voting Shares may be influenced by the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If no or few securities or industry analysts cover our Company, the trading price and volume of our Subordinate Voting Shares would likely be negatively impacted. If one or more of the analysts who covers us downgrades our Subordinate Voting Shares or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our Subordinate Voting Shares would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Subordinate Voting Shares could decrease, which could cause our share price or trading volume to decline.

An investor may face liquidity risks with an investment in our Subordinate Voting Shares.

There is a significant liquidity risk associated with an investment in our Subordinate Voting Shares. The Subordinate Voting Shares currently trade on the Canadian Securities Exchange and are quoted on the OTCQX tier of the OTC Markets in the United States. We cannot predict at what prices the Subordinate Voting Shares will continue to trade, and there is no assurance that an active trading market will be sustained. The Subordinate Voting Shares do not currently trade on any U.S. national securities exchange. In the event the Subordinate Voting Shares begin trading on any U.S. national securities exchange, we cannot predict at what prices the Subordinate Voting Shares will trade and there is no assurance that an active trading market will develop or be sustained.

Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of Subordinate Voting Shares for reasons unrelated to operating performance. Moreover, the OTC Markets is not a U.S. national securities exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a U.S. national securities exchange like the Nasdaq or the NYSE. These factors may result in investors having difficulty reselling Subordinate Voting Shares on the OTC Markets.

We are subject to increased costs as a result of being a public company in Canada and the United States.

As a public company both in Canada and the United States, we are subject to the reporting requirements, rules and regulations under the applicable Canadian and United States securities laws and rules of stock exchange(s) on which our securities may be listed. There are increased costs associated with legal, accounting, and other expenses related to such regulatory compliance. Securities legislation and the rules and policies of the Canadian Securities Exchange require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than we otherwise would have on communication and other activities typically considered important by publicly traded companies.

We do not intend to pay dividends on our Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.

We have never declared or paid any cash dividend on our Shares and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in our Subordinate Voting Shares will depend upon any future appreciation in their value. There is no guarantee that our Subordinate Voting Shares will appreciate in value or even maintain the price at which they were purchased.

We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, the Subordinate Voting Shares may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies may take advantage of certain reduced disclosures and may, as hawse have, elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may result in our financial statements not being comparable to those of some other public companies.

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause the Company to lose that status earlier, including if the market value of the Subordinate Voting Shares held by non-affiliates exceeds $700 million as of June 30, 2022, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before June 30, 2022, we will cease to be an emerging growth company immediately. We cannot predict if investors will find the Subordinate Voting Shares less attractive because we may rely on these exemptions. If some investors find the Subordinate Voting Shares less attractive as a result, there may be a less active trading market for the Subordinate Voting Shares, and the share price may be more volatile.

Our shareholders are subject to extensive governmental regulation and, if a shareholder is found unsuitable by one of our licensing authorities, that shareholder would not be able to beneficially own our securities. Our shareholders may also be required to provide information that is requested by licensing authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund such redemption of our securities.

The Company is, subject to certain conditions, entitled to redeem its securities held by certain shareholders in order to permit the Company to comply with applicable licensing regulations. The purpose of the redemption right is to provide the Company with a means of protecting itself from having a shareholder (an “Unsuitable Person”) with an ownership interest of five percent (5%) or more of the Company’s issued and outstanding shares (calculated on as-converted to Subordinate Voting Shares basis):

(i)	who a governmental authority granting licenses to the Company (including to any subsidiary) has determined to be unsuitable to own shares, or

(ii)	whose ownership of our securities may result in the loss, suspension or revocation (or similar action) with respect to any licenses relating to the conduct of our business relating to the cultivation, processing or dispensing of cannabis or cannabis-derived products in the United States or in the Company being unable to obtain any new licenses in the course of its business, in each case including, but not limited to, as a result of such person’s failure to apply for a suitability review from or to otherwise fail to comply with the requirements of a governmental authority, as determined by the Board of Directors in its sole discretion after consultation with legal counsel and, if a license application has been filed, after consultation with the applicable governmental authority.

In the event a shareholder’s background or status jeopardizes our current or proposed licensure, we may be required to redeem such shareholder’s securities in order to continue our operations or obtain licenses in the future. This redemption may divert our cash resources from other productive uses and require us to obtain additional financing which, if in the form of equity financing, would be dilutive to our shareholders. Further, any debt financing may involve additional restrictive covenants and further leveraging of our fixed assets. The inability to obtain additional financing to redeem an Unsuitable Person’s securities may result in the loss of a current or potential license.

Certain Tax Risks

THE FOLLOWING IS A DISCUSSION OF CERTAIN MATERIAL TAX RISKS ASSOCIATED WITH THE ACQUISITION AND OWNERSHIP OF SHARES. THIS REPORT DOES NOT DISCUSS RISKS ASSOCIATED WITH ANY APPLICABLE STATE, PROVINCIAL, LOCAL OR FOREIGN TAX LAWS. THE TAX RELATED INFORMATION IN THIS REPORT DOES NOT CONSTITUTE TAX ADVICE AND IS FOR INFORMATIONAL PURPOSES ONLY. FOR ADVICE ON TAX LAWS APPLICABLE TO A SHAREHOLDER’S INDIVIDUAL TAX SITUATIONS, SHAREHOLDERS SHOULD SEEK THE ADVICE OF THEIR TAX ADVISORS. NO REPRESENTATION OR WARRANTY OF ANY KIND IS MADE BY US OR ANY OF THE BOARD OF DIRECTORS, OFFICERS, LEGAL COUNSEL, OTHER AGENTS OR AFFILIATES WITH RESPECT TO THE TAX TREATMENT APPLICABLE TO ANY PERSON WHO ACQUIRES SHARES. EACH INVESTOR IS URGED TO REVIEW THE REPORT IN ITS ENTIRETY AND TO CONSULT HIS OR HER OWN TAX ADVISOR WITH RESPECT TO THE FEDERAL, STATE, PROVINCIAL, LOCAL AND FOREIGN TAX CONSEQUENCES ARISING IN CONNECTION WITH THE ACQUISITION AND OWNERSHIP OF SHARES.

We are subject to Canadian and United States tax on our worldwide income.

We are deemed to be a resident of Canada for Canadian federal income tax purposes by virtue of being organized under the laws of a Province of Canada. Accordingly, we are subject to Canadian taxation on our worldwide income, in accordance with the rules in the Tax Act generally applicable to corporations resident in Canada.

Notwithstanding that we are deemed to be a resident of Canada for Canadian federal income tax purposes, we are treated as a United States corporation for United States federal income tax purposes, pursuant to Section 7874(b) of the Code, and will be subject to United States federal income tax on our worldwide income. As a result, we are subject to taxation both in Canada and the United States, which could have a material, adverse effect on our business, financial condition, or results of operations.

Dispositions of Shares are subject to Canadian and/or United States tax.

Dispositions of Shares are subject to Canadian tax. In addition, dispositions of Shares by U.S. Holders are subject to U.S. tax, and certain dispositions of Shares by Non-U.S. Holders (including, if we are treated as a USRPHC, as defined below) are subject to U.S. tax. For purposes of this discussion, a “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of the shares and is (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election in effect to be treated as a U.S. person under applicable Treasury regulations. For purposes of this discussion, a “Non-U.S. holder” is a beneficial owner of the shares other than a U.S. Holder or partnership.

Although we do not intend to pay dividends on our Shares, any such dividends would be subject to Canadian and/or United States withholding tax.

It is currently not anticipated that we will pay any dividends on any of our Shares in the foreseeable future.

To the extent dividends are paid on our Shares, dividends received by shareholders who are residents of Canada for purposes of the Tax Act (and Non-U.S. Holders for purposes of the Code) will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States tax treaty. In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

Dividends received by U.S. Holders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. Holders may not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders that are neither Canadian nor U.S. Holders will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to a shareholder of the Company, subject to examination of the relevant tax treaty. These dividends may, however, qualify for a reduced rate of Canadian withholding tax under any income tax treaty otherwise applicable to a shareholder of the Company, subject to examination of the relevant tax treaty.

Transfers of Shares may be subject to United States estate and generation-skipping transfer taxes.

Because the Shares are treated as shares of a U.S. domestic corporation, the U.S. estate and generation-skipping transfer tax rules generally may apply to a Non-U.S. Holder of Shares.

Taxation of Non-U.S. Holders upon a disposition of Shares depends on whether we are classified as a United States real property holding corporation.

We are treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874 of the Code. As a U.S. domestic corporation for U.S. federal income tax purposes, the taxation of our Non-U.S. Holders upon a disposition of Shares generally depends on whether we are classified as a “United States real property holding corporation” for U.S. federal income tax purposes (a “USRPHC”). We have not performed any analysis to determine whether we are currently, or have ever been, a USRPHC. In addition, we have not sought and do not intend to seek formal confirmation of our status as a Non-USRPHC from the IRS. If we ultimately are determined by the IRS to constitute a USRPHC, our non-U.S. Holders may be subject to U.S. federal income tax on any gain associated with the disposition of the Shares.

Changes in tax laws may affect the Company and holders of Shares.

There can be no assurance that the Canadian and U.S. federal income tax treatment of the Company or an investment in the Company will not be modified, prospectively or retroactively, by legislative, judicial, or administrative action, in a manner adverse to us or holders of our Shares.

ERISA imposes additional obligations on certain investors.

In considering an investment in the Shares, trustees, custodians, investment managers, and fiduciaries of retirement and other plans subject to the fiduciary responsibility provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code, should consider, among other things: (i) whether an investment in the Company shares is in accordance with plan documents and satisfies the diversification requirements of Sections 404(a)(1)(C) and 404(a)(1)(D) of ERISA, if applicable; (ii) whether an investment in our Shares will result in unrelated business taxable income to the plan; (iii) whether an investment in the Shares is prudent under Section 404(a)(1)(B) of ERISA, if applicable, given the nature of an investment in, and the compensation structure of, the Company and the potential lack of liquidity of Shares during the lock-up period following the RTO; (iv) whether the Company or any of our affiliates is a fiduciary or party in interest to the plan; and (v) whether an investment in the Shares complies with the “indicia of ownership” requirement set forth in ERISA Section 404(b). Fiduciaries and other persons responsible for the investment of certain governmental and church plans that are subject to any provision of federal, state, or local law that is substantially similar to the fiduciary responsibility provisions of Title I of ERISA or Section 4975 of the Code that are considering the investment in the Shares should consider the applicability of the provisions of such similar law and whether the Shares would be an appropriate investment under such similar law. The responsible fiduciary must take into account all of the facts and circumstances of the plan and of the investment when determining if a particular investment is prudent.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following tables set forth our principal physical properties.

Material Properties
Type	Location	Leased / Owned
Cultivation	Arizona Natural Remedies, Inc. (2731 E. Frontage Road Amado, Arizona 85645)	Leased

Processing	MaryMed, LLC (100 Enterprise Drive Hurlock, Maryland 21643)	Leased

Cultivation	MaryMed, LLC (12418 Massey Road Massey, Maryland 21650)	Owned

Cultivation and Processing	Vireo Health of Minnesota, LLC (8740 77th Street NE Otsego, Minnesota 55362)	Leased

Cultivation	Red Barn Growers, Inc. (1005 E. Historic Hwy 66 Gallup, New Mexico 87301)	Leased

Cultivation and Processing	Vireo Health of New York, LLC (Tryon Industrial Park 256 County Route 117 Perth, New York 12010)	Leased

Through our subsidiaries, we have entered into material lease agreements related to our Maryland, Minnesota, and New York operations. Those agreements are discussed below.

Maryland Lease

100 Enterprise Drive, LLC (“Maryland Lessor”) entered into a lease agreement with MaryMed, LLC on April 21, 2017 and continuing for a period of ten years (“MaryMed Lease Agreement”). Pursuant to the MaryMed Lease Agreement, MaryMed LLC agreed to lease from Maryland Lessor the premises located at 10 Enterprise Drive, in the Town of Hurlock County, of Dorchester, Maryland. The monthly base rent for the first 12 months of the term of the lease was $20,000 per month and $300,000 as security deposit. The foregoing description is qualified in its entirety by reference to the MaryMed Lease Agreement, which is included as Exhibit 10.17 hereto and incorporated by reference herein.

Maryland Lessor entered into a lease amendment with MaryMed, LLC on May 8, 2020 (“MaryMed Lease Amendment”) with respect to the MaryMed Lease Agreement. Pursuant to the MaryMed Lease Amendment, the base rent was reduced to an amount of $10,506.25 per month from June 1, 2020 through August 1, 2020. The foregoing description is qualified in its entirety by reference to the MaryMed Lease Amendment, which is included as Exhibit 10.18 hereto and incorporated by reference herein.

Minnesota Lease

IIP-MN 1 LLC (“Minnesota Landlord”) and Minnesota Medical Solutions, LLC (predecessor to Vireo Health of Minnesota, LLC) entered into a lease agreement on November 8, 2017 that was set to expire on November 8, 2032 (“MN Lease Agreement”). Concurrent with the execution of the lease, Minnesota Landlord closed on a purchase of real property and improvements on the property located at 8740 77th Street Northeast, Ostego, Minnesota on October 6, 2017. The monthly base rent for the first 12 months of the term of the MN Lease Agreement was $50,000, with $300,000 to be paid in security deposit. The foregoing description is qualified in its entirety by reference to the MN Lease Agreement, which is included as Exhibit 10.19 hereto and incorporated by reference herein.

Pursuant to the First Amendment to the MN Lease Agreement (“1st Amendment to the MN Lease Agreement”), dated December 7, 2018, the term of the MN Lease Agreement was extended to December 7, 2033 and Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $2,988,000 rather than $988,000 as initially detailed in the MN Lease Agreement. In addition, the monthly base rest was increased to $77,625 and the security deposit was increased to $450,000. The foregoing description is qualified in its entirety by reference to the 1st Amendment to the MN Lease Agreement, which is included as Exhibit 10.20 hereto and incorporated by reference herein.

Pursuant to the Second Amendment to the MN Lease Agreement (“2nd Amendment to the MN Lease Agreement”), dated September 25, 2019, the term of the MN Lease Agreement was extended to December 7, 2038 and Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $5,588,000 rather than $2,988,000 as detailed in the 1st Amendment to the MN Lease Agreement, and the monthly base rest was increased to $111,262.50. The foregoing description is qualified in its entirety by reference to the 2nd Amendment to the MN Lease Agreement, which is included as Exhibit 10.21 hereto and incorporated by reference herein.

Pursuant to the Third Amendment to the MN Lease Agreement (“3rd Amendment to the MN Lease Agreement”), dated February 18, 2020, Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $5,638,183 rather than $2,988,000 as detailed in the 2nd Amendment to the MN Lease Agreement. The foregoing description is qualified in its entirety by reference to the 3rd Amendment to the MN Lease Agreement, which is included as Exhibit 10.22 hereto and incorporated by reference herein.

Pursuant to the Fourth Amendment to the MN Lease Agreement (“4th Amendment to the MN Lease Agreement”), dated April 10, 2020, Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $6,698,183 rather than $5,638,183 as detailed in the 3rd Amendment to the MN Lease Agreement, and the term of the MN Lease Agreement was extended to April 9, 2040. In addition, the monthly base rent was increased to $129,350.42. The security deposit will be reduced to $225,000 on November 8, 2023 and the security deposit will be further reduced to $112,500 on November 8, 2026. The foregoing description is qualified in its entirety by reference to the 4th Amendment to the MN Lease Agreement, which is included as Exhibit 10.23 hereto and incorporated by reference herein.

New York Lease

IIP-NY2 LLC (“New York Landlord”) and Vireo Health of New York, LLC entered into a lease agreement on October 23, 2017 that was set to expire on October 23, 2032 (“NY Lease Agreement”). Concurrent with the execution of the lease, IIP-NY 2 LLC closed on a purchase of real property and improvements on the property located at 256 County Route 117, Perth, New York on September 21, 2017. The monthly base rent for the first 12 months of the term of the NY Lease Agreement was $55,000, with $330,000 to be paid in security deposit. The foregoing description is qualified in its entirety by reference to the NY Lease Agreement, which is included as Exhibit 10.14 hereto and incorporated by reference herein.

Pursuant to the First Amendment to the NY Lease Agreement (“1st Amendment to the NY Lease Agreement”), dated December 7, 2018, the term of the NY Lease Agreement was extended to December 7, 2033 and Vireo Health of New York, LLC was permitted to make improvements at a cost to New York Landlord not to exceed $3,000,000, instead of $1,000,000 as initially outlined in the NY Lease Agreement. The foregoing description is qualified in its entirety by reference to the 1st Amendment to the NY Lease Agreement, which is included as Exhibit 10.15 hereto and incorporated by reference herein.

Pursuant to the Second Amendment to the NY Lease Agreement (“2nd Amendment to the NY Lease Agreement”), dated April 10, 2020, the term of the NY Lease Agreement was extended to April 9, 2035 and Vireo Health of New York, LLC was permitted to make improvements at a cost to New York Landlord not to exceed $3,360,000 rather than $3,000,000 as detailed in the 1st Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased to $90,518.51 and the Company provided a new guaranty on behalf of New York Landlord. The foregoing description is qualified in its entirety by reference to the 2nd Amendment to the NY Lease Agreement, which is included as Exhibit 10.16 hereto and incorporated by reference herein.

Item 3.	Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition.

Schneyer Litigation

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District, on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo U.S., Dorchester Management, LLC3 (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief.

Simultaneously with the complaint, Schneyer filed a motion seeking a temporary restraining order (“TRO”) to prevent the “further transfer” of MaryMed which would, Schneyer claimed, occur if Vireo U.S.’s RTO transactions were allowed to occur. The court held a hearing on the motion for TRO on March 5, 2019 and denied the motion on the same day.

Weeks prior to commencement of the litigation, Dorchester Management had appointed a special litigation committee (“SLC”) on behalf of Capital to investigate the consideration provided by Vireo U.S. for the purchase of MaryMed and assess any potential claims Capital may have as a result of the transaction. The SLC, a retired judge who engaged another retired judge as legal counsel to the SLC, was appointed in accordance with Minnesota law and has done extensive work in evaluating certain of Schneyer’s claims.

3 Dorchester Management, LLC is an affiliated entity to Vireo Health, Inc. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2017. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo.

Vireo U.S. has filed motions to dismiss the complaint and to stay the proceedings pending the completion of the SLC process. The motion to dismiss has not yet been decided and the motion to stay was granted on November 23, 2019. Vireo believes that Schneyer’s claims lack merit and expects to be vindicated in the SLC process or, in the alternative, prevail in the litigation, if and when it proceeds. However, should Vireo U.S. not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading Price and Volume

Our Subordinate Voting Shares are traded on the CSE under the symbol “VREO.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.

Period	Low Trading Price (C$)	High Trading Price (C$)
Year Ending December 31, 2021
First Quarter (through March 19, 2021)	$1.820	$4.680
Year Ended December 31, 2020
Fourth Quarter (December 31, 2020)	$1.120	$2.030
Third Quarter (September 30, 2020)	$0.700	$1.400
Second Quarter (June 30, 2020)	$0.425	$1.050
First Quarter (March 31, 2020)	$0.305	$1.770
Year Ended December 31, 2019
Fourth Quarter (December 31, 2019)	$1.050	$2.050
Third Quarter (September 30, 2019)	$1.520	$4.510
Second Quarter (June 30, 2019)	$2.950	$6.870
First Quarter (March 20, 2019 to March 31, 2019)	$4.660	$6.450

Our Subordinate Voting Shares also are traded on the OTCQX under the symbol “VREOF.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

Period	Low Trading Price (US$)	High Trading Price (US$)
Year Ending December 31, 2021
First Quarter (through March 19, 2021)	$1.4500	$3.8400
Year Ended December 31, 2020
Fourth Quarter (December 31, 2020)	$0.8433	$1.5900
Third Quarter (September 30, 2020)	$0.4659	$1.0500
Second Quarter (June 30, 2020)	$0.2950	$0.7570
First Quarter (March 31, 2020)	$0.2000	$1.3500
Year Ended December 31, 2019
Fourth Quarter (December 31, 2019)	$0.7740	$1.7620
Third Quarter (September 30, 2019)	$1.1564	$2.8900
Second Quarter (June 30, 2019)	$2.2042	$5.0626
First Quarter (March 25, 2019 to March 31, 2019)	$4.2000	$4.7835

Shareholders

As of March 22, 2021, there were 112 holders of record of our Subordinate Voting Shares, 199 holders of record of our Multiple Voting Shares, and 1 holder of record of our Super Voting Shares.

Dividends

Vireo has not paid, and does not in the foreseeable future intend to pay, any dividends on the Subordinate Voting Shares or any other equity. The declaration and payment of future dividends to holders of our Shares will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board of Directors. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that the Company or our subsidiaries may incur. See “Risk Factors - Risks Related to the Company’s Securities – We do not intend to pay dividends on our Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of the Subordinate Voting Shares.”

Equity Compensation Plans

The following table sets forth, as of December 31, 2020, securities authorized for issuance under each of the Vireo Health, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) and the Vireo Health International, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). All outstanding options under the 2018 Equity Incentive Plan, as well as all outstanding compensation warrants, settle in Subordinate Voting Shares of Vireo. Outstanding options under the 2019 Equity Incentive Plan settle in either Subordinate Voting Shares of Vireo or Multiple Voting Shares of Vireo, at Vireo’s option. Figures below are presented on an as-converted basis.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,834,009	$1.01	4,460,251
Equity compensation plans not approved by security holders	20,090,849	$0.29	—
Total	26,924,858	$0.47	4,460,251

In January 2019, the Company adopted the 2019 Plan, which was approved by shareholders. Subject to adjustment provisions as provided in the 2019 Plan, the maximum number of Subordinate Voting Shares that may be issued under the 2019 Equity Incentive Plan is equal to 10% of the number of issued and outstanding Subordinate Voting Shares from time to time, on an as converted to Subordinate Voting Shares basis. No future awards will be made under the 2018 Plan. Awards under the 2019 Plan may be made in any form permitted under the 2019 Plan, in any combinations approved by the Board of Directors. For the purposes of this report, the term “as converted to Subordinate Voting Shares basis” includes the conversion of the Multiple Voting Shares and Super Voting Shares into Subordinate Voting Shares.

In January 2018, Vireo U.S. adopted the 2018 Plan, which permitted the Company to grant incentive stock option, restricted shares, restricted share units, or other awards. The 2018 Plan was not approved by shareholders. Under the terms of the 2018 Plan, a total of 1,000,000 common shares were reserved for issue. The exercise price for incentive stock options issued under the 2018 Plan were to be set by the committee (as defined under the 2018 Plan) but were not to be less 100% of the fair market value of Vireo U.S.’s shares on the date of grant. Incentive stock options to be issued were to have a maximum term of 10 years from the date of grant. The incentive stock options vested at the discretion of the Board.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company since March 18, 2019, the date of completion of the RTO, through March 31, 2021, which were not registered under the Securities Act.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, we issued 7,110,381 subordinate voting shares to our former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares pursuant to an exemption from registration under the Securities Act. We did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares are subject to a holding period expiring on August 1, 2021. He was previously issued 15 million warrants under his employment agreement. As part of the settlement, he surrendered all right, title, and interest in the remaining 5 million for cancellation..

On March 25, 2021, in connection with closing the Credit Facility, we issued (a) five year warrants to Agent and each lender to purchase an aggregate of 2,803,984 Shares at an exercise price of CDN$3.50 per Share, and (b) a five year warrant to the broker to purchase 233,665 Shares at an exercise price of CDN$3.50 per Share. Each warrant contains customary anti-dilution provisions. These warrants have not been registered under the Securities Act and were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act.

Between January 4 and January 27, 2021, we issued 1,420,084 shares upon the exercise of stock options issued to employees for proceeds of $450,703.

On March 9, 2020, we closed the first tranche of a non-brokered private placement and issued 13,651,574 units at a price of C$0.77 per unit. Each unit is comprised of one Subordinate Voting Share and one Subordinate Voting Share purchase warrant. Each Warrant entitles the holder to purchase one Subordinate Voting Share for a period of three years from the date of issuance at an exercise price of C$0.96 per Subordinate Voting Share. We have the right to require holders of the warrants to exercise the warrants into shares if, prior to the maturity date, the five-trading-day volume weighted-average price of our Subordinate Voting Shares equals or exceeds C$1.44. Total proceeds from this transaction were $7,613,490, net of share issuance costs of $104,173. The proceeds from the offering were used to fund various growth initiatives and for working capital and general corporate purposes. On November 16, 2020, we announced that we had exercised our right to force the redemption of all the Warrants given the five-day VWAP of our Shares on the CSE exceeded C$1.44 during the trading period from November 3, 2020 through November 9, 2020. These redemptions resulted in the issuance of 13,651,574 additional Subordinate Voting Shares and cash proceeds of approximately C$13.1 million.

In connection with the RTO, on March 18, 2019, Canadian Finco completed a brokered private placement offering of subscription receipts at a price of $4.25 per subscription receipt, for aggregate gross proceeds in the amount of $51,386,482. The offering was co-led by Eight Capital and Canaccord Genuity Corp. as co-lead agents and joint bookrunners, together with GMP Securities L.P., Beacon Securities Limited, and Haywood Securities Inc. Each subscription receipt was automatically exchanged for one common share of Canadian Finco immediately prior to, and in connection with, the completion of the RTO without payment of additional consideration or further action on the part of the holder. In connection with the close of the RTO, all Canadian Finco shareholders (including former shareholders of the subscription receipts) received Subordinate Voting Shares of Vireo in exchange for Canadian Finco shares at a rate of one Subordinate Voting Share of Vireo for each share of Canadian Finco held at the time of the RTO. We have used the net proceeds from the offering to help finance mergers and acquisition activity, as well as for general corporate purposes including business development, capacity expansion projects, working capital requirements and other strategic initiatives.

Item 6.	Selected Financial Data

The following are selected financial data derived from our Consolidated Financial Statements for the years ended December 31, 2020 and 2019. The data set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Our Consolidated Financial Statements have been prepared in accordance with GAAP on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

The selected consolidated financial information set forth below may not be indicative of our future performance.

	Twelve Months Ended
	December 31,
	2020	2019	2018
Retail Revenue	$37,236,301	$24,350,022	$18,147,414
Wholesale Revenue	11,975,028	5,606,150	311,655
Total Revenues, net of discounts	$49,211,329	$29,956,172	$18,459,069
Cost of Goods Sold	32,083,608	22,619,892	9,519,433
Gross Profit	$17,127,721	$7,336,280	$8,939,636
Total Expenses	40,170,843	29,703,926	12,185,516
Other Income (Expense)	8,890,928	(34,525,666)	(2,475,085)
Operating Loss
Before Provision for Income Taxes	$(14,152,194)	$(56,893,312)	$(5,720,965)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “expect,” “plan,” “expected,” “scheduled,” “estimates,” “estimated,” “forecasts,” “continue,” “continued,” “anticipate,” “will,” “expectations,” “cannot,” “could,” “believe,” “focused,” “intention,” “strategic,” “future,” “approach,” “strategy,” “efforts,” “potential,” “potentially,” “possible,” “may,” “intend,” “intended,” “intent,” “should,” “might,” “would,” “achieve,” “allowed to,” “over time,” “likely,” “remain,” “opportunities,” “seeking,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Annual Report on Form 10-K and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Amounts are presented in United States dollars, except as otherwise indicated.

Overview of the Company

Vireo is a physician-led, science-focused cannabis company focused on building long-term, sustainable value by bringing the best of medicine, science, and engineering to the cannabis industry. With our core operations strategically located in five limited-license markets through our owned or operated, state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods™ and other Vireo branded retail dispensaries as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

In addition to developing and maintaining cannabis businesses in its core limited-license jurisdictions, our team of scientists, engineers and attorneys are also focused on driving innovation and securing meaningful and protectable intellectual property. Through this dual-path approach to long-term value creation, we believe it enhances the potential for shareholder returns.

Resurgent Biosciences, Inc., a wholly-owned subsidiary of Vireo, is a non-plant-touching entity that was formed with the intent of commercializing our intellectual property portfolio. This portfolio includes two patents for harm reduction in tobacco products as well as many other patent-pending opportunities that we believe could have potential to create additional value for our shareholders through partnerships or other strategic alternatives.

While we are not currently focused on substantial capital investment or expansion outside of our core markets, we do own or effectively control additional non-core medical cannabis licenses or operations that may present opportunities for partnership or divestiture in the future.

Reverse Take Over (“RTO”) Transaction

On March 18, 2019, Vireo U.S. completed the RTO of Darien whereby Darien acquired all of the issued and outstanding shares of Vireo U.S. Following the completion of the RTO, the former shareholders of Vireo U.S. acquired control of the Company, as they owned a majority of the outstanding shares of the Company upon completion of the RTO.

The RTO is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Darien’s operations were disposed of as part of the consummation of the RTO and therefore no goodwill or other intangible assets were recorded by the Company as a result of the RTO. Vireo U.S. is treated as the accounting acquirer as its shareholders control the Company after the RTO, even though Darien was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Vireo U.S. as if Vireo U.S. had always been the reporting company. All reference to Vireo U.S. subordinate voting shares, warrants, and options have been presented on a post-transaction, post-reverse split basis.

Operating Segments

We report our operating results in one business segment: the cultivation, production, and sale of cannabis. We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients in our owned or operated retail stores.

During the year ended December 31, 2020, the Company had operating revenue in seven states: Arizona, Maryland, Minnesota, New Mexico, New York, Ohio and Pennsylvania. Retail revenues were derived from sales in seventeen dispensaries throughout five states. It had one operational dispensary in Arizona, eight in Minnesota, two in New Mexico, four in New York, and two in Pennsylvania. Wholesale revenues were derived from sales of products to third parties in the states of Arizona, Maryland, New York, Ohio and Pennsylvania. During the year ended December 31, 2020, we divested our retail and wholesale interests in Pennsylvania.

Regulatory Jurisdictions

The following discussion of Vireo’s regulatory jurisdictions is as of December 31, 2020. For more information about regulation of the Company’s business both federally and at state and local levels, see the section titled “Business” in Part 1, Item 1 of this Annual Report on Form 10-K.

Four of our five core cannabis markets, consisting of New York, Minnesota, New Mexico, and Maryland each has the potential to enact adult-use legalization in the foreseeable future. When this change has occurred in several other state markets, many licensed operators have realized improved revenue growth, which affords Vireo’s management optimism that we will be able to drive financial performance improvements in the future if these events occur in some or all of above noted states. In Arizona, our fifth core market, the ballot initiative to legalize adult-use sales was approved by Arizona voters on November 3, 2020 and adult-use sales commenced in the first quarter of 2021.

In Minnesota, Vireo is one of only two licensed operators in the state, which has a population of approximately 5.6 million people. We currently operate eight retail dispensaries and one cultivation and processing facility of approximately 90,000 square feet. We recently purchased an option to buy 20 acres of land adjacent to our existing production facility to support future expansion as the Minnesota market develops. Additions to the state’s qualifying conditions for medical cannabis patients have contributed to increases in patient enrollment, and in 2020 the legislature granted Vireo four additional dispensary licenses, all of which commenced operations in the fourth quarter of 2020. These additional dispensaries, combined with the potential for the state to add flower to the list of allowed delivery methods, give optimism that the Minnesota market remains a strong near-term growth opportunity for the Company. Legislation allowing for the addition of the sale of flower in the existing medical cannabis program has been proposed in both the house and senate. Legislation to approve adult use in the state has also been proposed in the house of representatives.

In New York, Vireo was one of the original five licensed operators and is currently one of only 10 licensed operators in the state. We currently operate four retail dispensaries and one cultivation and processing facility of approximately 60,000 square feet. We also operate a home-delivery business in New York. While we believe the long-term opportunity in New York is substantial, recent performance has been impacted by neighboring states transitioning to recreational-use jurisdictions, as well as by increasing competition from other developing operators coupled with modest patient adoption growth in the program. New product introductions and the acceleration of wholesale revenue streams may contribute to improving profit margins in the future. We anticipate additional growth of our home delivery service. Adult-use legislation has been proposed in the state and we believe it has broad support from the legislature and the Governor.

In Maryland, we own one retail dispensary in Fredrick, that opened in March 2021, and operate a processing facility of 30,000 square feet. Our cultivation has moved to a 3-acre cultivation facility in Massey, MD, which will serve the retail dispensary as well our existing wholesale business. Wholesale revenues have grown, driven in part by new product offerings and increased market penetration.

In Arizona, we operate and control one retail dispensary and an outdoor cultivation facility with processing capability. We have completed construction of a 9-acre outdoor cultivation facility, which was fully operational in the fourth quarter of 2020. We are in the pre-development stages for an additional 8-acre outdoor cultivation facility, which we plan to have fully operational in the third quarter of 2021 pending approval from local regulators.

In New Mexico, we currently operate approximately 3,000 square feet of cultivation and have two operational retail dispensaries. We recently completed construction of a new 13,000 square foot hoop house cultivation facility, which is expected to begin operations in the second quarter of 2021, pending regulatory approval. The expansion is anticipated to support the opening of two additional retail dispensary locations early in the second quarter of 2021, pending regulatory approval.

In addition to these businesses, during 2020, we also incurred start-up expenses related to pre-revenue operations in non-core markets, including Massachusetts, Rhode Island, which was divested in the third quarter of 2020, and Puerto Rico. While these markets may offer future revenue opportunities, our recent decision to focus efforts and capital on our core markets resulted in changes to future expectations regarding the overall revenue and profitability of our consolidated operations. We may consider operationalization of these licenses in the future and are actively seeking opportunities in Massachusetts and Nevada.

COVID-19

Since being declared a global pandemic on March 11, 2020, the spread of COVID-19 has severely impacted many local economies around the globe. Due to COVID-19, governments have imposed restrictions on travel and business operations, temporarily closed businesses, and implemented quarantines and shelter-in-place orders. Consequently, the COVID-19 pandemic has negatively impacted global economic activity, caused significant volatility and disruption in global financial markets, and generally introduced significant uncertainty and unpredictability throughout the world. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions.

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. Although our business has been deemed essential and/or we have been permitted to continue operating our facilities in the states in which we cultivate, process, and sell cannabis during the pendency of the COVID-19 pandemic, there is no assurance that our operations will continue to be deemed essential and/or will continue to be permitted to operate. We may incur expenses or delays relating to such events outside of our control, which could have a material, adverse effect on our business, operating results, financial condition, and the trading price of our Subordinate Voting Shares. It is not possible to reliably estimate the duration and severity of these consequences, as well as their impact on the financial position and results of the Company for future periods.

Year ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenue

Revenue for the year ended December 31, 2020 was $49,211,329, an increase of $19,255,157 or 64% compared to revenue of $29,956,172 for year ended December 31, 2019. The increase is primarily attributable to revenue contributions from the retail business in Minnesota of $6.1 million, the retail business in Pennsylvania of $3.3 million, the wholesale business in Maryland of $3.3 million, and the wholesale business in Arizona of $1.6 million. Key revenue drivers are increased market penetration of Vireo branded products in the Maryland and Arizona wholesale markets and increased patient demand in Minnesota, which is partially the result of an increase in the number of qualifying conditions, which helps contribute to growth in certified patient enrollments. The two retail dispensaries in Pennsylvania, opened in the fourth quarter of 2019, also contributed significantly to year over year growth.

Retail revenue for the year ended December 31, 2020 was $37,236,301, an increase of $12,886,279 or 53% compared to retail revenue of $24,350,022 for the year ended December 31, 2019 primarily due to revenue contributions from Minnesota and Pennsylvania.

Wholesale revenue for the year ended December 31, 2020 was $11,972,314, an increase of $6,366,164 compared to wholesale revenue of $5,606,150 for year ended December 31, 2019. The increase was primarily due to increased revenue contributions from Maryland and Arizona.

	Twelve Months Ended
	December 31,
	2020	2019	$ Change	% Change
Retail:
MN	$16,506,418	$10,359,342	$6,147,076	59%
NY	10,890,084	9,990,907	899,177	9%
AZ	4,018,613	2,722,531	1,296,082	48%
NM	2,349,826	1,085,332	1,264,494	117%
PA	3,471,360	191,910	3,279,450	1709%
Total Retail	$37,236,301	$24,350,022	$12,886,279	53%

Wholesale:
AZ	$3,555,184	$1,908,521	$1,646,663	86%
MD	3,797,655	547,653	3,250,002	593%
NY	630,277	280,570	349,707	125%
OH	467,331	71,960	395,371	549%
PA	3,521,867	2,797,446	724,421	26%
Total Wholesale	$11,972,314	$5,606,150	$6,366,164	114%

Other:
RI Royalty	$2,714	$-	$2,714	N.M.

Total Revenue	$49,211,329	$29,956,172	$19,255,157	64%
PA Revenue	$(6,993,227)	$(2,989,356)	$(4,003,871)	134%
Total Revenue excluding PA	$42,218,102	$26,966,816	$15,251,286	57%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties.

Cost of goods sold for the year ended December 31, 2020 was $32,083,608, an increase of $9,463,716 compared to the year ended December 31, 2019 of $22,619,892, driven most significantly by the increase in retail sales and patient demand in Pennsylvania and Minnesota, and the increase in wholesale sales in Maryland and Arizona.

Gross profit for the year ended December 31, 2020 was $17,127,721, representing a gross margin of 35%. This is compared to gross profit for the year ended December 31, 2019 of $7,336,280 or a 24% gross margin. The increase in margin was driven by higher throughput across all markets decreasing fixed cost per unit. This was especially true in the Maryland and Pennsylvania wholesale markets, which were not operating at full capacity in 2019. 2020 Maryland and Pennsylvania wholesale gross profit increased approximately $1.3 million and $1.1 million respectively relative to 2019. Additionally, the Minnesota and Pennsylvania retail market saw gross profit expansion of approximately $5.6 million and $1.1 million, respectively, due to increased sales driven by increased qualifying conditions and patient enrollments.

Total Expenses

Total expenses for the year ended December 31, 2020 were $40,170,843, an increase of $10,466,917 compared to total expenses of $29,703,926 for the year ended December 31, 2019. The increase in total expenses was attributable to an increase in salaries and wages, professional fees, and general and administrative expenses of $1.3 million, including $630,282 in professional fees incurred as part of the one-time transition from an IFRS basis of accounting to a GAAP basis of accounting, and an increase in share-based compensation of $9.5 million. The increase in salaries and wages, and general and administrative expenses was driven by significant operational buildout in existing markets, and the increase in share-based compensation was driven by the issuance of various compensation warrants in 2019.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the year ended December 31, 2020 was $(23,043,122), a decrease of $675,476 compared to operating income before other income (expense) and provision for income taxes of $(22,367,646) for the year ended December 31, 2019.

Total Other Income (Expense)

Total other income for the year ended December 31, 2020 was $8,890,928, an increase of $43,416,594 compared to other expense of $(34,525,666) for the year ended December 31, 2019. The increase in other income is primarily attributable to the 2019 intangible asset write-offs of $28,264,850 to reflect changing market conditions, the 2020 gain on the divestitures of the various subsidiaries of $20.3 million, partially offset by the loss on derivative liability of $6.3 million. The impairment of intangible assets resulted from our view of changing industry and market circumstances, primarily in non-core markets.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2020, Federal and State income tax expense totaled $8,790,000 compared to a tax expense of $586,000 for the year ended December 31, 2019. This expense is significantly impacted by the $20.3 million gain affiliated with the divestiture of various subsidiaries.

The Year ended December 31, 2019 Compared to the Year ended December 31, 2018

Revenue

Revenue for the year ended December 31, 2019 was $29,956,172, an increase of $11,497,103 or 62% compared to revenue of $18,459,069 for year ended December 31, 2018. The increase was primarily attributable to revenue contributions from the retail business in Minnesota of $2.5 million, the wholesale business in Pennsylvania of $2.5 million, and the acquisitions in Arizona and New Mexico during the first quarter 2019, which contributed to a revenue increase of $5.7 million. Key revenue drivers were increased market penetration of Vireo branded products in the Pennsylvania wholesale market and increased patient demand in Minnesota, which is partially the result of an increase in the number of qualifying conditions, which helped contribute to growth in certified patient enrollments.

Retail revenue for the year ended December 31, 2019 was $24,350,022, an increase of $6,202,608 or 34% compared to retail revenue of $18,147,414 for the year ended December 31, 2018 primarily due to revenue contributions from Minnesota and acquisitions in Arizona and New Mexico during the first quarter 2019.

Wholesale revenue for the year ended December 31, 2019 was $5,606,150, an increase of $5,294,495 compared to wholesale revenue of $311,655 for year ended December 31, 2018 due to commencement of Pennsylvania wholesale operations in the third quarter of 2018, Maryland wholesale operations in the first quarter of 2019, Ohio wholesale operations in the third quarter of 2019 and the acquisitions in Arizona and New Mexico in the first quarter of 2019.

	Twelve Months Ended
	December 31,
	2019	2018	$ Change	% Change
Retail:
MN	$10,359,342	$7,837,934	$2,521,408	32%
NY	9,990,907	10,309,480	(318,573)	-3%
AZ	2,722,531	-	2,722,531	N/A
NM	1,085,332	-	1,085,332	N/A
PA	191,910	-	191,910	N/A

Total Retail	$24,350,022	$18,147,414	$6,202,608	34%

Wholesale:
PA	$2,797,446	$311,655	$2,485,791	798%
AZ	1,908,521	-	1,908,521	N/A
MD	547,653	-	547,653	N/A
NY	280,570	-	280,570	N/A
OH	71,960	-	71,960	N/A

Total Wholesale	$5,606,150	$311,655	$5,294,495	1699%
Total	$29,956,172	$18,459,069	$11,497,103	62%

Cost of Goods Sold and Gross Profit

Cost of goods sold is determined from costs related to the cultivation and processing of cannabis and cannabis-derived products.

Cost of goods sold for the year ended December 31, 2019 was $22,619,892, an increase of $13,100,459 compared to the year ended December 31, 2018 of $9,519,433, driven most significantly by the increase in sales and patient demand in New York and Minnesota, commencement of operations in Pennsylvania in the third quarter of 2018 and the acquisitions in Arizona and New Mexico during the first quarter of 2019. The Arizona and New Mexico acquisitions accounted for approximately $5 million of the increase in cost of goods sold.

Gross profit for the year ended December 31, 2019 was $7,336,280, representing a gross margin on the sale of cannabis-derived products of 24%. This is compared to gross profit for the year ended December 31, 2018 of $8,939,636 or a 48% gross margin.

The decrease in margin was driven by the acquisition of Arizona Natural Remedies in the first quarter of 2019, and expansion of the Maryland and Pennsylvania markets, which did not generate material revenue or cost of goods sold in 2018. Arizona, Maryland, and Pennsylvania had gross margins of 4%, -182%, and -53%, respectively, driven by operational buildouts in 2019 that did not contribute to efficiencies in 2019, and the significant wholesale component in these markets.

Total Expenses

Total expenses for the year ended December 31, 2019 were $29,703,926, an increase of $17,518,410 compared to total expenses of $12,185,516 for the year ended December 31, 2018. The increase in total expenses was attributable to an increase in salaries and wages, professional fees, and general and administrative expenses of $16,070,968 and an increase in share-based compensation of $1,230,591. The increase in salaries and wages, and general and administrative expenses was driven by significant operational buildout in existing markets and acquisitions in Arizona and New Mexico in the first quarter of 2019 which drove an increase in operating expenses of approximately $1 million. The increase in share-based compensation was driven by the issuance of various compensation warrants in 2019. Included in the increased expenses are an estimated $3,265,000 in start-up expenses related to buildout and pre-revenue operations in certain markets.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the year ended December 31, 2019 was $(22,367,646), a decrease of $19,121,766 compared to operating income before other income (expense) and provision for income taxes of $(3,245,880) for the year ended December 31, 2018.

Total Other Income (Expense)

Total other expenses for the year ended December 31, 2019 were $34,525,666, an increase of $32,050,581 compared to $2,475,085 for the year ended December 31, 2018. Increase in other expenses was primarily attributable to intangible asset write-offs of $28,264,850 to reflect changing market conditions, interest expense from the capital leases of the cultivation and processing facilities in Minnesota, New York, Ohio, Pennsylvania and Puerto Rico; and the costs related to acquisitions in Puerto Rico, and Rhode Island. The impairment of intangible assets resulted from our view of changing industry and market circumstances, primarily in non-core markets.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2019, Federal and State income tax expense totaled $586,000 compared to a tax expense of $2,490,000 for the year ended December 31, 2018.

Non-GAAP Measures

EBITDA and Adjusted EBITDA are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Our calculation of EBITDA and Adjusted EBITDA now also excludes “depreciation included in the cost of goods sold.” We believe excluding these additional items better represents our EBITDA by excluding all depreciation.

	Twelve Months Ended
	December 31,
	2020	2019
Net income (loss)	$(22,942,194)	$(57,479,312)
Interest expense, net	5,095,848	4,460,331
Income taxes	8,790,000	586,000
Depreciation & Amortization	1,028,187	1,355,400
Depreciation included in cost of goods sold	2,067,991	1,755,809

EBITDA (non-GAAP)	$(5,960,168)	$(49,321,772)

Derivative Loss	6,260,480	-
Inventory adjustment	974,384	865,405
Share-based compensation	12,777,474	3,303,297
Severance Expense	339,997	-
Impairment of intangible assets and goodwill	-	28,264,850
Gain on sale of discontinued operations	(20,253,177)	-
Costs associated with the IFRS to GAAP transition	630,282	-

Adjusted EBITDA (non-GAAP)	$(5,230,728)	$(16,888,220)

Drivers of Results of Operations (For the years ended December 31, 2020, 2019, and 2018)

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our seventeen dispensaries in five states and our wholesale sales to third parties in five states. For the twelve months ended December 31, 2020, 76% of the revenue was generated from retail dispensaries and 24% from wholesale business. For the year ended December 31, 2019, 81% of the revenue was generated from retail business and 19% from wholesale business. Wholesale revenues did not begin until the end of the third quarter of 2018. For the year ended December 31, 2018, 98% of the revenue was generated from retail dispensaries.

For the year ended December 31, 2020, Minnesota operations contributed approximately 34% of revenues, New York contributed 23%, Arizona contributed 15%, Pennsylvania contributed 14%, Maryland contributed 8%, New Mexico contributed 5%, and Ohio contributed 1%.

For the year ended December 31, 2019, New York operations contributed approximately 34% of revenues, while Minnesota contributed 35%, Arizona contributed 15%, Pennsylvania contributed 10%, Maryland contributed 2%, and New Mexico contributed 4%.

For the year ended December 31, 2018, New York operations contributed approximately 56% of revenues, Minnesota contributed approximately 42%, and Pennsylvania contributed 2%.

Gross Profit

Gross profit reflects total net revenue less cost of goods sold. Cost of goods sold represents the costs attributable to producing finished goods, which includes direct materials, labor, and certain indirect costs such as depreciation, insurance and utilities. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

During the year ended December 31, 2020, we continued to focus on the profitability of our operations in its core markets of Minnesota, New York, Maryland, Arizona and New Mexico.

Our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature that could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships, marketing, and branding activities. It also includes a significant investment in the corporate infrastructure required to support ongoing business.

Selling costs generally correlate to revenue. As a percentage of sales, we expect selling costs to remain relatively flat in our more established operational markets (Minnesota and New York) and decrease in developing markets as business continues to grow (Arizona, New Mexico, and Maryland). The increase is expected to be driven primarily by the growth of retail and wholesale channels to sustainable market share.

General and administrative expenses also include costs incurred at the corporate offices, primarily related to personnel costs, including salaries, benefits, and other professional service costs, as well as corporate insurance, legal and professional fees associated with being a publicly traded company. We expect this spend to decrease as a percentage of revenue as sales continue to ramp in all markets. We anticipate that share-based compensation expenses will continue to persist in order to recruit and retain competitive talent.

In 2021, we implemented several strategic initiatives to optimize our cost structure and operating model. The objectives of these initiatives are to build sustainable value with changing market conditions and to improve our operating performance. These initiatives included closing the New York corporate office, the related termination of office leases, and the elimination of certain other costs. Further savings are anticipated in the first quarter of 2021 as we did not renew our office space lease in Minneapolis, which expired February 28, 2021.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, the Company had working capital of $27,098,496 and $23,488,483 respectively, reflecting an increase in cash of $17,871,507 for the year ended December 31, 2020.

The Company is an early-stage growth company. It is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are being utilized for acquisitions in the medical and adult use cannabis markets, for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier and investor and industry relations.

Current management forecasts and related assumptions support the view that we can adequately manage the operational needs of the business.

3% Convertible Note

On January 3, 2019, we issued a convertible note with a face value of $700,000 in connection with the High Gardens acquisition (refer to Note 3 of the notes to the Company’s Consolidated Financial Statements). The convertible note had an interest at a rate of 3.0% per annum, payable monthly commencing January 3, 2019 and continuing on the first of each month thereafter. On June 4, 2019, the Company converted the outstanding principal and accrued interest into 1,665 Multiple Voting Shares pursuant to the terms of the note.

2.76% Convertible Note

On January 1, 2019, we issued a convertible note with a face value of $50,000 in connection with the Midwest Hemp Research, LLC acquisition (refer to Note 3 of the notes to the Company’s Consolidated Financial Statements). The convertible note had an interest rate of 2.76% per annum, payable monthly commencing January 1, 2019 and continuing on the first of each month thereafter. These notes were cancelled in July of 2020 in connection with our disposition of Midwest Hemp Research, LLC.

5% Convertible Note

On June 17, 2019, we issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition (refer to Note 3 of the notes to the Company’s Consolidated Financial Statements).

The convertible note bears interest at a rate of 5.0% per annum, payable monthly commencing June 17, 2019 and continuing on the first of each month thereafter. Additional interest may accrue on the convertible notes in specified circumstances. The convertible note will mature on June 17, 2021, unless earlier repurchased, redeemed or converted. There are no principal payments required over the two-year term of the convertible note, except in the case of redemption or events of defaults.

The convertible note is a general unsecured obligation of the Company and ranks senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of our current or future subsidiaries.

The note includes customary covenants and sets forth certain events of default after which the convertible notes may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company.

To the extent the Company or the holder so elects, the convertible note will be convertible at a conversion rate equal to the price per share that the Company’s capital stock is valued at in the reverse merger of $4.25 per subordinate voting share. The initial conversion rate for the convertible note is 235.2944 per one-thousand-dollar principal amount of the note which represents 211,765 common shares, based on the $900,000 aggregate principal amount of convertible notes outstanding as of December 31, 2020.

As of December 31, 2020, we were in compliance with all the covenants set forth under the 5% convertible note.

The following table sets forth the net carrying amount of the convertible notes:

	December 31, 2020	December 31, 2019
5.00% convertible notes	900,000	900,000
2.76% convertible notes	-	50,001
3.00% convertible notes costs	-	-
Net carrying amount	900,000	950,001

Cash Used in Operating Activities

Net cash used in operating activities was $10.9 million for the year ended December 31, 2020, an improvement of $16.0 million as compared to the year ended December 31, 2019. The decrease is primarily attributed to our revenue growth, operational efficiencies, and the gain on the sale of various subsidiaries.

Cash Flow from Investing Activities

Net cash provided by investing activities was $12.9 million for the year ended December 31, 2020, compared to net cash used of $21.2 million for the year ended December 31, 2019. The increase in cash flow is primarily attributable to cash proceeds received from the divesture of various subsidiaries of $21.1 million and the first quarter of 2019 cash used of $10.2 million for the purchases of the equity interest of Elephant Head Farms, LLC and Retail Management Associates, LLC in Arizona and $1.9 million in cash used for the asset purchase of Silver Fox Management Services LLC in New Mexico.

Cash Flow from Financing Activities

Net cash provided by financing activities was $15.9 million for the year ended December 31, 2020, a decrease of $31.9 million as compared to the year ended December 31, 2019. The decrease was principally due to the receipt of $48.2 million in proceeds from the RTO and other private placements during the three months ended March 31, 2019. In addition, in March 2020, we closed the first tranche of a non-brokered private placement and issued 13,651,574 units at a price of C$ 0.77 per unit (each unit comprised of one Subordinate Voting Share and a warrant to purchase one Subordinate Voting Share) for net proceeds of $7,613,490, and in November 2020 we forced the exercise of these warrants issued in a non-brokered private placement, resulting in proceeds of $9.9 million.

Lease Transactions

During the years ended December 31, 2019 and 2020, we entered into lease agreements for the use of buildings used in cultivation, production and sales of cannabis products in Arizona, Maryland, Minnesota, New Mexico, New York, Ohio, Pennsylvania, and Puerto Rico.

The lease agreements for all of retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require the Company to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received Tenant Improvement funds to assist in the buildout of the space to meet our operating needs. As of December 31, 2020, the Company had 15 retail locations secured under these agreements.

We have also entered into sale and leaseback arrangements for our cultivation and processing facilities in Minnesota, New York, and Ohio with a special-purpose real estate investment trust. These leases are long-term agreements that provide, among other things, funds to make certain improvements to the property that will significantly enhance production capacity and operational efficiency of the facility.

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2020	December 31, 2020	Total
2021	$2,189,270	$2,824,778	$5,014,048
2022	2,070,332	2,928,236	4,998,568
2023	2,017,012	3,029,870	5,046,882
2024	1,894,235	3,135,040	5,029,275
2025	1,745,286	3,243,870	4,989,156
Thereafter	4,091,087	62,080,719	66,171,806
Total minimum lease payments	$14,007,222	$77,242,513	$91,249,735
Less discount to net present value			(70,049,378)
			$21,200,357

Outstanding Share Data

As of March 22, 2021, Vireo had 64,703,635 shares issued and outstanding, consisting of the following:

(a)  Subordinate Voting Shares

64,173,402 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All Subordinate Voting Shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

464,822 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

(c)  Super Voting Shares

65,411 shares issued and outstanding. The holders of Super Voting Shares are entitled to one thousand votes per share at all shareholder meetings. Each Super Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of December 31, 2020, we had 26,924,858 employee stock options outstanding, as well as 15,776,694 advisory and compensation warrants related to financing activities, and $900,000 outstanding in convertible promissory notes related to recent acquisitions.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Outlook

We anticipate growth investments made in 2020 and the continued execution of our core market strategy will yield organic revenue growth for the foreseeable future. Stronger revenue growth, coupled with expectations for reduced SG&A expenses as a percentage of sales, should substantially reduce the cash outflows from existing operations throughout 2021. Furthermore, recent efforts to scale production and expand our retail dispensary footprint could help drive improved financial performance through 2022.

We remain focused on the prudent deployment of capital into what we believe are the highest yield opportunities and achieving free cash flow from operations. We also are focused on driving margin expansion through operating efficiencies and greater economies of scale, with the intention of becoming one of the lowest-cost producers in each of our operational markets. We have taken a strategic approach to facility site selection and primarily pursue non-land-locked opportunities that allow for significant future expansion. Our recently completed nine-acre shade house in Arizona, three-acre expansion of our cultivation facility in Maryland, and recently acquired option to purchase an additional 96 acres in New York demonstrate our large-scale approach to production.

We anticipate making further investments in capital expenditures to improve scale with additional facility build outs during 2021. Specifically, we expect to begin incremental expansion projects of our cultivation facilities in Arizona and Maryland during the second quarter of 2021. In Arizona, we expect to invest approximately $3.0 million for the development of a dry-flower processing facility and a second nine-acre shade house adjacent to our existing operations, bringing the total size of our cultivation facilities in the state to approximately 18 acres. In Maryland, we expect to invest approximately $5.8 million for the development of an additional 75,000 sq. ft. of cultivation capacity at our existing 110,000 sq. ft. facility in the town of Massey. We expect both projects to be complete before the end of the third quarter of 2021.

Our retail strategy is focused on the growth of our retail footprint and ongoing efforts to rebrand all our stores to our Green Goods™ retail concept. We opened four new stores in Minnesota in fiscal year 2020, one new store in Maryland in March of 2021, and expect to open two additional stores in New Mexico during the second quarter of 2021.  The rebranding of our retail stores in New York to Green Goods™, including our cannabis superstore in Queens, will continue throughout 2021, prior to the potential implementation of adult-use legislation in the state of New York.

In addition to the potential for adult-use legislation in New York, there is also potential for favorable regulatory developments in our other core markets. Following the recent enactment of the adult-use program in Arizona, our markets in Maryland and New Mexico could also potentially pass adult-use legislation this year, and there is potential for the addition of raw cannabis flower to the medical program in Minnesota. Each of these potential outcomes could serve as significant revenue growth catalyst for our business.

Summary of Significant Accounting Policies

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Use of estimates and significant judgments

The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue, expenses, assets, liabilities, accompanying disclosures and the disclosure of contingent liabilities. These estimates and judgments are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Estimates and judgments are assessed on an ongoing basis. Revisions to estimates are recognized prospectively.

Examples of key estimates in these financial statements include cash flows and discount rates used in accounting for business combinations including contingent consideration, asset impairment including estimated future cash flows and fair values, the allowance for doubtful accounts receivable and trade receivables, inventory valuation adjustments that contemplate the market value of, and demand for inventory, estimated useful lives of property and equipment and intangible assets, valuation allowance on deferred income tax assets, determining the fair value of financial instruments, fair value of stock-based compensation, estimated variable consideration on contracts with customers, sales return estimates, the fair value of the convertible notes and equity component and the classification, incremental borrowing rates and lease terms applicable to lease contracts. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Revenue Recognition

We recognize revenue as earned when the following four criteria have been met: (i) when persuasive evidence of an arrangement exists, (ii) the product has been delivered to a customer, (iii) the sales price is fixed or determinable, and (iv) collection is reasonably assured. Revenue is recognized net of sales incentives and returns, after discounts for the assurance program, veterans coverage program and compassionate programs.

Direct-to-patient sales are recognized when the products are shipped to the customers. Bulk and adult-use sales under wholesale agreements are recognized based on the shipping terms of the agreements. Export sales under pharmaceutical distribution and pharmacy supply agreements are recognized when products are delivered to the end customers or patients.

Cost of sales

Cost of sales represents costs directly related to manufacturing and distribution of our products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling and the depreciation of manufacturing equipment and production facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes. Cost of sales also includes inventory valuation adjustments. We recognize the cost of sales as the associated revenues are recognized.

Inventory

Inventory is comprised of non-cannabis, finished goods and work-in-progress. Cost includes harvested finished goods, harvested cannabis (bud and trim) in progress, cannabis oil in progress, accessories, and packaging materials.

Inventory cost includes pre-harvest, post-harvest and shipment and fulfillment, as well as related accessories. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and allocated overhead.

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At the end of each reporting period, we perform an assessment of inventory and records write-downs for excess and obsolete inventories based on our estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Factors considered in the determination of obsolescence include slow-moving or non-marketable items. Actual inventory losses may differ from management’s estimates and such differences could be material our consolidated balance sheets, statements of net loss and comprehensive loss and statements of cash flows. In calculating the value of the inventory, management is required to make a number of estimates, including estimating the stage of growth of the cannabis plant up to the point of harvest, harvesting costs, selling costs, sales price, wastage and expected yields of the cannabis plant. In calculating final inventory values, management is required to determine an estimated fail rate and compare the inventory cost to estimated net realizable value. If the assumptions around future demand for our inventory are more optimistic than actual future results, then the excess and obsolete inventory provision may not be sufficient, resulting in our inventory being valued in excess of its net realizable value.

Assessing Recoverability of long-lived assets

We review long-lived assets, including property and equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Asset impairment tests require the allocation of assets to asset groups, where appropriate, which requires significant judgment and interpretation with respect to the integration between the assets and shared resources. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). Asset impairment tests require the determination of whether there is an indication of impairment. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited. In assessing value in use, the estimated future cash flows are discounted to their present value using a discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. If impairment indicators exist and are not identified, or judgment and assumptions used in assessing the recoverable amount change, the carrying value of long-lived assets can exceed the recoverable amount.

Impairment of goodwill and indefinite life intangible assets

Goodwill and indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, a quantitative impairment test to compare the fair value to the carrying value. An impairment charge is recorded if the carrying value exceeds the fair value. If the judgments relating to the qualitative or quantitative assessments performed differ from actual results, or if assumptions are different, the values of the indefinite life intangible assets and goodwill can differ from the amounts recorded.

Estimating the fair value of Stock-based compensation

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units, or other awards. The exercise price for incentive stock options issued under the plan will be set by the committee (as defined under the plan) but will not be less 100% of the fair market value of the Company’s shares on the date of grant. The Company measures and recognizes compensation expense for stock options to employees and non-employees on a straight-line basis over the vesting period based on their grant date fair values. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Estimates in our stock-based compensation valuations are highly complex and subjective. Determining the estimated fair value of at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company. Stock options have a maximum term of 10 years from the date of grant. The stock options vest at the discretion of the Board. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For stock options granted, the fair value of common stock at the date of grant was determined by the Board of Directors with assistance from third-party valuation specialists. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

For performance-based stock options and RSUs, the Company records compensation expense over the estimated service period adjusted for a probability factor of achieving the performance-based milestones. At each reporting date, the Company assesses the probability factor and records compensation expense accordingly, net of estimated forfeitures.

Fully vested, non-forfeitable equity instruments issued to parties other than employees are measured on the date they are issued where there is no specific performance required by the grantee to retain those equity instruments. Stock-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Where fully vested, non-forfeitable equity instruments are granted to parties other than employees in exchange for notes or financing receivable, the note or receivable is presented in additional paid-in capital on the balance sheets.

Assessing the realizability of deferred tax assets

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs.

Recently Issued Accounting Standards

For a discussion of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies to our financial statements included elsewhere in this prospectus.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Vireo Health International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vireo Health International, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of net loss and comprehensive loss, equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Davidson & Company LLP

Vancouver, Canada	Chartered Professional Accountants

March 31, 2021

VIREO HEALTH INTERNATIONAL, INC.

Consolidated Balance Sheets (In U.S Dollars)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$25,513,180	$7,641,673
Restricted cash	1,592,500	1,592,500
Accounts receivable, net of allowance for doubtful accounts of $132,490 and $278,309, respectively	696,994	1,025,963
Inventory	12,644,895	14,671,576
Prepayments and other current assets	1,552,278	2,285,548
Notes receivable, current	293,700	-
Deferred acquisition costs	28,136	28,136
Assets Held for Sale	4,596,445	-
Deferred financing costs	120,266	-
Total current assets	47,038,394	27,245,396
Property and equipment, net	30,566,259	34,544,127
Operating lease, right-of-use asset	8,163,844	7,306,820
Notes receivable, long-term	3,750,000	-
Intangible assets, net	8,409,419	9,001,237
Goodwill	3,132,491	3,132,491
Deposits	1,412,124	2,651,366
Deferred Loss on Sale Leaseback	-	30,481
Deferred tax assets	157,000	1,520,000
Total assets	$102,629,531	$85,431,918
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	13,477,303	3,137,086
Right of use liability	857,294	619,827
Convertible notes, net of issuance costs	900,000	-
Long-Term debt, current portion	1,110,000	-
Liabilities held for sale	3,595,301	-
Total current liabilities	19,939,898	3,756,913
Right-of-use liability	20,343,063	30,929,230
Convertible notes, net of issuance costs	-	950,001
Long-Term debt	-	1,110,000
Total liabilities	$40,282,961	$36,746,144

Commitments and contingencies (refer to Note 20)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 51,062,559 shares issued and outstanding)	-	-
Multiple Voting Shares ($- par value, unlimited shares authorized; 554,128 shares issued and outstanding)	-	-
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	-	-
Additional Paid in Capital	164,079,614	127,476,624
Accumulated deficit	(101,733,044)	(78,790,850)
Total stockholders' equity	$62,346,570	$48,685,774
Total liabilities and stockholders' equity	$102,629,531	$85,431,918

The accompanying notes are an integral part of these consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

Consolidated Statements of Net Loss and Comprehensive Loss (In U.S. Dollars)

	2020	2019
Revenue	$49,211,329	$29,956,172
Cost of sales
Product costs	31,109,224	21,754,487
Inventory valuation adjustments	974,384	865,405
Gross profit	17,127,721	7,336,280
Operating expenses:
Selling, general and administrative	26,365,182	25,045,229
Stock-based compensation expenses	12,777,474	3,303,297
Depreciation	413,092	491,170
Amortization	615,095	864,230
Total operating expenses	40,170,843	29,703,926

Loss from operations	(23,043,122)	(22,367,646)

Other income (expense):
Impairment of Intangible assets and goodwill	-	(28,264,850)
Loss on sale of property and equipment	(13,800)	-
Gain (Loss) on disposal of assets held for sale	20,253,177	-
Derivative loss	(6,260,480)	-
Interest expenses, net	(5,095,848)	(4,460,331)
Other income (expenses)	7,879	(1,800,485)
Other income (expenses), net	8,890,928	(34,525,666)

Loss before income taxes	(14,152,194)	(56,893,312)

Current income tax expenses	(7,427,000)	(2,231,000)
Deferred income tax recoveries (expense)	(1,363,000)	1,645,000
Net loss and comprehensive loss	(22,942,194)	(57,479,312)
Net loss per share - basic and diluted	$(0.24)	$(0.71)
Weighted average shares used in computation of net loss per share - basic and diluted	97,551,146	80,822,129

The accompanying notes are an integral part of these consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars)

	Common Stock
	Series A		Series B		Series C		Series D		SVS		MVS		Super Voting Shares
															Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2019	21,663,494	$-	10,261,655	$-	22,772,744	$-	11,500,855	$-	-	$-	-	$-	-	$-	$48,956,606	$(21,626,632)	$27,329,974
Exchange of shares on RTO transaction	(21,663,494)	-	(10,261,655)	-	(22,772,744)	-	(11,500,855)	-	8,217,695	-	514,388	-	65,411	-	-	-	-
Shares issued on RTO transaction	-	-	-	-	-	-	-	-	705,879	-	-	-	-	-	2,999,986	-	2,999,986
Re capitalization costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,994,606)	-	(2,994,606)
Shares issued in provate placement	-	-	-	-	-	-	-	-	12,090,937	-	-	-	-	-	47,764,958	-	47,764,958
Cumulative adjustment transition to ASC 842	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	315,094	315,094
Conversion of MVS shares to SVS shares	-	-	-	-	-	-	-	-	2,669,900	-	(26,699)	-	-	-	-	-	-
Acquisition of Mayflower Botanicals	-	-	-	-	-	-	-	-	-	-	37,047	-	-	-	15,996,524	-	15,996,524
Acquisition of AZ entities	-	-	-	-	-	-	-	-	-	-	16,806	-	-	-	7,594,463	-	7,594,463
Acquisition of Silver Fox assets	-	-	-	-	-	-	-	-	-	-	6,721	-	-	-	3,130,306	-	3,130,306
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,303,297	-	3,303,297
Shares issued on conversion of debt	-	-	-	-	-	-	-	-	-	-	1,665	-	-	-	725,090	-	725,090
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(57,479,312)	(57,479,312)
Balance, January 1, 2020	-	-	-	-	-	-	-	-	23,684,411	-	549,928	-	65,411	-	$127,476,624	$(78,790,850)	$48,685,774
Shares issued in private placement	-	-	-	-	-	-	-	-	13,651,574	-	-	-	-	-	4,058,460	-	4,058,460
Exercise of Warrants	-	-	-	-	-	-	-	-	13,651,574	-	-	-	-	-	19,673,006	-	19,673,006
Exercise of Options	-	-	-	-	-	-	-	-	-	-	4,200	-	-	-	79,800	-	79,800
Exercise of Options	-	-	-	-	-	-	-	-	75,000	-	-	-	-	-	14,250	-	14,250
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	12,777,474	-	12,777,474
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(22,942,194)	(22,942,194)
Balance at December 31, 2020	-	$-	-	$-	-	$-	$-	$-	51,062,559	$-	554,128	$-	65,411	$-	$164,079,614	$(101,733,044)	$62,346,570

The accompanying notes are an integral part of these consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in United States dollars, except for per share data)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,942,194)	$(57,479,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	974,384	865,405
Depreciation	413,092	491,170
Depreciation capitalized into inventory	2,067,991	1,755,809
Non-cash operating lease expense	1,243,047	877,514
Amortization of intangible assets	615,095	864,230
Share-based payments	12,777,474	3,303,297
Impairment of goodwill	-	8,538,414
Impairment of intangible assets	-	19,726,436
Gain/loss	-	19,330
Deferred income tax	1,363,000	(1,645,000)
Deferred Gain/Loss Sale Leaseback	30,481	-
Accrued interest		9,861
Acquisition costs	-	739,880
Accretion	544,492	501,540
Loss on Sale of Property and Equipment	13,800	-
Derivative Loss	6,260,480	-
Loss on disposal of business HG	272,723	-
Gain on disposal of PDS	(3,402,794)	-
Gain on disposal of business MWH	(7,038)	-
Gain on disposal of business PAMS	(17,116,068)	-
Change in operating assets and liabilities:
Accounts Receivable	(396,974)	1,478,191
Prepaid expenses	462,083	(1,315,536)
Inventory	(2,661,090)	(6,834,419)
Accounts payable and accrued liabilities	8,680,476	421,346
Deferred acquisition costs	-	775,000
Change in assets and liabilities held for sale	(124,843)	-
Net cash used in operating activities	$(10,932,383)	$(26,906,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of PPE	$-	1,000,257
PP&E Additions	(8,449,097)	(7,690,753)
Proceeds from sale of PAMS net of cash	16,408,411	-
Proceeds from sale of HG net of cash	(17,945)	-
Proceeds from sale of PDS net of cash	4,745,294	-
Acquisition of High Gardens	-	(250,000)
Acquisition of Silver Fox	-	(1,924,305)
Acquisition of Mayflower	-	(1,045,207)
Acquisition of XAAS Agro	-	(918,501)
Acquisition of Midwest Hemp	-	(12,229)
Acquisition of Elephant Head	-	(10,159,493)
Deposits	249,008	(214,470)
Net cash provided by (used in) investing activities	$12,935,671	$(21,214,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	$7,613,490	$48,213,438
Deferred financing costs	(120,266)	-
Proceeds from long-term debt	-	100,000
Proceeds from warrant exercises	9,857,498	-
Proceeds from option exercises	94,050	-
Lease principal payments	(1,576,553)	(581,830)
Net cash provided by financing activities	$15,868,219	$47,731,608

Net change in cash and restricted cash	$17,871,507	$(389,937)

Cash and restricted cash, beginning of year	$9,234,173	$9,624,110

Cash and restricted cash, end of year	$27,105,680	$9,234,173

The accompanying notes are an integral part of these consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1. Description of Business and Summary

Vireo Health International Inc. (“Vireo” or the “Company”) (formerly, Darien Business Development Corp.) was incorporated under the Alberta Business Corporations Act on November 23, 2004. On March 18, 2019, the Company completed a Reverse Takeover Transaction (“RTO”) with Vireo Health Inc. (“Vireo U.S.”), whereby the Company acquired Vireo U.S. and the shareholders of Vireo U.S. became the controlling shareholders of the Company (Note 3). Following the RTO, the Company is listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VREO”.

Vireo is a physician-led, science-focused organization that cultivates and manufactures pharmaceutical-grade cannabis and cannabis extracts. Vireo operates cannabis cultivation, production, and dispensary facilities in Arizona, Maryland, Minnesota, New Mexico, New York, and Ohio through its subsidiaries.

While marijuana and CBD-infused products are legal under the laws of several U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. Recently some federal officials have attempted to distinguish between medical cannabis use as necessary, but recreational use as “still a violation of federal law.” At the present time, the distinction between “medical marijuana” and “recreational marijuana” does not exist under U.S. federal law.

Since being declared a global pandemic on March 11, 2020, the spread of COVID-19 has severely impacted many local economies around the globe. Due to COVID-19, governments have imposed restrictions on travel and business operations, temporarily closed businesses, and implemented quarantines and shelter-in-place orders. Consequently, the COVID-19 pandemic has negatively impacted global economic activity, caused significant volatility and disruption in global financial markets, and generally introduced significant uncertainty and unpredictability throughout the world. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions.

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. Although our business has been deemed essential and/or we have been permitted to continue operating our facilities in the states in which we cultivate, process, and sell cannabis during the pendency of the COVID-19 pandemic, there is no assurance that our operations will continue to be deemed essential and/or will continue to be permitted to operate. We may incur expenses or delays relating to such events outside of our control, which could have a material, adverse effect on our business, operating results, financial condition and the trading price of our Subordinate Voting Shares. It is not possible to reliably estimate the duration and severity of these consequences, as well as their impact on the financial position and results of the Company for future periods.

2. Summary of Significant Accounting Policies

Basis of presentation and going concern

The accompanying financial statements reflect the accounts of the Company. The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due. The Company’s ability to continue as a going concern is dependent upon obtaining additional financing to meet anticipated cash needs for working capital and capital expenditures through the next twelve months.

For the year ended December 31, 2020, the Company reported a net loss of $22,942,194 and a net loss of $57,479,312 for the year ended December 31, 2019.

For the years ended December 31, 2020 and 2019, the Company had negative cash flows used in operating activities of $10,932,383 and $26,906,844, respectively.

As of December 31, 2020 and 2019, the Company had working capital of $27,098,496 and $23,488,483 respectively, reflecting an increase in cash of $17,871,507 for the year ended December 31, 2020.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business.

These management forecasts and assumptions support the Company’s ability to meet its contractual obligations such as payment of interest on the 5% convertible notes of $45,000, payment of interest on the additional financings, and the Company’s lease commitments of $5,014,048.

These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations.

Basis of consolidation

These financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company as of December 31, 2020:

Name of entity	Place of incorporation
Vireo Health International, Inc.	British Columbia, CAN
Vireo Health, Inc.	Delaware, USA
Vireo Health of New York, LLC	New York, USA
Minnesota Medical Solutions, LLC	Minnesota, USA
Ohio Medical Solutions, Inc.	Delaware, USA
MaryMed, LLC	Maryland, USA
1776 Hemp, LLC	Delaware, USA
Vireo Health of Massachusetts, LLC	Delaware, USA
Mayflower Botanicals, Inc.	Massachusetts, USA
Elephant Head Farm, LLC	Arizona, USA
Retail Management Associates, LLC	Arizona, USA
Arizona Natural Remedies, Inc.	Arizona, USA
Vireo Health of New Mexico, LLC	Delaware, USA
Red Barn Growers, Inc.	New Mexico, USA
Resurgent Biosciences, Inc.	Delaware, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
XAAS Agro, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Verdant Grove, Inc.	Massachusetts, USA

The entities listed above are wholly owned, or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company and all intercompany transactions and balances have been eliminated in the financial statements of the Company.

During the year ended December 31, 2020, the following entities have been removed as a result of business dispositions: High Gardens, Inc., Midwest Hemp Research, LLC, Pennsylvania Medical Solutions, LLC, and Pennsylvania Dispensary Solutions, LLC. Refer to Note 3 for further details on business dispositions.

On March 18, 2019, Vireo U.S. completed the RTO of Vireo Health International Inc. (formerly Darien Business Development Corp. or “Darien”) whereby Darien acquired all of the issued and outstanding shares of Vireo U.S. Following the completion of the Transaction, the former shareholders of Vireo U.S. acquired control of the Company, as they own a majority of the outstanding shares of the Company upon completion of the Transaction.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company implemented the provisions of ASU 2016-13 on January 1, 2020. The adoption of the standard did not have a material impact on the Company's results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The following are the changes that will have an immediate disclosure impact for the Company upon adoption of the guidance for fair value measurement: (i) disclosure of the valuation processes for Level 3 fair value measurements is no longer required, (ii) changes in unrealized gains and losses for the reporting period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period is a new disclosure requirement, and (iii) the range and weighted average (or reasonable and rational method) of significant unobservable inputs used to develop Level 3 fair value measurement is a new disclosure requirement. The Company implemented the provisions of ASU 2018-13 on January 1, 2020. The adoption of the standard did not have a material impact on the Company's results of operations or cash flows.

Use of estimates and significant judgments

The preparation of the Company’s consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue, expenses, assets, liabilities, accompanying disclosures and the disclosure of contingent liabilities. These estimates and judgments are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Estimates and judgments are assessed on an ongoing basis. Revisions to estimates are recognized prospectively.

Examples of key estimates in these consolidated financial statements include cash flows and discount rates used in accounting for business combinations including contingent consideration, asset impairment including estimated future cash flows and fair values, the allowance for doubtful accounts receivable and trade receivables, inventory valuation adjustments that contemplate the market value of, and demand for inventory, estimated useful lives of property and equipment and intangible assets, valuation allowance on deferred income tax assets, determining the fair value of financial instruments, fair value of stock-based compensation, estimated variable consideration on contracts with customers, sales return estimates, the fair value of the convertible notes and equity component and the classification, incremental borrowing rates and lease terms applicable to lease contracts.

Financial statement areas that require significant judgments are as follows:

Assets held for sale and discontinued operations - The Company classifies non-current assets and disposal groups as held for sale if their carrying amounts will be recovered principally through a sale rather than through continuing use. Such non-current assets and disposal groups classified as held for sale are measured at the lower of their carrying amount and their fair value less cost to sell. Costs to sell are the incremental costs directly attributable to the sale, excluding finance costs and income tax expense.

The criteria for held for sale classification is regarded as met only when the sale is highly probable and the asset or the disposal group is available for immediate sale in its present condition. Actions required to complete the sale should indicate that it is unlikely that significant changes to the sale will be made or that the sale will be withdrawn. Management must be committed to the sale expected within one year from the date of the classification.

A discontinued operation is a component of the Company that either has been abandoned, disposed of, or is classified as held for sale, and: (i) disposal group is a component of an entity (or group of components); (ii) component of an entity (or group of components) meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale; (iii) component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A component of the Company comprises an operation and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the year ended December 31, 2020, the Company completed divestitures of four subsidiaries, further described in Note 3. None of these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation.

Asset impairment – Asset impairment tests require the allocation of assets to asset groups, where appropriate, which requires significant judgment and interpretation with respect to the integration between the assets and shared resources. Asset impairment tests require the determination of whether there is an indication of impairment. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information.

Leases – The Company applies judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. The Company determines the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company has several lease contracts that include extension and termination options. The Company applies judgment in evaluating whether it is reasonably certain whether or not to exercise the option to renew or terminate the lease. That is, it considers all relevant factors that create an economic incentive for it to exercise either the renewal or termination. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate (e.g., construction of significant leasehold improvements or significant customization to the leased asset).

The Company also applies judgment in allocating the consideration in a contract between lease and non-lease components. It considers whether the Company can benefit from the right-of-use asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another right-of-use asset.

Foreign currency

These financial statements are presented in the United States dollar (“USD”), which is the Company’s reporting currency. The functional currency of the Company and its subsidiaries, as determined by management, is the United States (“US”) dollar.

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the convertible notes. Potential dilutive common share equivalents consist of stock options, warrants, and convertible notes.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. Since the Company is in a net loss for all periods presented in these financial statements, there is no difference between the Company’s basic and diluted net loss per share for the periods presented.

The anti-dilutive shares outstanding for years ending December 31, 2020 and 2019 were as follows:

	For the year ended December 31,
	2020	2019
Stock options	26,924,858	23,662,600
Warrants	17,121,411	17,988,609
Convertible notes	211,765	223,529
Total	44,258,034	41,874,738

Segment Information

Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources to the segment and assess its performance. The Company operates in one business segment, namely as the Cannabis segment cultivates, processes and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories. The Company’s Chief Executive Officer is the Company’s chief operating decision maker.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less.

The Company has no cash equivalents for the years presented.

Business combinations and goodwill

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred within acquisition-related (income) expenses, net. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

The estimated fair value of acquired assets and assumed liabilities are determined primarily using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.

Fair value measurements

The carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature, and the carrying value of long-term loans and convertible debt approximates fair value as they bear a market rate of interest.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In estimating the fair value of an asset or a liability, the Company takes into account the characteristics of the asset or liability if market participants would take those characteristics into account when pricing the asset or liability at the measurement date.

Inventory

Inventory is comprised of work-in-progress, finished goods and non-cannabis. Cost includes harvested finished goods, harvested cannabis (bud and trim) in progress, cannabis oil in progress, accessories, and packaging materials.

Inventory cost includes pre-harvest, post-harvest and shipment and fulfillment, as well as related accessories. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and allocated overhead.

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s balance sheets, statements of net loss and comprehensive loss and statements of cash flows.

Property and equipment

Property and equipment are recorded at cost net of accumulated depreciation and impairment, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings and improvements ranges from five to fifteen years, the estimated useful life of property and equipment, other than buildings, ranges from three to ten years. Land is not depreciated. Leasehold improvements, included in buildings and improvements, are depreciated over the lesser of the asset’s estimated useful life or the remaining lease term. The estimated useful life of right of use assets relating to operating and finance leases ranges from one to sixty-four years.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expenses as incurred. Significant expenditures, which extend the useful lives of assets or increase productivity, are capitalized. When significant parts of an item of property and equipment have different useful lives, they are accounted for as separate items or components of property and equipment.

Construction-in-process includes construction progress payments, deposits, engineering costs, interest expense on long-term construction projects and other costs directly related to the construction of the facilities. Expenditures are capitalized during the construction period and construction in progress is transferred to the relevant class of property and equipment when the assets are available for use, at which point the depreciation of the asset commences.

The estimated useful lives are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

Capitalization of interest

Interest incurred relating to the construction or expansion of facilities is capitalized to the construction in progress. The Company ceases the capitalization of interest when construction activities are substantially completed and the facility is available for commercial use.

Intangible assets

Intangible assets include intangible assets acquired as part of business combinations, asset acquisitions and other business transactions. The Company records intangible assets at cost, net of accumulated amortization and accumulated impairment losses, if any. Cost is measured based on the fair values of cash consideration paid and equity interests issued. The cost of an intangible asset acquired is its acquisition date fair value.

Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Licenses	4-20 years

When there is no foreseeable limit on the period of time over which an intangible asset is expected to contribute to the cash flows of the Company, an intangible asset is determined to have an indefinite life. Indefinite life intangible assets are not amortized but tested for impairment annually or more frequently when indicators of impairment exist. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-life intangible asset is impaired by the amount of the excess.

The estimated useful lives are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited.

Impairment of goodwill and indefinite life intangible assets

Goodwill and indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, a quantitative impairment test to compare the fair value to the carrying value is performed. An impairment charge is recorded if the carrying value exceeds the fair value.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and right-of-use liabilities (current and non-current) in the balance sheets. Finance lease ROU assets are included in property and equipment, net and ROU liabilities (current and non-current) in the balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. The Company classifies a lease as an operating lease when it does not meet any one of these criteria.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU assets also include any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets, resulting in a front-loaded expense pattern. ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the property and equipment accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset, according to the property and equipment accounting policy. For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to general and administrative expenses in the statements of net loss and comprehensive loss.

The Company has elected to apply the practical expedient, for each class of underlying asset, except real estate leases, to not separate non-lease components from the associated lease components of the lessee’s contract and account for both components as a single lease component.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Short-term leases include real estate and vehicles and are not significant in comparison to the Company’s overall lease portfolio. The Company continues to recognize the lease payments associated with these leases as expenses on a straight-line basis over the lease term.

Convertible notes

The Company accounts for its convertible notes with a cash conversion feature in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance.  The resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding as additional non-cash interest expenses.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in the statements of net loss and comprehensive loss. The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in the balance sheets.

Revenue recognition

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations.

The Company generates substantially all its revenue from the direct sale of cannabis products through contracts with medical customers. Cannabis products are sold through various distribution channels. Revenue is recognized when the control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery to or receipt by the customer, depending on shipping terms.

Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Excise duties that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer are included in revenue. Freight revenues on all product sales, when applicable, are also recognized, on a consistent manner, at a point in time. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

Contract liabilities

A contract liability is the obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. If a customer pays consideration before the Company transfers goods or services, a contract liability is recognized when the payment is made. Contract liabilities are recognized as revenue when the Company performs under the contract.

The Company considers whether there are other promises in the contracts that are separate performance obligations to which a portion of the transaction price needs to be allocated. In determining the transaction price for the sale of goods, the Company considers the effects of variable consideration and the existence of significant financing components (if any).

(i)	Variable consideration

Some contracts for the sale of goods may provide customers with a right of return, volume discount, bonuses for volume/quality achievement, or sales allowance. In addition, the Company may provide in certain circumstances, a retrospective price reduction to a customer based primarily on inventory movement. These items give rise to variable consideration. The Company uses the expected value method to estimate the variable consideration because this method best predicts the amount of variable consideration to which the Company will be entitled. The Company uses historical evidence, current information and forecasts to estimate the variable consideration. The requirements in ASC 606 on constraining estimates of variable consideration are applied to determine the amount of variable consideration that can be included in the transaction price. The Company reduces revenue and recognizes a contract liability equal to the amount expected to be refunded to the customer in the form of a future rebate or credit for a retrospective price reduction, representing its obligation to return the customer’s consideration. The estimate is updated at each reporting period.

(ii)	Significant financing component

The Company may receive short-term advances from its customers. Using the practical expedient in ASC 606, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good to a customer and when the customer pays for that good or service will be one year or less. The Company has not, nor expects to receive long-term advances from customers.

(iii)	Contract balance

Contract assets

A contract asset is the right to consideration in exchange for goods or services transferred to the customer. If the Company performs by transferring goods to a customer before the customer pays consideration or before payment is due, a contract asset is recognized for the earned consideration.

Accounts receivable

A receivable represents the Company’s right to an amount of consideration that is unconditional (i.e., only the passage of time is required before payment of the consideration).

Cost of sales

Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling and the depreciation of manufacturing equipment and production facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. Cost of sales also includes inventory valuation adjustments. The Company recognizes the cost of sales as the associated revenues are recognized.

Stock-based compensation

The Company measures and recognizes compensation expense for stock options to employees and non-employees on a straight-line basis over the vesting period based on their grant date fair values. Prior to the adoption of ASU 2018-07 on January 1, 2019, the fair value of stock options to non-employees were re-measured at each reporting date until one of either of the counterparty’s commitment to perform is established or until the performance is complete. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Determining the estimated fair value of at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of subordinated voting shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company.

For stock options granted, the fair value of common stock at the date of grant was determined by the Board of Directors with assistance from third-party valuation specialists. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

Fully vested, non-forfeitable equity instruments issued to parties other than employees are measured on the date they are issued where there is no specific performance required by the grantee to retain those equity instruments. Stock-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Where fully vested, non-forfeitable equity instruments are granted to parties other than employees in exchange for notes or financing receivable, the note or receivable is presented in additional paid-in capital on the balance sheets.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs.

New accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which is intended to simply the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. Updates are related to intraperiod tax allocation, deferred tax liabilities for equity method investments interim period tax calculations, tax laws or rate changes in interim periods, and income taxes related to employee stock ownership plans. The guidance for ASU No. 2019-12 becomes effective on January 2021. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

3. Business Combinations and Dispositions

Dispositions

On June 22, 2020, the Company reached a definitive agreement with Jushi Inc, a subsidiary of Jushi Holdings, Inc. (“Jushi”), to divest all the equity in its subsidiary company, Pennsylvania Medical Solutions, LLC (“PAMS”). On August 11, 2020, the Company completed the sale of its equity in PAMS to Jushi, for consideration of $20,320,936 including a $3,750,000 four-year note with an 8 percent coupon rate payable quarterly. As part of this transaction, the Company transferred assets and liabilities with a net book value of 3,204,868. Consideration received exceeded PAMS net assets at the time of sale, resulting in a gain of $17,116,068 which was recorded in the statement of loss and comprehensive loss for the year ended December 31, 2020.

In July of 2020, the Company divested all the equity in its subsidiary company, Midwest Hemp Research, LLC, to the CEO of the Company. Prior to the disposition, the Company had $50,000 in outstanding convertible notes associated with the initial acquisition of Midwest Hemp, and had recorded an intangible asset of $50,000 on the balance sheet. Upon divestiture these outstanding convertible notes and accrued interest with a balance of $52,038 were cancelled, and the intangible asset with a net book value of $45,000 was disposed of, resulting in a gain of $7,038.

On September 11, 2020, the Company divested all the equity in its subsidiary company, High Gardens, Inc., in exchange for a 10% royalty on all future net revenues generated by High Gardens, Inc. The fair value of this royalty consideration was $68,276 and is classified as an intangible asset with an indefinite life on the balance sheet. This consideration received was less than High Gardens, Inc. net assets of $340,999 at the time of sale, resulting in a loss of $272,723 which was recorded in the statement of loss and comprehensive loss for the year ended December 31, 2020. As described above, this asset was subsequently disposed in September 2020.

On December 17, 2020, the Company divested all the equity in its subsidiary company, Pennsylvania Dispensary Solutions, LLC, to Jushi in exchange for consideration of $5,726,848 cash. Consideration received exceeded PAMS net assets of $2,324,054 at the time of sale, resulting in a gain of $3,402,794 which was recorded in the statement of loss and comprehensive loss for the year ended December 31, 2020.

Assets held for sale

On October 1, 2020, the Company reached a definitive agreement with Ayr Strategies Inc. (“Ayr”) to sell all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, Inc. (“OMS”) for $1,150,000 in cash.

Assets and liabilities relating to OMS have been classified as “held for sale.” The carrying value of assets held for sale, net of liabilities to be assumed by Ayr, related to OMS was less than the agreed upon purchase price of $1,150,000. As such, no allowance for loss on assets held for sale was recorded as of December 31, 2020. The Company expects to recognize a gain when the sale is completed in 2021.

Assets and liabilities held for sale relating to OMS are as follows:

OMS
Assets held for sale
Cash and cash equivalents	$124,843
Receivables	25,469
Inventories	338,177
Prepaids	104,777
Right of use asset	3,194,384
Property and equipment	556,795
Deposits	252,000
Total assets held for sale	$4,596,445

Liabilities held for sale
Accounts payable and accrued liabilities	29,109
Right of Use Liability	3,566,192
$3,595,301

Reverse Takeover

On March 18, 2019, Vireo U.S. completed the reverse take-over of Vireo Health International Inc. (formerly Darien) (the “RTO”) whereby Darien acquired all of the issued and outstanding shares of Vireo U.S. Following the completion of the RTO, the former shareholders of Vireo U.S. acquired control of the Company, as they own a majority of the outstanding shares of the Company upon completion of the RTO.

The RTO is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Darien operations were disposed of as part of the consummation of the RTO and therefore no goodwill or other intangible assets were recorded by the Company as a result of the RTO. Vireo U.S. is treated as the accounting acquirer as its stockholders control the Company after the RTO, even though Darien was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Vireo U.S. as if Vireo U.S. had always been the reporting company. All reference to Vireo U.S. shares of common stock, warrants and options have been presented on a post-transaction, post-reverse split basis.

The fair value of the shares issued in the transaction was $2,999,986 and was listed as additional paid in capital in the statement of stockholder’s equity. Under ASC 805 any excess of the fair value of the shares issued by the private entity over the value of the net monetary assets of the public shell corporation is recognized as a reduction to equity. The additional transaction cost associated with the RTO, $568,247 would still be expensed as incurred and would require no adjustment but would not be listed as a listing expense rather a transaction expense.

Acquisition of Elephant Head Farm, LLC and retail Management Associates, LLC

On March 22, 2019, the Company acquired all of the equity interests of Elephant Head Farm, LLC and Retail Management Associates, LLC (collectively, the “AZ entities”). The purpose of this acquisition was to acquire the exclusive right to manage and control Arizona Natural Remedies, an Arizona nonprofit corporation with licenses to cultivate and distribute medical cannabis in the state of Arizona. As part of the transaction, the Company paid $10,500,000 in cash, issued $7,594,463 in multiple voting shares, and incurred total transaction costs related to the acquisition of $723,272, including a finders’ fee of $620,000. The transaction costs are included in selling, general and administrative expenses in the consolidated statement of net loss and comprehensive loss.

The financial results of the AZ entities are included in the Company’s financial statements since acquisition close. The statements of net loss and comprehensive loss include revenue of $4,631,052 and net loss of $5,413,373 for the year ended December 31, 2019, respectively.

The final allocations of the purchase price to assets acquired and liabilities assumed on the acquisition date is listed below. The goodwill of $7,792,605 is attributable to the benefit of expected revenue growth and future market development. Goodwill is not deductible for tax purposes.

AZ Entities
Assets
Cash and cash equivalents	$340,507
Inventory	2,028,000
Other current assets	277,340
Property and equipment	1,033,135
Right of Use Assets	81,603
Intangible Asset (License)	6,800,000
Goodwill	7,792,605
Total assets	18,353,190
Liabilities
Accounts payable and accrued liabilities	177,124
Right of Use Liability	81,603
Total liabilities	258,727
Net assets acquired	$18,094,463

Acquisition of Red Barn Growers

On March 25, 2019, the Company acquired substantially all of the assets of Silver Fox Management Services, LLC (“Silver Fox”) including all intellectual property, contracts, leases, license rights and inventory. The purpose of this acquisition was to acquire the exclusive right to manage and control Red Barn Growers, Inc. (“Red Barn Growers”), a New Mexico nonprofit corporation with licenses to cultivate and distribute medical cannabis in the state of New Mexico. As part of the transaction, the Company paid $2,000,000 in cash, issued $3,130,306 in multiple voting shares, and incurred total transaction costs related to the acquisition of $16,608.

The financial results of Red Barn Growers are included in the Company’s financial statements since acquisition close. The statements of net loss and comprehensive loss include revenue of $1,085,332 and net loss of $4,010,077 for the year ended December 31, 2019, respectively.

The final allocations of the purchase price to assets acquired and liabilities assumed on the acquisition date is listed below. The goodwill of $3,878,300 is attributable to the benefit of expected revenue growth and future market development. Goodwill is not deductible for tax purposes.

Red Barn Growers
Assets
Cash and cash equivalents	$75,695
Inventory	549,576
Other current assets	497
Property and equipment	73,290
Right of Use Assets	125,493
Intangible Asset (License)	569,400
Goodwill	3,878,300
Total assets	5,272,251
Liabilities
Accounts payable and accrued liabilities	16,452
Right of Use Liability	125,493
Total liabilities	141,945
Net assets acquired	$5,130,306

Acquisition of MJ Distributing C201, LLC and MJ Distributing P132, LLC

On April 10, 2019, the Company entered into a definitive agreement to acquire 100% of the membership interests in MJ Distributing C201, LLC and MJ Distributing P132, LLC (“MJ Distributing”) which hold provisional licenses to cultivate and distribute, respectively, medical cannabis in the state of Nevada. The purpose of this acquisition was to acquire a medical marijuana license in the state of Nevada. The acquisition was financed with cash on hand and borrowings.

As of December 31, 2019 and 2020, the Company had made cash deposits with the sellers and in escrow of $1,592,500 and placed convertible promissory notes in the amount of $2,500,000 in escrow, as consideration for the equity. Additionally, as of December 31, 2019, there were deferred acquisition costs of $28,136.

The completion of the acquisition of MJ Distributing is conditional upon the Nevada Department of Taxation’s approval of the change in ownership, which occurred on January 5, 2021. See Note 26 for additional information on the close of this acquisition.

Asset Acquisitions

Acquisition of High Gardens, Inc.

On January 4, 2019, the Company acquired all of the issued and outstanding shares of High Gardens, Inc. The purpose of this acquisition was to acquire a medical marijuana license in the State of Rhode Island. As part of the asset acquisition, the Company paid $300,000 in cash, issued $700,000 in convertible debt, and incurred acquisition costs of $26,256 for the acquisition of High Gardens, Inc. Management determined the consideration paid was equal to the fair value of the intangible asset acquired, or $1,026,256. The related operating results are included in the accompanying consolidated statements of net loss, changes in stockholders’ equity, and statement of cash flows commencing from the date of acquisition.

Acquisition of Mayflower Botanicals, Inc.

On March 29, 2019, the Company completed the 100% acquisition of Mayflower Botanicals, Inc. The purpose of this acquisition was to acquire a medical marijuana license in the State of Massachusetts. As part of the asset acquisition, the Company paid $1,001,165 in cash, issued $13,094,032 in multiple voting shares, and incurred acquisition costs of $2,962,392, of which $2,902,492 related to the issuance of multiple voting shares as a finder’s fee, for the acquisition of Mayflower Botanicals, Inc. Management determined the consideration paid was equal to the fair value of the intangible asset acquired, or $17,057,589. The related operating results are included in the accompanying consolidated statements of operations, changes in shareholders’ equity, and statement of cash flows commencing from the date of acquisition.

Acquisition of XAAS Agro, Inc.

On June 19, 2019, the Company completed the 100% acquisition of XAAS Agro, Inc. The purpose of this acquisition was to acquire a medical marijuana license in the territory of Puerto Rico. As part of the asset acquisition, the Company paid $900,000 in cash, issued $900,000 in convertible debt, and incurred acquisition costs of $91,863, for the acquisition of XAAS Agro, Inc. Management determined the consideration paid was equal to the fair value of the intangible asset acquired, or $1,891,863. The related operating results are included in the accompanying consolidated statements of net loss, changes in stockholder’s equity, and statement of cash flows commencing from the date of acquisition.

Acquisition of Midwest Hemp Research, LLC

During the year ended December 31, 2019, the Company completed the 100% acquisition of Midwest Hemp Research, LLC. The purpose of this acquisition was to acquire an industrial hemp license in the state of Minnesota. As part of the asset acquisition, the Company issued $50,000 in convertible debt for the acquisition of Midwest Hemp Research, LLC. Management determined the consideration paid was equal to the fair value of the intangible asset acquired, or $50,000. The related operating results are included in the accompanying consolidated statements of net loss, changes in stockholders’ equity, and statement of cash flows commencing from the date of acquisition. As described above, this asset was sold in July 2020.

4. Fair Value Measurements

The Company complies with ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Cash	$25,513,180	$-	$-	$25,513,180
Restricted cash	1,592,500	-	-	1,592,500
Total assets	$27,105,680	$-	$-	$27,105,680
December 31, 2019
Cash	$7,641,673	$-	$-	$7,641,673
Restricted cash	1,592,500	-	-	1,592,500
Cash and Restricted Cash	9,234,173	$-	$-	$9,234,173
Total assets	$9,234,173	$-	$-	$9,234,173

Items measured at fair value on a non-recurring basis

The Company's non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2019, the carrying values of intangible assets and goodwill were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs (refer to Notes 11 & 12). No additional impairment was determined necessary for the year ended December 31, 2020.

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities at December 31, 2020 and 2019 approximate their carrying amount due to short term nature of these instruments.

5. Trade Receivables

Trade receivables are comprised of the following items:

	December 31,
	2020	2019
Trade receivable	$486,807	$1,025,963
Tenant improvements receivable	127,160	-
Other	83,027	-
Total	$696,994	$1,025,963

Included in the trade receivables, net balance at December 31, 2020, and 2019, is an allowance for doubtful accounts of $132,490 and $278,309, respectively.

6. Notes Receivable

As of December 31, 2020, and 2019, the Company had a total of $4,043,700 and $0, respectively, in notes receivable. The December 31, 2020, balance is comprised primarily of the $3,750,000 four-year note with an 8 percent coupon rate payable quarterly obtained as part of the PAMS disposition further described in Note 3.

7. Inventory

Inventory is comprised of the following items:

	December 31,
	2020	2019
Work-in-progress	$8,317,502	$11,000,462
Finished goods	3,980,900	3,324,920
Non-cannabis inventory	346,493	346,194
Total	$12,644,895	$14,671,576

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	December 31,
	2020	2019
Work-in-progress	$381,401	$-
Finished goods	592,983	865,405
Non-cannabis inventory	-	-
Total	$974,384	$865,405

During the years ended December 31, 2020 and 2019, the Company recorded write downs to net realizable value in its Maryland, Pennsylvania, and Ohio subsidiaries. Based on the market sales price relative to the cost to produce certain inventories, these costs could not be recovered, and as a consequence net realizable value was less than carrying value of inventory. Accordingly, inventory valuation adjustments amounting to $974,384 and $865,405 were recorded in 2020 and 2019 respectively.

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	December 31,
	2020	2019
Prepaid Rent	$-	$138,512
Prepaid Insurance	921,600	983,774
Other Prepaid Expenses	630,678	1,163,262
Total	$1,552,278	$2,285,548

9. Deferred Acquisition Costs

As of each of December 31, 2020, and 2019, the Company had a total of $28,136 for deferred acquisition costs relating to the acquisition of MJ Distributing (Note 3), which had not yet closed.

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Land	$1,309,949	$1,309,949
Buildings and leasehold improvements	7,280,665	5,523,380
Furniture and equipment	4,635,602	5,082,416
Software	221,540	105,968
Vehicles	379,852	399,302
Construction-in-progress	9,276,852	3,264,702
Right of use asset under finance lease	12,351,838	23,289,965
	35,456,298	38,975,682
Less: accumulated depreciation	(4,890,039)	(4,431,555)
Total	$30,566,259	$34,544,127

For the year ended December 31, 2020 and 2019, total depreciation on property and equipment was $2,481,083 and $2,246,979, respectively. For the year ended December 31, 2020 and 2019, accumulated amortization of the right of use asset amounted to $2,025,239 and $2,072,175, respectively. The right of use asset under finance lease of $12,351,838 consists of leased processing and cultivation premises. The Company capitalized into inventory $2,067,991 and $1,755,809 relating to depreciation associated with manufacturing equipment and production facilities as of December 31, 2020 and 2019, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the consolidated statements of net loss.

11. Leases

Components of lease expenses are listed below:

	December 31,
	2020	2019
Finance lease cost
Amortization of ROU assets	$1,226,024	$918,888
Interest on lease liabilities	4,935,602	4,236,170
Operating lease expense	2,562,874	1,708,920
Total lease expenses	$8,724,500	$6,863,978

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2020	December 31, 2020	Total
2021	$2,189,270	$2,824,778	$5,014,048
2022	2,070,332	2,928,236	4,998,568
2023	2,017,012	3,029,870	5,046,882
2024	1,894,235	3,135,040	5,029,275
2025	1,745,286	3,243,870	4,989,156
Thereafter	4,091,087	62,080,719	66,171,806
Total minimum lease payments	$14,007,222	$77,242,513	$91,249,735
Less discount to net present value			(70,049,378)
			$21,200,357

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

On April 10, 2020, the Company signed a fourth amendment to the existing lease agreements for the cultivation and processing facilities in Minnesota. Under the terms of the amendment, the term of the lease was extended to April 9, 2040, and provides for additional tenant improvements up to $6,698,183. The amended agreement for the cultivation and processing facility in Minnesota requires regular monthly payments of $129,350.

On April 10, 2020, the Company signed a second amendment to the existing lease agreements for the cultivation and processing facilities in New York. Under the terms of the amendment, the term of the lease was extended to April 9, 2035, and provides for additional tenant improvements up to $3,360,000. The amended agreement for the cultivation and processing facility in New York requires regular monthly payments of $90,519.

On April 10, 2020, the Company signed a third amendment to the existing lease agreements for the cultivation and processing facilities in Pennsylvania. Under the terms of the amendment, tenant improvements were reduced to $8,036,670. The amended agreement for the cultivation and processing facility in Pennsylvania requires regular monthly payments of $184,786. This lease was transferred on the disposition of PAMS (Note 3).

On January 14, 2020, the Company signed a second amendment to the existing lease agreements for the cultivation and processing facilities in Pennsylvania. Under the terms of the second amendment, the term of the lease was extended to December 7, 2038 and provides for additional tenant improvements of up to $8,336,670. The amended agreement for the cultivation and processing facility in Pennsylvania requires regular monthly payments of $182,419.

During the year ended December 31, 2019, the Company entered into sale and leaseback transactions for cultivation facilities. As part of the transaction, the Company entered a lease agreement for the cultivation facilities as follows:

·	The lease agreement for a processing facility in Ohio with a fair value of $1,018,123 is for 15 years with two consecutive options to extend for an additional 5 years each. The effective interest rate on the lease is 15% and requires regular monthly payments of $42,000, which increase by 3.5% each year. The lease also provides for a Tenant Improvement (“TI”) allowance up to $2,581,887.

Supplemental cash flow information related to leases

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,576,553	$581,830
Non-cash additions to ROU assets	8,836,087	6,206,226
Amortization of operating leases	1,343,257	877,514

Other information about lease amounts recognized in the financial statements

	December 31,
	2020	2019
Weighted-average remaining lease term (years) – operating leases	6.76	6.63
Weighted-average remaining lease term (years) – finance leases	18.38	13.05
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	22.31%	20.49%

12. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2019	$-
Acquisition of Elephant Head Farm	7,792,605
Acquisition of Red Barn	3,878,300
Impairment	(8,538,414)
Goodwill - December 31, 2019 and 2020	$3,132,491

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company annual impairment testing is December 31. On this date, the Company performed a qualitative test to determine whether it is necessary to perform a two-step goodwill impairment test.

After assessing the totality of the events and circumstances surrounding the performance and outlook of Red Barn and Arizona entities the Company determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. As such, the first and second steps of the goodwill impairment test are unnecessary, and no impairment charge was taken.

On December 31, 2019, the Company compared the current fair value of each reporting unit to the net book value, including goodwill. The Company utilized a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates were involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital of approximately 20% (“WACC”), tax rates, capital spending, impact of business initiatives and working capital projections. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums.

The net book value of the Red Barn and Elephant Head Farms reporting units exceeded their current fair values. Accordingly, the second step of the goodwill impairment test (“Step 2”) was performed to determine if an impairment existed and the amount of goodwill impairment to record, if any.

Step 2 compared the net book value of the reporting unit’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting units over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. The result was that the net book value of two reporting units’ goodwill exceeded the implied fair values. Accordingly, an impairment charge of $8,538,414 was recorded (Elephant Head Farm: $4,844,270), (Red Barn: $3,694,144).

As a result of the impairment, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition for Elephant Head Farm. Accordingly, a relatively small decrease in reporting unit fair value can trigger an impairment test which could potentially result in an additional impairment charge.

13. Intangibles

During the year ended December 31, 2019, the Company acquired cannabis licenses in Arizona, Massachusetts, New Mexico, Puerto Rico, and Rhode Island. The fair value allocated to a license is depreciated over its expected useful life, which is estimated between 4-20 years.

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2018	$2,184,565	$-	2,184,565
Acquisition (Note 3)	27,407,337	-	27,407,337
Amortization	(864,229)	-	(864,229)
Impairment	(19,726,436)	-	(19,726,436)
Balance, December 31, 2019	9,001,237	-	9,001,237
Additions (Note 3)	-	68,276	68,276
Dispositions (Note 3)	(45,000)	-	(45,000)
Amortization	(615,094)	-	(615,094)
Balance, December 31, 2020	$8,341,143	$68,276	8,409,419

Amortization expense for intangibles was $615,094 and $864,229 during the years ending December 31, 2020 and 2019, respectively and is recorded in operating expenses on the Consolidated Statements of Net Loss and Comprehensive Loss. During 2019, the Company decided not to pursue cannabis productions in Puerto Rico, Massachusetts, and Rhode Island. As a result, the licenses acquired from XAAS, Mayflower, and High Gardens were impaired by their entire values, totaling $19,726,436.

The Company estimates that amortization expense will be $615,094 per year, for the next five years.

14. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	December 31,
	2020	2019
Accounts payable – trade	$900,929	$1,364,899
Accrued Expenses	5,106,407	1,117,613
Taxes payable	7,227,245	444,311
Contract liability	242,722	210,263
Total accounts payable and accrued liabilities	$13,477,303	$3,137,086

15. Long-Term Debt

During the year ended December 31, 2017, the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. Effective November 13, 2019, the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000 and extend the maturity date to December 31, 2021.

The following table shows a summary of the Company’s long-term debt:

	December 31,
	2020	2019
Beginning of year	$1,110,000	$1,010,000
Proceeds	-	100,000
End of year	1,110,000	1,110,000
Less: Current portion	(1,110,000)	-
Total long-term debt	$-	$1,110,000

16. Derivative Liability

On March 9, 2020, the Company closed the first tranche of a non-brokered private placement and issued 13,651,574 Units at a price of C$ 0.77 per Unit. Each Unit is comprised of one subordinate voting share of the Company and one subordinate voting share purchase warrant.

Because of the Canadian denominated exercise price, these warrants do not qualify to be classified within equity and are therefore classified as derivative liabilities at fair value through profit or loss. On March 9, 2020, the warrants were valued using the Black Scholes option pricing model at $3,555,030 using the following assumptions: Share Price: $0.52; Exercise Price: $0.70; Expected Life: 3 years; Annualized Volatility: 90%; Dividend yield: 0%; Discount Rate: 0.38%; C$ Exchange Rate: 1.37.

On November 16, 2020, the Company announced the forced exercise of the warrants. The warrants were subsequently revalued prior to settlement using the Black Scholes options pricing model at $9,815,510 using the following assumptions: Share Price: $1.04; Exercise Price: $0.72; Expected Life: 2.44 years; Annualized Volatility: 90%; Dividend yield: 0%; Discount Rate: 0.13% - 0.18%; C$ Exchange Rate: 1.29 – 1.31. The resulting loss upon revaluation of $6,260,480 for the year ended December 31, 2020, is reflected in the statement of loss and comprehensive loss.

Upon settlement of the warrants, the Company received $9,857,498 million in cash, and extinguished the derivative liability of $9,815,510. Both the proceeds from the warrants, and the extinguishment of the derivative liability are included in Additional Paid in Capital on the balance sheet.

17. Convertible notes

3% Convertible Note

On January 3, 2019, the Company issued a convertible note with a face value of $700,000 in connection with the High Gardens acquisition (refer to Note 3). The convertible note bears interest at a rate of 3.0% per annum, payable monthly commencing January 3, 2019 and continuing on the first of each month, beginning on February 1, 2019. On June 4, 2019, the Company converted the outstanding principal and accrued interest into 1,665 Multiple Voting Shares pursuant to the original contractual terms.

2.76% Convertible Note

On January 1, 2019, the Company issued a convertible note with a face value of $50,000 in connection with the Midwest Hemp Research, LLC acquisition (refer to Note 3).The convertible notes bear interest at a rate of 2.76% per annum, payable monthly commencing January 1, 2019 and continuing on the first of each month, beginning on July 1, 2019. These notes were cancelled in July of 2020.

5% Convertible Note

On June 17, 2019, the Company issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition (refer to Note 3).

The convertible note bears interest at a rate of 5.0% per annum, payable monthly commencing June 17, 2019 and continuing on the first of each month, beginning on July 1, 2019. Additional interest may accrue on the convertible note in specified circumstances. The convertible note will mature on June 17, 2021, unless earlier repurchased, redeemed or converted. There are no principal payments required over the two year term of the convertible note, except in the case of redemption or events of defaults.

The convertible note is the Company’s general unsecured obligation and ranks senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the note; equal in right of payment with any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of the Company’s current or future subsidiaries.

The note includes customary covenants and sets forth certain events of default after which the convertible note may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company.

To the extent the Company or the Holder so elects, the convertible note will be convertible at the conversion rate equal to the price per share of the Company’s capital stock as valued at in the RTO at $4.25 per share. The initial conversion rate for the convertible note is 235.2944 per one-thousand-dollar principal amount of the note which represents 211,765 shares of common stock, based on the $900,000 aggregate principal amount of convertible notes outstanding as of December 31, 2020.

The following table sets forth the net carrying amount of the convertible notes:

	December 31, 2020	December 31, 2019
5.00% convertible notes	$900,000	$900,000
2.76% convertible notes	-	50,001
3.00% convertible notes costs	-	-
Net carrying amount	$900,000	$950,001

18. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2019. The liquidation and dividend rights are identical among Shares equally in our earnings and losses on an as converted basis.

	Par Value	Authorized	Voting Rights
Subordinate Voting Share (“SVS”)	-	Unlimited	1 vote for each share
Multiple Voting Share (“MVS”)	-	Unlimited	100 votes for each share
Super Voting Share	-	Unlimited	1,000 votes for each share

Subordinate Voting Shares

Holders of Subordinate Voting Shares are entitled to one vote in respect of each Subordinate Voting Share held.

Multiple Voting Shares

Holders of Multiple Voting Shares will be entitled to one hundred votes for each Multiple Voting Share held.

Multiple Voting Shares each have the restricted right to convert to one hundred Subordinate Voting Shares subject to adjustments for certain customary corporate changes.

Super Voting Shares

Holders of Super Voting Shares will be entitled to ten votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted, which for greater certainty, shall initially equal one thousand votes per Super Voting Share. Each Super Voting share shall be convertible into one Multiple Voting Share

On December 30, 2020, employee stock options were redeemed for 75,000 Subordinate Voting Shares. Proceeds from this transaction were $14,250 in cash.

On December 29, 2020, employee stock options were redeemed for 4,200 Multiple Voting Shares. Proceeds from this transaction were $79,800 in cash.

On November 16, 2020, the Company announced the forced exercise of the warrants issued in the March 9, 2020, non-brokered private placement transaction. Proceeds from this transaction were $9,857,498 in cash.

On March 9, 2020, the Company closed the first tranche of a non-brokered private placement and issued 13,651,574 Units at a price of C$ 0.77 per Unit. Each Unit is comprised of one Subordinate Voting Share of the Company and one subordinate voting share purchase warrant. Each warrant entitles the holder to purchase one Subordinate Voting Share for a period of three years from the date of issuance at an exercise price of C$ 0.96 per Subordinate Voting Share. The Company has the right to force the holders of the Warrants to exercise the Warrants into Shares if, prior to the maturity date, the five-trading-day volume weighted-average price of the Shares equals or exceeds C$ 1.44. Proceeds from this transaction were $7,613,490 net of share issuance costs of $104,173. The Company also recognized a derivative liability of $3,555,030 on the transaction which is included in additional paid-in capital (Note 16).

On March 18, 2019, the Company issued 12,090,937 SVS of the Company at $4.25 per share for gross proceeds of $51,386,482. In connection with the financing, the Company paid a cash fee to the agents equal to $2,826,739 and the agents were granted a combined 763,111 in compensation warrants with a value of $1,723,741. The agent’s compensation warrants will be exercisable at a price of $4.25 per share for a period of two years. In addition, the Company paid a financial advisory fee of $415,000 and had costs in the amount of $379,785. Of total costs, $448,840 was incurred during the year ended December 31, 2018.

On March 18, 2019, the Company issued 705,879 SVSs as part of the RTO Transaction (refer to Note 3) in exchange for all outstanding shares of Vireo US at a price of $4.25. In addition, the Company incurred $2,994,606 of transaction related fees, representing the excess fair value of shares issued by Vireo US over the value of the net monetary assets of Vireo Health International. This was recognized as a recapitalization cost within Stockholders’ equity.

On March 22, 2019, the Company issued 16,806 MVS shares at a value of $451.89 per share in connection with the closing of the Arizona Natural Remedies acquisition (refer to Note 3).

On March 26, 2019, the Company issued 6,721 MVS shares at a deemed issuance price of $465.75 per share in connection with the closing of the Silver Fox Management Services, LLC acquisition (refer to Note 3).

On March 29, 2019, the Company issued 30,325 MVS shares at a deemed issuance price of $431.79 per share in connection with the closing of the Mayflowers Botanicals acquisition (refer to Note 3). In addition, the Company issued 6,722 MVS shares at a deemed issuance price of $431.79 per share as a finders fee for the acquisition.

On June 4, 2019, the Company issued 1,665 MVS in connection with the conversion of the 3.0% convertible note.

Throughout the year, the Company converted 26,299 MVS Shares into SVS shares at the conversion ratio of 100 to 1.

Preferred Shares

On January 1, 2018, the Vireo U.S. converted from an LLC to a C Corporation and, as a result, became subject to corporate federal and state income taxes. On conversion to a C corporation, Vireo was authorized to issue 300,048,397 shares, including 225,036,298 common shares, and 75,012,099 preferred stock both of which have a par value of $0.0001 per share.

From Vireo U.S.’s inception to December 31, 2017, the Company was not subject to corporate federal and state income taxes since it was operating as a Limited Liability Company (LLC). On January 1, 2018, Vireo U.S. converted from an LLC to a C Company and, as a result, became subject to corporate federal and state income taxes. Vireo U.S.’s accumulated retained earnings of $4,225,000 was adjusted.

	Par Value	Authorized	Voting Rights
Series A Preferred Stock	$0.001	Unlimited
Series B Preferred Stock	$0.001	Unlimited
Series C Preferred Stock	$0.001	Unlimited
Series D Preferred Stock	$0.001	Unlimited

Prior to the RTO, all the Series A, B, C, D Preferred Stock were converted into common shares. Concurrently, the shareholders of Vireo exchanged their common shares of Vireo, will receive, Super Voting Shares, Subordinate Voting Shares or Multiple Voting Shares of the Corporation, as applicable and received, based on a ratio of 0.300048 Multiple Voting Shares or Super Voting Shares or 30.0048 Subordinate Voting Shares for every common share of Vireo.

19. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units, or other awards. Under the terms of the plan, a total of ten percent of the number of shares outstanding assuming conversion of all super voting and multiple voting shares to subordinate voting shares are permitted to be issued. The exercise price for incentive stock options issued under the plan will be set by the committee but will not be less 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board.

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2020	2019
Risk-Free Interest Rate	0.57	2.56
Expected Life of Options (years)	7.07	8.74
Expected Annualized Volatility	100.00%	100.00%
Expected Forfeiture Rate	-	-
Expected Dividend Yield	-	-

Stock option activity for the Company for the years ended December 31, 2020 and 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Life
Balance, December 31, 2018	22,215,547	$0.29	8.25
Forfeitures	(225,040)	0.33	-
Granted	1,672,093	1.13	-
Balance, December 31, 2019	23,662,600	0.35	7.54
Forfeitures	(2,337,145)	0.65	-
Exercised	(495,067)	0.19	-
Granted	6,094,470	0.99	-
Options Outstanding at December 31, 2020	26,924,858	$0.47	7.00

Options Exercisable at December 31, 2020	18,347,543	0.32	6.10

During the years ended December 31, 2020 and 2019, the Company recognized $1,674,806 and $789,537 in share-based compensation relating to stock options, respectively. As of December 31, 2020, the total unrecognized compensation costs related to unvested stock options awards granted was $5,209,123. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 3.5 years. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2020 was $27,211,816 and $21,276,975, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

During the year ended December 31, 2019, the Company issued 763,111 SVS finders’ warrants with a value of $1,723,741. The Company also issued 15,000,000 SVS compensation warrants with a value of $12,351,687. During the year ended December 31, 2019, the Company issued 13,583 MVS warrants and recorded $1,121,132 in share-based compensation in connection with the MVS warrants.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31,
SVS Warrants	2020	2019
Risk-Free Interest Rate	N/A	1.74% - 2.31%
Expected Life of Options (years)	N/A	2.00 - 5.00
Expected Annualized Volatility	N/A	100%
Expected Forfeiture Rate	N/A	-
Expected Dividend Yield	N/A	-

December 31,
MVS Warrants	2020	2019
Risk-Free Interest Rate	N/A	1.67% - 2.31%
Expected Life of Options (years)	N/A	2.00 - 5.00
Expected Annualized Volatility	N/A	60% - 100%
Expected Forfeiture Rate	N/A	-
Expected Dividend Yield	N/A	-

A summary of the warrants outstanding is as follows:

SVS Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants outstanding at December 31, 2018	867,198	$1.50	2.09
Issued	15,763,111	2.39	-
Warrants outstanding at December 31, 2019	16,630,309	2.34	4.49
Expired	(867,198)	1.50	-
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42

Warrants exercisable at December 31, 2020	15,763,111	$2.39	0.42

MVS Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants outstanding at December 31, 2018	-	$-	-
Issued	13,583	194.66	-
Warrants outstanding at December 31, 2019	13,583	194.66	2.73
Issued	-	-	-
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64

Warrants exercisable at December 31, 2020	13,583	$194.66	1.64

During the year ended December 31, 2020, $10,981,157 (2019 - $1,392,628) in share-based compensation expense was recorded in connection with the SVS compensation warrants and $121,511 (2019 - $1,121,132) in share-based compensation was recorded in connection with the MVS warrants.

20. Commitments and Contingencies

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the financial statements.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through June 2085.

21. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Years Ended December 31,
	2020	2019
Salaries and benefits	$12,657,679	$10,339,741
Professional fees	3,027,168	4,036,348
Insurance expenses	3,772,689	3,036,962
Other expenses	6,907,646	7,632,178
Total	$26,365,182	$25,045,229

22. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2020	2019
United States	$(14,152,194)	$(56,893,312)
Total	$(14,152,194)	$(56,893,312)

The (recoveries) expenses for income taxes consists of:

	Year ended December 31,
	2020	2019
Current:
Federal	$6,307,000	$1,675,000
State	1,120,000	556,000
Total	7,427,000	2,231,000

Deferred:
Federal	1,113,000	(65,000)
State	250,000	(1,580,000)
Total	1,363,000	(1,645,000)
Total	$8,790,000	$586,000

	Year ended December 31,
	2020	2019
Loss before income taxes:	$(14,152,194)	$(56,893,312)
Income tax benefits at statutory rate	(2,996,351)	(11,947,596)
State Taxes	(1,426,834)	(5,689,331)
Non-deductible expenses	13,209,995	17,198,905
Stock based and other compensation	3,190	1,024,022
Income tax expense, net	$8,790,000	$586,000

The following table summarizes the components of deferred tax:

	2020	2019
Deferred assets
Operating loss carryforwards - United States	$1,526,000	$590,000
Allowance for doubtful accounts	37,000	75,000
Accrued loyalty expense	-	65,000
Inventory reserve	175,000	240,000
Financing leases	385,000	220,000
Intangible assets	385,000	950,000
Share based compensation	24,000	150,000
Total Deferred tax assets	2,532,000	2,290,000
Less valuation allowance	(395,000)	-
Net deferred tax assets	2,137,000	2,290,000
Deferred tax liabilities
Property and equipment	-	670,000
Related party management fee receivables	880,000	90,000
Note Receivable	1,100,000	-
Deferred loss sale leaseback	-	10,000
Total deferred tax liabilities	1,980,000	770,000
Net deferred asset/(tax liabilities)	$157,000	$1,520,000

At December 31, 2020, the Company had United States federal net operating loss carryforwards of approximately $1,050,000 that can be carried forward indefinitely, and state net operating loss carryforwards of approximately $11,880,000 that can be carried forward fifteen years and limited in annual use to 100% of the current year taxable income.

The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. As of December 31, 2020 and 2019, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $0 and $0, respectively.

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed. The Company is not currently under examination in any jurisdiction for any period. The Company believes it is no longer subject to income tax examinations for fiscal periods ended prior to 2017.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the provisions of the CARES Act relating to income taxes which will not result in material impact on its financial statements.

23. Supplemental Cash Flow Information(1)

	Year End December 31,
	2020	2019
Cash paid for interest	$5,861,204	$3,934,362
Cash paid for income taxes	370,327	1,404,845
Property and equipment included in accounts payable and accrued liabilities	1,946,722	-
Non-cash financing activities
Conversion of 3% Convertible Note to MVS	-	725,090
Non-cash investing
Acquisition of AZ Entities through issuance of MVS	-	7,594,463
Acquisition of Mayflower through issuance of MVS	-	15,996,524
Acquisition of Silverfox through issuance of MVS	-	3,303,297
Acquisition of Midwest Hemp through issuance of 2.76% Convertible Note	-	50,000
Acquisition of XAAS through issuance of 5.0% Convertible Note	-	900,000

(1)	For supplemental cash flow information related to leases, refer to Note 10.

24. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, and notes receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Arizona, Massachusetts, Maryland, Minnesota, New Mexico, New York, Ohio, Pennsylvania, Puerto Rico and Rhode Island with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has, and intends, to adhere strictly to the state statutes in its operations.

Liquidity risk

The Company's approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2020, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt, and convertible notes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Legal Risk

Vireo U.S. operates in the United States. The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under United States federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. The United States Food and Drug Administration has not approved marijuana as a safe and effective drug for any indication. In the United States marijuana is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal Controlled Substances Act, which makes cannabis use and possession federally illegal.

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign currency rates. The Company is not exposed to currency risk.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently does not carry variable interest-bearing debt. It is management’s opinion that the Company is not exposed to significant interest rate risk.

25. Related Parties Transactions

As of December 31, 2020, and 2019, there were no amounts due from related parties.

During the year ended December 31, 2019 the Company acquired Midwest Hemp Research, LLC which was 50% owned by Kyle Kingsley, the Chief Executive Officer of the Company. As consideration for the acquisition, the Company issued a $25,000 convertible note to the CEO. During the year ended December 31, 2020, the Company completed the divestiture of Midwest Hemp Research, LLC. Refer to Note 3 for more detail.

For the year ending December 31, 2020, and 2019, the Company paid a related party (Salo LLC owned by Amy Langer, a former member of the Board of Directors) for contract staffing expenses in the amount of $126,896 and $295,463.

As of December 31, 2020, certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) own Ohio Medical Solutions, Inc. The Company has executed a management agreement and option to purchase Ohio Medical Solutions, Inc.

26. Subsequent Events

On January 5, 2021, the Company completed the acquisition of MJ Distributing, Inc, which holds licenses to cultivate and distribute, respectively, medical and adult-use cannabis in the state of Nevada. The Company issued 1,050,000 Subordinate Voting Shares to the seller’s designees, and the convertible promissory notes from the original purchase agreement were cancelled.

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”). Net of fees and closing costs, we received $23.5 million of the first tranche on March 25, 2021. Obligations under the Credit Facility are secured by substantially all the assets of the borrowers. The Credit Facility and related documents also provide for the payment of certain fees to the agent, including a closing fee equal to 3% of each loan advanced, and a 3.25% closing fee to the broker. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) 13.625% per annum payable monthly in cash, and (b) 2.75% per annum. The Credit Facility matures on March 31, 2024.

On March 25, 2021, in connection with closing the Credit Facility, Vireo issued (a) five year warrants to the agent to and each lender to purchase an aggregate of 2,803,984 Shares at an exercise price of CDN$3.50 per Share, and (b) a five year warrant to the broker to purchase 233,665 Shares at an exercise price of CDN$3.50 per Share. Each warrant provides customary anti-dilution provisions.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, we issued 7,110,381 subordinate voting shares to our former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares pursuant to an exemption from registration under the Securities Act. We did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares are subject to a holding period expiring on August 1, 2021. He was previously issued 15 million warrants under his employment agreement. As part of the settlement, he surrendered all right, title, and interest in the remaining 5 million for cancellation.

In the first quarter of 2021 employee stock options were exercised for 3,130,343 Subordinate Voting Shares. Proceeds from these transactions were $966,166 in cash.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 31, 2021, we entered into a settlement and release of claims with Bruce Linton, our former Executive Chairman, regarding a dispute over certain post-termination terms under his employment agreement. He was previously issued 15 million warrants under his employment agreement. As part of the settlement, on March 31, 2021, we issued 7,110,381 subordinate voting shares to Mr. Linton upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares pursuant to a private placement exemption. We did not receive any proceeds in connection with the warrant exercise or private placement. The shares issued pursuant to the warrant exercise are free of trading restrictions and the shares issued in the private placement are subject to a holding period expiring on August 1, 2021. As part of the settlement, Mr. Linton surrendered all right, title, and interest in his remaining 5 million warrants for cancellation.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our 2021 Management Information Circular and Proxy Statement with respect to our 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our 2021 Management Information Circular and Proxy Statement with respect to our 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our 2021 Management Information Circular and Proxy Statement with respect to our 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our 2021 Management Information Circular and Proxy Statement with respect to our 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our 2021 Management Information Circular and Proxy Statement with respect to our 2021 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1#	Articles of Vireo Health International, Inc.

4.1#*	Coattail Agreement, dated March 18, 2019, by and among Kyle E. Kingsley, Vireo Health International, Inc. and Odyssey Trust Company

4.2#	Form of Warrant to Purchase Subordinate Voting Shares of Vireo Health International, Inc.

4.3	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934

4.4	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

10.1#	Business Combination Agreement between Darien Business Development Corp., Vireo Health, Inc., Vireo Finco (Canada) Inc., 1197027 B.C. LTD. and Darien Merger Sub, LLC, dated February 13, 2019

10.2†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.3†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.6†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.7†#	Incentive Stock Option Agreement by and between Vireo Health International, Inc. and Kyle Kingsley, as of March 18, 2019

10.8†#	Amended and Restated Executive Employment Agreement between Vireo Health International, Inc. and Bruce Linton, dated March 9, 2020

10.9†#*	Confidential Separation and Transition Services Agreement, Waiver and Release between Vireo Health, Inc. and Aaron Hoffnung, effective March 4, 2020

10.10†#	Employment Agreement between Vireo Health International, Inc. and Shaun Nugent, dated November 12, 2019

10.11#*	Master Purchase Agreement among Vireo Health, Inc., Harwich LLC, Mayflower Botanicals, Inc., the Owners (as defined therein), and Landing Rock LLC dated February 1, 2019

10.12#*	Third Amended and Restated Membership Interest and Stock Purchase Agreement among Vireo Health of Arizona, LLC, Mark Wright, Shane Howell, Gordon Hamilton, and Robert Kivlighn, dated February 26, 2019

10.13#*	Equity Purchase Agreement by and among Vireo Health, Inc., Pennsylvania Medical Solutions, LLC, PASPV Holdings, LLC and Jushi Inc., dated June 21, 2021

10.14#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.15#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.16#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.17#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.18#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.19#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.20#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.21#	Second Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.22#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.23#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.24†#	Employment Agreement between Vireo Health, Inc. and Amber Shimpa, effective as of December 1, 2020

10.25†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

10.26†#	Employment Agreement between Vireo Health, Inc. and Christian Gonzalez-Ocasio, effective as of December 1, 2020

10.27†#	Employment Agreement between Vireo Health, Inc. and John Heller, effective as of December 1, 2020

10.28+	Credit Agreement, dated March 25, 2021 by and among Vireo Health International, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2021)

21.1	List of Subsidiaries of Vireo Health International, Inc.

23.1	Consent of Davidson & Company LLP

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.
#	Previously filed as an exhibit to our registration statement on Form 10 filed on November 5, 2020 (File No. 000-56225) and subsequent amendments to our registration statement on Form 10 filed on December 22, 2020 (File No. 000-56225) and January 20, 2021 (File No. 000-56225).
*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential.
+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	VIREO HEALTH INTERNATIONAL, INC.

By:	/s/ Kyle E. Kingsley
Name: Kyle E. Kingsley
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kyle E. Kingsley, John A. Heller and J. Michael Schroeder, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection with therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kyle E. Kingsley Kyle E. Kingsley	Chief Executive Officer & Director (principal executive officer)	March 31, 2021

/s/ John A. Heller John A. Heller	Chief Financial Officer (principal financial and accounting officer)	March 31, 2021

/s/ Amber H. Shimpa Amber H. Shimpa	Director	March 31, 2021

/s/ Chelsea A. Grayson Chelsea A. Grayson	Director	March 31, 2021

/s/ Ross M. Hussey Ross M. Hussey	Director	March 31, 2021

/s/ Judd T. Nordquist Judd T. Nordquist	Director	March 31, 2021

/s/ Victor Mancebo Victor Mancebo	Director	March 31, 2021