Form 10-Q
period 2021-03-31
Vireo Health International, Inc.
filed 2021-05-14
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-56225

VIREO HEALTH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	82-3835655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 South 9th Street, Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

(612) 999-1606
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

As of May 12, 2021, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 74,780,803; Multiple Voting Shares – 443,338; and Super Voting Shares – 65,411.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO HEALTH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$40,561,051	$25,513,180
Restricted cash	—	1,592,500
Accounts receivable	867,593	696,994
Inventory	14,532,336	12,644,895
Prepayments and other current assets	2,458,295	1,552,278
Notes receivable	198,471	293,700
Deferred acquisition costs	—	28,136
Assets Held for Sale	—	4,596,445
Deferred financing costs	—	120,266
Total current assets	58,617,746	47,038,394
Property and equipment, net	35,923,904	30,566,259
Operating lease, right-of-use asset	8,833,728	8,163,844
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	11,388,112	8,409,419
Goodwill	3,132,491	3,132,491
Deposits	1,413,719	1,412,124
Deferred tax assets	392,000	157,000
Total assets	$123,451,700	$102,629,531
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	15,675,443	13,477,303
Right of use liability	1,197,597	857,294
Convertible notes, net of issuance costs	900,000	900,000
Long-Term debt, current portion	1,110,000	1,110,000
Liabilities held for sale	—	3,595,301
Warrant Liability	5,237,230	—
Total current liabilities	24,120,270	19,939,898
Right-of-use liability	21,479,700	20,343,063
Long-Term debt	17,646,501	—
Total liabilities	$63,246,471	$40,282,961

Commitments and contingencies (refer to Note 20)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 72,660,602 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 459,950 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	168,924,845	164,079,614
Accumulated deficit	(108,719,616)	(101,733,044)
Total stockholders' equity	$60,205,229	$62,346,570
Total liabilities and stockholders' equity	$123,451,700	$102,629,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$13,189,889	$12,118,567
Cost of sales
Product costs	7,506,048	8,701,653
Inventory valuation adjustments	68,000	139,008
Gross profit	5,615,841	3,277,906
Operating expenses:
Selling, general and administrative	8,035,991	6,877,125
Stock-based compensation expenses	2,314,575	2,735,938
Depreciation	171,562	2,966
Amortization	206,443	154,190
Total operating expenses	10,728,571	9,770,219

Loss from operations	(5,112,730)	(6,492,313)

Other income (expense):
Gain on disposal of assets held for sale	437,107	—
Derivative gain	158,529	1,325,928
Interest expenses, net	(1,026,146)	(1,450,264)
Other income (expenses)	56,668	(469,272)
Other expenses, net	(373,842)	(593,608)

Loss before income taxes	(5,486,572)	(7,085,921)

Current income tax expenses	(1,735,000)	(505,100)
Deferred income tax recoveries	235,000	78,000
Net loss and comprehensive loss	(6,986,572)	(7,513,021)
Net loss per share - basic and diluted	$(0.06)	$(0.08)
Weighted average shares used in computation of net loss per share - basic and diluted	116,103,635	88,519,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2020	23,684,411	$—	549,928	$—	65,411	—	$127,476,624	$(78,790,850)	$48,685,774
Shares issued in private placement	13,651,574	—	—	—	—	—	4,058,460	—	4,058,460
Stock-based compensation	—	—	—	—	—	—	2,735,938	—	2,735,938
Net loss	—	—	—	—	—	—	—	(7,513,021)	(7,513,021)
Balance at March 31, 2020	37,335,985	$—	549,928	$—	65,411	$—	$134,271,022	$(86,303,871)	$47,967,151

Balance, January 1, 2021	51,062,559	—	554,128	—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	9,417,700	—	(94,178)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,564,500	—	1,564,500
Shares issued in legal settlement	889,519	—	—	—	—	—	1,627,820	—	1,627,820
Options exercised	3,130,343	—	—	—	—	—	966,156	—	966,156
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	686,755	—	686,755
Net Loss	—	—	—	—	—	—	—	(6,986,572)	(6,986,572)
Balance at March 31, 2021	72,660,602	—	459,950	—	65,411	—	168,924,845	(108,719,616)	60,205,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,986,572)	$(7,513,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	68,000	139,009
Depreciation	171,562	2,966
Depreciation capitalized into inventory	508,358	474,903
Non-cash operating lease expense	286,296	297,406
Amortization of intangible assets	206,443	154,190
Share-based payments	2,314,575	2,735,938
Deferred income tax	(235,000)	(78,000)
Deferred Gain/Loss Sale Leaseback	—	30,481
Accretion	91,507	149,309
Loss on Sale of Property and Equipment	—	13,800
Derivative Loss	(158,529)	(1,325,928)
Gain on disposal of OMS	(437,107)	—
Change in operating assets and liabilities:
Accounts Receivable	(52,521)	166,751
Prepaid expenses	(886,714)	1,133,567
Inventory	(1,875,784)	(385,647)
Accounts payable and accrued liabilities	1,885,815	1,270,264
Change in assets and liabilities held for sale	124,843	—
Net cash used in operating activities	$(4,974,828)	$(2,734,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(4,922,251)	$(506,336)
Proceeds from sale of OMS net of cash	1,150,000	—
Deposits	(1,595)	25,000
Net cash provided by (used in) investing activities	$(3,773,846)	$(481,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	$—	$7,613,490
Deferred financing costs	(865,769)	—
Proceeds from long-term debt	24,028,295	—
Proceeds from option exercises	966,156	—
Lease payments	(332,137)	(309,949)
Net cash provided by financing activities	$23,796,545	$7,303,541

Net change in cash and restricted cash	$15,047,871	$4,088,193

Cash and restricted cash, beginning of period	$25,513,180	$7,641,673

Cash and restricted cash, end of period	$40,561,051	$11,729,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO HEALTH INTERNATIONAL, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Vireo is a physician-led, science-focused organization that cultivates and manufactures pharmaceutical-grade cannabis and cannabis extracts. Vireo operates cannabis cultivation, production, and dispensary facilities in Arizona, Maryland, Minnesota, New Mexico, and New York through its subsidiaries.

While marijuana and CBD-infused products are legal under the laws of several U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. Recently some federal officials have attempted to distinguish between medical cannabis use as necessary, but recreational use is “still a violation of federal law.” At the present time, the distinction between “medical marijuana” and “recreational marijuana” does not exist under U.S. federal law.

Since being declared a global pandemic in March 2020, the spread of COVID-19 has severely impacted virtually all areas of the globe. In many countries, including the United States, businesses were forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced great volatility. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions.

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time notwithstanding the loosening or elimination of restrictions in some areas. It is not possible to reliably estimate the duration and severity of these consequences, as well as their impact on the financial position and results of the Company for future periods.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company. The information included in these statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 (the “Annual Financial Statements”). The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

These financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

For the three months ended March 31, 2021, the Company reported a unaudited condensed consolidated net loss of $6,986,572 and a net loss of $7,513,021 for the three months ended March 31, 2020.

For the three months ended March 31, 2021, the Company had cash flows used in operating activities of $4,974,828. The Company had net cash outflows for the three months ended March 31, 2020 of $2,734,012.

The Company had working capital of $34,497,476 and $27,098,496 as of March 31, 2021, and December 31, 2020, respectively, reflecting an increase in cash of $15,047,871 for the three months ended March 31, 2021.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business.

These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations.

Basis of consolidation

These financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended March 31, 2021:

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

The entities listed above are wholly owned or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company, and all intercompany transactions and balances have been eliminated in the Company's financial statements.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which is intended to simply the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. Updates are related to intra-period tax allocation, deferred tax liabilities for equity method investments interim period tax calculations, tax laws or rate changes in interim periods, and income taxes related to employee stock ownership plans. The guidance for ASU No. 2019-12 becomes effective on January 2021. The adoption of the standard did not have a material impact on the Company's results of operations or cash flows.

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

Use of estimates and significant judgments

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue, expenses, assets, liabilities, accompanying disclosures and the disclosure of contingent liabilities. These estimates and judgments are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Estimates and judgments are assessed on an ongoing basis. Revisions to estimates are recognized prospectively.

Examples of key estimates in these unaudited condensed consolidated financial statements include cash flows and discount rates used in accounting for business combinations including contingent consideration, asset impairment including estimated future cash flows and fair values, the allowance for doubtful accounts receivable and trade receivables, inventory valuation adjustments that contemplate the market value of, and demand for inventory, estimated useful lives of property and equipment and intangible assets, valuation allowance on deferred income tax assets, determining the fair value of financial instruments, fair value of stock-based compensation, estimated variable consideration on contracts with customers, sales return estimates, the fair value of the convertible notes and equity component and the classification, incremental borrowing rates and lease terms applicable to lease contracts.

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

The anti-dilutive shares outstanding for three month periods ending March 31, 2021 and 2020 were as follows:

	Period ended March 31,
	2021	2020
Stock options	23,772,642	22,728,577
Warrants	4,395,949	31,640,183
Convertible notes	211,765	223,529
Total	28,380,356	54,592,289

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

Capitalization of interest

Interest incurred relating to the construction or expansion of facilities is capitalized to the construction in progress. The Company ceases the capitalization of interest when construction activities are substantially complete and the facility is available for commercial use.

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

New accounting pronouncements not yet adopted

The Company has not adopted any new or amended standards during the period ended March 31, 2021.

3. Business Combinations and Dispositions

Dispositions

On October 1, 2020, the Company caused three of its executives to enter into a definitive agreement with a third party to sell all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, LLC (“OMS”), which was owned by such executives, for $1,150,000 in cash. On March 31, 2021, the sale of OMS was completed.  As part of this transaction, the Company transferred assets and liabilities with a net book value of $712,893.  Consideration received exceeded OMS’s net assets at the time of sale, resulting in a gain of $437,107 which was recorded in the statement of loss and comprehensive loss for the three months ended March 31, 2021.

Asset Acquisitions

Acquisition of MJ Distributing C201, LLC and MJ Distributing P132, LLC

On April 10, 2019, the Company entered into a definitive agreement to acquire 100% of the membership interests in MJ Distributing C201, LLC and MJ Distributing P132, LLC (“MJ Distributing”) which hold provisional licenses to cultivate and distribute, respectively, medical cannabis in the state of Nevada. The purpose of this acquisition was to acquire a medical marijuana license in the state of Nevada. The acquisition was financed with cash on hand and stock.

The acquisition of MJ Distributing was completed on January 5, 2021. As part of the closing of the acquisition the restricted cash of 1,592,500 was transferred to the sellers, the convertible notes in escrow were cancelled, and the Company issued

1,050,000 subordinate voting shares to the sellers. Management determined the total consideration paid of $1,592,500 in restricted cash, $1,564,500 associated with the fair value of the subordinate voting shares issued, and $28,136 of incurred acquisition costs, was equal to the fair value of the intangible asset acquired, or $3,185,136. The related operating results are included in the accompanying unaudited condensed consolidated statements of operations, changes in shareholders’ equity, and statement of cash flows commencing from the date of acquisition.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2021
Cash	$40,561,051	$—	$—	$40,561,051
Restricted cash	—	—	—	—
Total assets	$40,561,051	$—	$—	$40,561,051

Warrant liability	—	—	5,237,230	5,237,230
Total liabilities	$—	$—	$5,237,230	$5,237,230
December 31, 2020
Cash	25,513,180	—	—	25,513,180
Restricted cash	1,592,500	—	—	1,592,500
Total assets	$27,105,680	$—	$—	$27,105,680

The following table reflects the activity for the Company’s warrant derivative liability for the private placement measured at fair value using Level 3 inputs:

Warrant Liability
Balance as of December 31, 2020	$—
Issuance	5,395,759
Adjustments to estimated fair value	(158,529)
Balance as of March 31, 2021	$5,237,230

The resulting gain upon revaluation of $158,529 for the three month period ended March 31, 2021, is reflected in the statement of net loss and comprehensive loss.

Items measured at fair value on a non-recurring basis

The Company's non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2019, the carrying values of intangible assets and goodwill were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs (refer to Notes 12 & 13). No additional impairment was determined necessary as of March 31, 2021.

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities at March 31, 2021 and December 31, 2020 approximate their carrying amount due to short term nature of these instruments.

5. Trade Receivables

Trade receivables are comprised of the following items:

	March 31,	December 31,
	2021	2020
Trade receivable	$728,405	$486,807
Tenant improvements receivable	—	127,160
Other	139,188	83,027
Total	$867,593	$696,994

Included in the trade receivables, net balance at March 31, 2021 is an allowance for doubtful accounts of $116,202 and $132,490 at December 31, 2020.

6. Notes Receivable

As of March 31, 2021, the Company had a total of $3,948,471 in notes receivable and $4,043,700 at December 31, 2020. The March 31, 2021 balance is comprised primarily of the $3,750,000 four-year note with an 8 percent coupon rate payable quarterly obtained as part of the disposition of Pennsylvania Medical Solutions in August of 2020.

7. Inventory

Inventory is comprised of the following items net of inventory reserves of $86,000 and $290,000 as of March 31, 2021, and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
Work-in-progress	$9,867,420	$8,317,502
Finished goods	3,854,261	3,980,900
Non-cannabis inventory	810,655	346,493
Total	$14,532,336	$12,644,895

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	March 31,	March 31,
	2021	2020
Work-in-progress	$—	$—
Finished goods	68,000	139,008
Non-cannabis inventory	—	—
Total	$68,000	$139,008

During the three months ended March 31, 2021 and 2020, the Company recorded write downs to net realizable value and adjustments to the inventory reserve. Based on the market sales prices relative to the cost to produce certain inventories net realizable value was less than the carrying value of inventory. Additionally, the inventory reserve associated with excess inventory on hand changed.  Inventory write downs were $152,000 and $76,137, respectively, for the three months ended March 31, 2021 and 2020.  The change in the inventory reserve was ($84,000) and $62,871, respectively, for the three months ended March 31, 2021 and 2020.

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	March 31,	December 31,
	2021	2020
Prepaid Insurance	$1,629,533	$921,600
Other Prepaid Expenses	828,762	630,678
Total	$2,458,295	$1,552,278

9. Deferred Acquisition Costs

As of March 31, 2021, the Company had a total of $0 in deferred acquisition costs. The December 31, 2020 balance of $28,136 relating to the acquisition of MJ Distributing was released upon the closing of the acquisition on January 5, 2021 (Note 3).

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020
Land	$1,366,650	$1,309,949
Buildings and leasehold improvements	12,601,124	7,280,665
Furniture and equipment	6,458,760	4,635,602
Software	221,540	221,540
Vehicles	403,738	379,852
Construction-in-progress	7,264,461	9,276,852
Right of use asset under finance lease	13,099,382	12,351,838
	41,415,655	35,456,298
Less: accumulated depreciation	(5,491,751)	(4,890,039)
Total	$35,923,904	$30,566,259

For the three months ended March 31, 2021 and 2020, total depreciation on property and equipment was $679,920 and $477,869, respectively. For the three months ended March 31, 2021 and 2020, accumulated amortization of the right of use asset under finance lease amounted to $1,802,458 and $2,386,275, respectively. The right of use asset under finance lease of $13,099,382 consists of leased processing and cultivation premises. The Company capitalized into inventory $508,359 and $474,903 relating to depreciation associated with manufacturing equipment and production facilities as of March 31, 2021 and 2020, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

11. Leases

Components of lease expenses are listed below:

March 31,
2021
Finance lease cost
Amortization of ROU assets	$236,412
Interest on lease liabilities	937,122
Operating lease expense	681,673
Total lease expenses	$1,855,207

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2021	March 31, 2021	Total
2021	$2,353,764	$3,172,531	$5,526,295
2022	2,378,261	3,272,908	5,651,169
2023	2,229,235	3,308,949	5,538,184
2024	1,977,786	3,162,084	5,139,870
2025	1,686,894	3,271,854	4,958,748
Thereafter	3,729,838	61,246,713	64,976,551
Total minimum lease payments	$14,355,778	$77,435,039	$91,790,817
Less discount to net present value			(69,113,520)
Present value of lease liability			$22,677,297

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

Supplemental cash flow information related to leases:

March 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$332,137
Non-cash additions to ROU assets	1,758,281
Amortization of operating leases	340,853

Other information about lease amounts recognized in the financial statements:

March 31,
2021
Weighted-average remaining lease term (years) – operating leases	6.31
Weighted-average remaining lease term (years) – finance leases	18.70
Weighted-average discount rate – operating leases	15.00%
Weighted-average discount rate – finance leases	23.13%

12. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2020	$3,132,491
Impairment	—
Goodwill - December 31, 2020 and March 31, 2021	$3,132,491

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. On this date the Company performed a Step 1 goodwill impairment analysis.

13. Intangibles

During the three months ended March 31, 2021, the Company acquired cannabis licenses in Nevada.  The fair value allocated to a license is depreciated over its expected useful life, which is estimated to be 15 years.

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance, December 31, 2019	$9,001,237	—	$9,001,237
Additions (Note 3)	—	68,276	68,276
Dispostions	(45,000)	—	(45,000)
Amortization	(615,094)	—	(615,094)
Balance, December 31, 2020	$8,341,143	$68,276	$8,409,419
Additions (Note 3)	3,185,136	—	3,185,136
Amortization	(206,443)	—	(206,443)
Balance, March 31, 2021	$11,319,836	$68,276	$11,388,112

Amortization expense for intangibles was $206,443 and $154,190 during the three months ending March 31, 2021 and 2020, respectively, and is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $825,772 per year for the next five fiscal years.

14. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	March 31,	December 31,
	2021	2020
Accounts payable – trade	$1,394,782	$900,929
Accrued Expenses	5,003,465	5,106,407
Taxes payable	8,993,108	7,227,245
Contract liability	284,088	242,722
Total accounts payable and accrued liabilities	$15,675,443	$13,477,303

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”). Net of fees and closing costs of $1,971,705, the Company received $24,028,295 of the first tranche on March 25, 2021. Additionally, the Company incurred fees and closing costs of $986,035 which were paid in cash. Obligations under the Credit Facility are secured by substantially all the assets of the borrowers. The Credit Facility and related documents also provide for the payment of certain fees to the agent, including a closing fee equal to 3% of each loan advanced, and a 3.25% closing fee to the broker. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) 13.625% per annum payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. The Credit Facility matures on March 31, 2024.

On March 25, 2021, in connection with closing the Credit Facility, Vireo issued (a) five year warrants to the agent to and each lender to purchase an aggregate of 2,803,984 subordinate voting shares at an exercise price of C$3.50 per share, and (b) a five year warrant to the broker to purchase 233,665 subordinate voting shares at an exercise price of C$3.50 per share. Each warrant provides customary anti-dilution provisions. The fair value of these warrants at the time of issuance was $5,395,759 (Note 16) which is treated as a deferred financing cost.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance of $26,000,000 and amortized over the remaining life of the loan.

The following table shows a summary of the Company’s long-term debt:

	March 31,	December 31,
	2021	2020
Beginning of year	$1,110,000	$1,110,000
Proceeds	26,000,000	—
Deferred financing costs	(8,353,499)	—
End of period	18,756,501	1,110,000
Less: Current portion	(1,110,000)	(1,110,000)
Total long-term debt	$17,646,501	$—

16. Derivative Liability

On March 25, 2021, in connection with closing the Credit Facility (Note 15), Vireo issued (a) five year warrants to the agent to and each lender to purchase an aggregate of 2,803,984 subordinate voting shares at an exercise price of C$3.50 per share, and (b) a five year warrant to the broker to purchase 233,665 subordinate voting shares at an exercise price of C$3.50 per share.

Because of the Canadian denominated exercise price, these warrants do not qualify to be classified within equity and are therefore classified as derivative liabilities at fair value through profit or loss. On March 25, 2021, the warrants were valued using the Black Scholes option pricing model at $5,395,759 using the following assumptions: Share Price: $2.45; Exercise Price: $2.78; Expected Life: 5 years; Annualized Volatility: 100%; Dividend yield: 0%; Discount Rate: 0.83%; C$ Exchange Rate: 1.258.

On March 31, 2021, the warrants were subsequently revalued using the Black Scholes option pricing model at $5,237,230 using the following assumptions: Share Price: $2.39; Exercise Price: $2.79; Expected Life: 4.99 years; Annualized Volatility: 100%; Dividend yield: 0%; Discount Rate: 0.92%; C$ Exchange Rate: 1.256. The resulting gain upon revaluation of $158,529 is reflected in the unaudited condensed consolidated statements of net loss and comprehensive loss.

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

On March 31, 2021, the warrants were subsequently revalued using the Black Scholes option pricing model at $2,229,101 using the following assumptions: Share Price: $0.38; Exercise Price: $0.68; Expected Life: 2.94 years; Annualized Volatility: 90%; Dividend yield: 0%; Discount Rate: 0.23%; C$ Exchange Rate: 1.41. The resulting gain upon revaluation of $1,325,928 is reflected in the unaudited condensed consolidated statements of net loss and comprehensive loss.

17. Convertible Notes

On June 17, 2019, the Company issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition.

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

To the extent the Company or the holder so elects, the convertible note will be convertible at the conversion rate equal to the price per share of the Company’s capital stock as valued at in the RTO at $4.25 per share. The initial conversion rate for the convertible note is 235.2944 per one-thousand-dollar principal amount of the note which represents 211,765 subordinate voting shares, based on the $900,000 aggregate principal amount of convertible notes outstanding as of March 31, 2021.

The following table sets forth the net carrying amount of the convertible notes:

	March 31, 2021	December 31, 2020
5.00% convertible notes	$900,000	$900,000
Net carrying amount	$900,000	$900,000

18. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2019. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

	Par Value	Authorized	Voting Rights
Subordinate Voting Share (“SVS”)	—	Unlimited	1 vote for each share
Multiple Voting Share (“MVS”)	—	Unlimited	100 votes for each share
Super Voting Share	—	Unlimited	1,000 votes for each share

Subordinate Voting Shares

Holders of Subordinate Voting Shares are entitled to one vote in respect of each Subordinate Voting Share held.

Multiple Voting Shares

Holders of Multiple Voting Shares are entitled to one hundred votes for each Multiple Voting Share held.

Multiple Voting Shares each have the restricted right to convert to one hundred Subordinate Voting Shares subject to adjustments for certain customary corporate changes.

Super Voting Shares

Holders of Super Voting Shares are entitled to one thousand votes per Super Voting Share. Each Super Voting share is convertible into one Multiple Voting Share.

Shares Issued

During the three months ended March 31, 2021, employee stock options were redeemed for 3,130,343 Subordinate Voting Shares. Proceeds from these transactions were $966,156.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, the Company issued 7,110,481 subordinate voting shares to its former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares with a fair value of $1,627,820 pursuant to an exemption from registration under the Securities Act. The fair value of the 889,519 subordinate voting shares issued of $1,627,820 was recorded as stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the three months ended March 31, 2021.  The Company did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares are subject to a holding period expiring on August 1, 2021. He was previously issued 15,000,000 warrants under his employment agreement and as part of the settlement, he surrendered all right, title, and interest in the remaining 5,000,000 warrants for cancellation.

On March 9, 2020, the Company closed the first tranche of a non-brokered private placement and issued 13,651,574 units at a price of C$ 0.77 per unit. Each unit is comprised of one Subordinate Voting Share and one subordinate voting share purchase warrant. Each warrant entitles the holder to purchase one Subordinate Voting Share for a period of three years from the date of issuance at an exercise price of C$ 0.96 per share. The Company has the right to force the holders of the warrants to exercise the warrants into subordinate voting shares if, prior to the maturity date, the five-trading-day volume weighted-average price of the subordinate voting shares equals or exceeds C$ 1.44. Proceeds from this transaction were $7,613,490 net of share issuance costs of $104,173. The Company also recognized a derivative liability of $3,555,030 on the transaction which is included in additional paid-in capital (Note 16).

19. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units, or other awards. Under the terms of the plan, a total of ten percent of the number of shares outstanding assuming conversion of all super voting shares and multiple voting shares to subordinate voting shares are permitted to be issued. The exercise price for incentive stock options issued under the plan will be set by the committee but will not be less 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board.

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,	March 31,
	2021	2020
Risk-Free Interest Rate	N/A	1.41
Expected Life of Options (years)	N/A	9.31
Expected Annualized Volatility	N/A	100.00%
Expected Forfeiture Rate	N/A	—
Expected Dividend Yield	N/A	—

Stock option activity for the three months ended March 31, 2021 and for the years ended December 31, 2020 and 2019, are presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2019	23,662,600	$0.35	7.54
Forfeitures	(2,337,145)	0.65	—
Exercised	(495,067)	0.19	—
Granted	6,094,470	0.99	—
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(21,873)	1.13	—
Exercised	(3,130,343)	0.31	—
Options Outstanding at March 31, 2021	23,772,642	$0.49	6.69

Options Exercisable at March 31, 2021	15,950,559	$0.33	5.68

During the three months ended March 31, 2021 and 2020, the Company recognized $686,755 and $372,125 in stock-based compensation relating to stock options, respectively. As of March 31, 2021, the total unrecognized compensation costs related to unvested stock options awards granted was $4,937,067. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.7 years. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2021, was $45,145,652 and $32,812,131, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
SVS Warrants	2021	2020
Risk-Free Interest Rate	N/A	N/A
Expected Life of Options (years)	N/A	N/A
Expected Annualized Volatility	N/A	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

SVS Warrants Denominated in C$	March 31, 2021	March 31, 2020
Risk-Free Interest Rate	0.92%	0.23%
Expected Life of Options (years)	4.99	2.94
Expected Annualized Volatility	100%	90%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

	March 31,	March 31,
MVS Warrants	2021	2020
Risk-Free Interest Rate	N/A	N/A
Expected Life of Options (years)	N/A	N/A
Expected Annualized Volatility	N/A	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	16,630,309	$2.34	4.49
Expired	(867,198)	1.50	—
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,381)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,619)	3.44	0.19
Warrants outstanding at March 31, 2021	—	$—	—

Warrants exercisable at March 31, 2021	—	$—	—

	Number of	Weighted Average	Weighted Average
SVS Warrants denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	4.99
Warrants outstanding at March 31, 2021	3,037,649	$3.50	4.99

Warrants exercisable at March 31, 2021	3,037,649	$3.50	4.99

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	13,583	$194.66	2.73
Issued	—	—	—
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at March 31, 2021	13,583	$194.66	1.39

Warrants exercisable at March 31, 2021	13,583	$194.66	1.39

During the three months ended March 31, 2021, $0 (2020 - $2,309,596) in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 (2020 - $54,217) in stock-based compensation was recorded in connection with the MVS warrants.

20. Commitments and Contingencies

Legal proceedings

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District, on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo U.S., Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. Dorchester Management is an affiliated entity to Vireo Health, Inc. (“Vireo U.S.”) and was previously used as a management company over Capital. It no longer has active operations following Vireo U.S.’s acquisition of MaryMed, LLC (“MaryMed”) in 2017. It is owned and controlled by Kyle Kingsley and Amber Shimpa, executive officers and directors of the Company. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief.

Simultaneously with the complaint, Schneyer filed a motion seeking a temporary restraining order (“TRO”) to prevent the “further transfer” of MaryMed which would, Schneyer claimed, occur if Vireo U.S.’s RTO transactions were allowed to occur. The court held a hearing on the motion for TRO on March 5, 2019 and denied the motion on the same day.

Weeks prior to commencement of the litigation, Dorchester Management had appointed a special litigation committee (“SLC”) on behalf of Capital to investigate the consideration provided by Vireo U.S. for the purchase of MaryMed and assess any potential claims Capital may have as a result of the transaction. The SLC, a retired judge who engaged another retired judge as legal counsel to the SLC, was appointed in accordance with Minnesota law issued a report in May, 2021, recommending that certain claims not be permitted to proceed by the court. As of May 6, 2021, the court has not yet issued a determination regarding any of the matters contained in the SLC’s report.

We have filed motions to dismiss the complaint and to stay the proceedings. The motion to dismiss has not yet been decided and the motion to stay was granted on November 23, 2019, pending the outcome of the SLC process. We believe that Schneyer’s claims lack merit and expect to prevail in the litigation, if and when it proceeds. However, should we not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

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

21. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three Months Ended
	March 31,
	2021	2020
Salaries and benefits	$3,536,774	$3,564,715
Professional fees	1,115,691	729,121
Insurance expenses	598,164	685,799
Other expenses	2,785,362	1,897,490
Total	$8,035,991	$6,877,125

22. Supplemental Cash Flow Information(1)

	March 31,	March 31,
	2021	2020
Cash paid for interest	$1,350,659	$1,534,026
Cash paid for income taxes	—	—
Non-cash change in construction accrued expenses	290,054	1,946,722
Non-cash investing
Acquisition of Nevada through issuance of SVS	1,564,500	—
Acquisition of Nevada through restricted cash and deferred acquisition costs	1,620,636	—
(1)	For supplemental cash flow information related to leases, refer to Note 11.

23. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, and notes receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Arizona, Maryland, Massachusetts, Minnesota, Nevada, New Mexico, New York, and Puerto Rico with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has adhered, and intends to continue to adhere, strictly to the applicable state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt, and convertible notes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Legal Risk

Vireo operates in the United States. The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the U.S., and a lack of accepted safety for the use of the drug under medical supervision. The U.S. Food and Drug

Administration has not approved marijuana as a safe and effective drug for any indication. In the U.S. marijuana is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal Controlled Substances Act, which makes cannabis use and possession federally illegal.

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign currency rates.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently does not carry variable interest-bearing debt. Management believes that the Company is not exposed to significant interest rate risk.

24. Related Party Transactions

As of March 31, 2021, and December 31, 2020, there were no amounts due from related parties.

For the three months ended March 31, 2021, and 2020, the Company paid a related party (Salo LLC, owned by a former member of the Board of Directors) for contract staffing expenses in the amount of $0 and $79,356, respectively.

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS, which was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company.

25. Subsequent Events

Subsequent to March 31, 2021, employee stock options were exercised for 459,001 Subordinate Voting Shares.  Proceeds from these transactions were $87,210 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Amounts are presented in United States dollars, except as otherwise indicated.

Overview of the Company

Vireo is a physician-led, science-focused cannabis company focused on building long-term, sustainable value by bringing the best of medicine, science, and engineering to the cannabis industry. With our core operations strategically located in five limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods™ and other Vireo branded retail dispensaries as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

In addition to developing and maintaining cannabis businesses in our core limited-license jurisdictions, our team of scientists, engineers and attorneys also are focused on driving innovation and securing meaningful and protectable intellectual property. We believe this dual-path approach to long-term value creation enhances the potential for shareholder returns.

Our wholly-owned subsidiary Resurgent Biosciences, Inc. is a non-plant-touching entity that was formed with the intent of commercializing our intellectual property portfolio. This portfolio includes two patents for harm reduction in tobacco products as well as many other patent-pending opportunities that we believe could have potential to create additional value for shareholders through partnerships or other strategic alternatives.

While we are not currently focused on substantial capital investment or expansion outside of our core markets, we do own or effectively control additional non-core medical cannabis licenses or operations that may present opportunities in the future. We are currently actively seeking opportunities in Massachusetts, Nevada, and Puerto Rico.

Revenue Streams

We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients and adult-use customers in our retail stores.

During the quarter ended March 31, 2021, we had operating revenue in six states: Arizona, Maryland, Minnesota, New Mexico, New York, and Ohio. Retail revenues were derived from sales in sixteen dispensaries throughout five states. We had one operational dispensary in Arizona, one in Maryland, eight in Minnesota, two in New Mexico, and four in New York. Wholesale revenues were derived from sales of products to third parties in the states of Arizona, Maryland, New York, and Ohio.

Our core markets in Arizona, New Mexico, and New York recently approved adult-use cannabis legalization. In Arizona, the ballot initiative to legalize adult-use sales was approved by Arizona voters in November 2020 and adult-use sales commenced in the first quarter of 2021.  In March and April 2021, New York and New Mexico passed legislation approving adult-use cannabis, subject to the applicable regulatory organization approving program guidelines. Our remaining two core markets, Minnesota and Maryland, each has the potential to enact adult-use legalization in the next 24 months. In previous instances of  adult-use legalization in several other state markets, licensed operators have realized substantial improvements in revenue growth rates, which gives us confidence that we will be able to drive financial performance improvements in the future if such events occur in one or both of our remaining core markets.

In addition to our core markets, during first quarter of 2021, we incurred start-up expenses related to pre-revenue operations in non-core markets, including Massachusetts, Nevada, and Puerto Rico. While these markets may offer future revenue opportunities, our recent decision to focus efforts and capital on our core markets resulted in changes to future expectations regarding the overall revenue and profitability of our consolidated operations.  We may consider operationalization of these licenses in the future and are actively seeking opportunities in Massachusetts and Nevada.

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

Three-months ended March 31, 2021 Compared to Three-months ended March 31, 2020

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our seventeen dispensaries in five states and our wholesale sales to third parties in five states. For the three months ended March 31, 2021, 79% of the revenue was generated from retail dispensaries and 21% from wholesale business.  For the three months ended March 31, 2020, 68% of the revenue was generated from retail business and 32% from wholesale business.

For the three months ended March 31, 2021, Minnesota retail operations contributed approximately 40% of revenues, New York contributed 24%, Arizona contributed 26%, New Mexico contributed 5%, and Maryland contributed 5%. For the three months ended March 31, 2020, Minnesota retail operations contributed approximately 31% of revenues, New York contributed 22%, Arizona contributed 21%, New Mexico contributed 4%, Maryland contributed 6%, and Pennsylvania contributed 16%.

Revenue for the three-months ended March 31, 2021 was $13,189,889, an increase of $1,071,322 or 9% compared to revenue of $12,118,567 for the three-months ended March 31, 2020. The increase is primarily attributable to increased revenue contributions from the retail businesses in Minnesota and New York of $1.5 million and $0.5 million respectively, and the wholesale business in Arizona of $0.6 million, partially offset by the lack of first quarter 2021 revenues in the Pennsylvania retail and wholesale businesses, which were divested in 2020. Key revenue drivers are increased market penetration of Vireo branded products in the Arizona wholesale market and increased patient demand in Minnesota, which is partially the result of four new dispensary openings which occurred after March 31, 2020.

Retail revenue for the three months ended March 31, 2021 was $10,373,630, an increase of $2,190,739 or 27% compared to retail revenue of $8,182,891 for the three months ended March 31, 2020 primarily due to revenue contributions from Minnesota and New York.

Wholesale revenue for the three months ended March 31, 2021 was $2,816,259, a decrease of $1,119,417 compared to wholesale revenue of $3,935,676 for the three months ended March 31, 2020. The decrease in revenue contributions was primarily due to the disposition of our Pennsylvania retail and wholesale operations, which were divested in December and August of 2020, respectively.

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Retail:
MN	$5,226,090	$3,703,362	$1,522,728	41%
NY	2,917,864	2,438,538	479,326	20%
AZ	1,525,863	1,185,880	339,983	29%
NM	646,297	432,435	213,862	49%
MD	57,516	—	57,516	N.M.
PA	—	422,676	(422,676)	(100)%
Total Retail	$10,373,630	$8,182,891	$2,190,739	27%

Wholesale:
AZ	$1,965,934	$1,337,055	$628,879	47%
MD	592,096	672,238	(80,142)	(12)%
NY	191,546	210,971	(19,425)	(9)%
OH	66,683	178,928	(112,245)	(63)%
PA	—	1,536,484	(1,536,484)	(100)%
Total Wholesale	$2,816,259	$3,935,676	$(1,119,417)	(28)%

Total Revenue	$13,189,889	$12,118,567	$1,071,322	9%
PA Revenue	$—	$(1,959,160)	$1,959,160	(100)%
Total Revenue excluding PA	$13,189,889	$10,159,407	$3,030,482	30%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

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

Cost of goods sold for the three months ended March 31, 2021 was $7,574,048, a decrease of $1,266,613 compared to the three months ended March 31, 2020 of $8,840,661, driven by higher throughput across all markets decreasing fixed cost per unit.

Gross profit for the three months ended March 31, 2021 was $5,615,841, representing a gross margin of 43%. This is compared to gross profit for the three months ended March 31, 2020 of $3,277,906 or a 27% gross margin. The increase in margin was driven by higher throughput across all markets decreasing fixed cost per unit. Maryland and Arizona wholesale gross profit for the three months ended March 31, 2021, increased $0.5 million and $0.8 million, respectively, relative to the three months ended March 31, 2020.  Additionally, the Minnesota retail market saw gross profit expansion of approximately $1.3 million due to increased sales driven by the addition of four new dispensaries relative to March 31, 2020.

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

Selling costs generally correlate to revenue. As a percentage of sales, we expect selling costs to remain relatively flat in its more established operational markets (Minnesota and New York) and decrease in developing markets as business continues to grow (Arizona, New Mexico, and Maryland). The increase is expected to be driven primarily by the growth of retail and wholesale channels to sustainable market share.

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

Total expenses for the three months ended March 31, 2021 were $10,728,571, an increase of $958,352 compared to total expenses of $9,770,219 for the three months ended March 31, 2020. The increase in total expenses was attributable to an increase general and administrative expenses of $1.2 million which was driven by significant operational buildouts in existing markets, specifically Arizona and Maryland, where we are in the process of large cultivation and manufacturing expansion projects.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the three months ended March 31, 2021 was $(5,486,572), a decrease of $1,599,349 compared to $(7,085,921) for the three months ended March 31, 2020.

Total Other Expense

Total other expenses for the three months ended March 31, 2021 were $373,842, a decrease of $219,766 compared to $593,608 for the three months ended March 31, 2020. This decrease is primarily attributable to the gain on the divestiture of Ohio Medical Solutions, Inc. of $437,107.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2021, tax expense totaled $1,500,000 compared to a tax expense of $427,100 for the three months ended March 31, 2020.

NON-GAAP MEASURES

EBITDA and Adjusted EBITDA are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$(6,986,572)	$(7,513,021)
Interest expense, net	1,026,146	1,450,264
Income taxes	1,500,000	427,100
Depreciation & Amortization	378,005	157,156
Depreciation included in cost of goods sold	508,359	474,903
EBITDA (non-GAAP)	$(3,574,062)	$(5,003,598)
Derivative Gain	(158,529)	(1,325,928)
Inventory adjustment	68,000	139,008
Share-based compensation	2,314,575	2,735,938
Severance Expense	—	339,997
Gain on sale of discontinued operations	(437,107)	—
Adjusted EBITDA (non-GAAP)	$(1,787,123)	$(3,114,583)

Liquidity, Financing Activities During the Period, and Capital Resources

We are an early-stage growth company. We are generating cash from sales and deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are being utilized for acquisitions in the medical and adult-use cannabis markets, for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier, investor, and industry relations.

Current management forecasts and related assumptions support the view that we can adequately manage the operational needs of the business.

Credit Facility

On March 25, 2021, we entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”). Net of fees and closing costs of $1,971,705, we received $24,028,295 of the first tranche on March 25, 2021. Additionally, we incurred fees and closing costs of $986,035 which were paid in cash. Obligations under the Credit Facility are secured by substantially all the assets of the borrowers. The Credit Facility and related documents also provide for the payment of certain fees to the agent, including a closing fee equal to 3% of each loan advanced, and a 3.25% closing fee to the broker. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) 13.625% per annum payable monthly in cash, and (b) 2.75% per annum of paid in kind interest payable monthly. The Credit Facility matures on March 31, 2024.

On March 25, 2021, in connection with closing the Credit Facility, we issued (a) five-year warrants to the agent to and each lender to purchase an aggregate of 2,803,984 Subordinate Voting Shares at an exercise price of CDN$3.50 per share, and (b) a five year warrant to the broker to purchase 233,665 Subordinate Voting Shares at an exercise price of CDN$3.50 per share. Each warrant provides customary anti-dilution provisions.

5% Convertible Note

On June 17, 2019, we issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition.

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

The convertible note  is a general unsecured obligation and ranks senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of our current or future subsidiaries.

The note includes customary covenants and sets forth certain events of default after which the convertible notes may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company.

To the extent the Company or the holder so elects, the convertible note will be convertible at a conversion rate equal to the price per share that our capital stock is valued at in the reverse merger of $4.25 per Subordinate Voting Share. The initial conversion rate for the convertible note is 211.7547 per one-thousand-dollar principal amount of the note which represents 211,765 common shares, based on the $900,000 aggregate principal amount of convertible notes outstanding as of March 31, 2021.

As of March 31, 2021, we were in compliance with all the covenants set forth under the 5% convertible note.

Cash Used in Operating Activities

Net cash used in operating activities was $5.0 million for the three months ended March 31, 2021, an increase of $2.3 million as compared to the three months ended March 31, 2020. The increase is primarily attributed to an increase in inventory in the first quarter of 2021.

Cash Used in Investing Activities

Net cash used in investing activities was $3.8 million for the three months ended March 31, 2021, compared to net cash used of $0.5 million for the three months ended March 31, 2020. The decrease in cash flow is primarily attributable to an increase property, plant, and equipment additions driven by operational expansion in Maryland and Arizona.

Cash Provided by Financing Activities

Net cash provided by financing activities was $23.8 million for the three months ended March 31, 2021, an increase of $16.5 million as compared to the three months ended March 31, 2020. The increase was principally due to the receipt of approximately $23 million in net proceeds from the Credit Facility.

Lease Transactions

As of March 31, 2021, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Arizona, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of March 31, 2021, we had 16 retail locations secured under these agreements.

We have also entered into sale and leaseback arrangements for our cultivation and processing facilities in Minnesota and New York with a special-purpose real estate investment trust. These leases are long-term agreements that provide, among other things, funds to make certain improvements to the property that will significantly enhance production capacity and operational efficiency of the facility.

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2021	March 31, 2021	Total
2021	$2,353,764	$3,172,531	$5,526,295
2022	2,378,261	3,272,908	5,651,169
2023	2,229,235	3,308,949	5,538,184
2024	1,977,786	3,162,084	5,139,870
2025	1,686,894	3,271,854	4,958,748
Thereafter	3,729,838	61,246,713	64,976,551
Total minimum lease payments	$14,355,778	$77,435,039	$91,790,817
Less discount to net present value			(69,113,520)
Present value of lease liability			$22,677,297

ADDITIONAL INFORMATION

Outstanding Share Data

As of May 12, 2021, Vireo had 75,289,552 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

74,780,803 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

443,338 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

65,411 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of March 31, 2021, we have 23,772,642 employee stock options outstanding, as well as 3,037,649 SVS warrants denominated in C$ and 13,583 MVS warrants related to financing activities, and $900,000 outstanding in convertible promissory notes related to an acquisition.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Outlook

We anticipate growth investments made in 2020, along with the successful execution of our core market strategy, will yield organic revenue growth for the foreseeable future. Stronger revenue growth, coupled with expectations for reduced selling, general, and administrative expenses as a percentage of revenue, should substantially reduce the operating outflow of cash from existing operations throughout 2021. Furthermore, recent efforts to scale production and expand our retail footprint could lead to a substantial improvement in financial performance through 2022, especially given the potential for positive regulatory developments within our state-based markets as well as at the federal level.

We remain focused on the prudent deployment of capital into what we believe are the high yield opportunities and achieving free cash flow from operations. We also are focused on driving margin expansion through operating efficiencies and greater economies of scale, with the intention of becoming one of the lowest-cost producers in each of our operational markets. We have taken a strategic approach to facility site selection and generally pursue non-land-locked opportunities that allow for significant future expansion. Our recently completed nine-acre shade house in Arizona, 110,000 square foot expansion of our cultivation facility in Maryland, and recently acquired option to purchase an additional 96 acres in New York demonstrate our large-scale approach to production.

Consistent with a focus on driving profitable growth across our various markets, we anticipate making further investments in capital expenditures to improve scale with additional facility build outs as our markets continue expanding. Specifically, we began expansion projects of our cultivation facilities in Arizona and Maryland during the second quarter of fiscal year 2021. In Arizona, we expect to invest approximately $3.0 million for the development of a 30,000 square foot processing facility and a second nine-acre shade house adjacent to our existing operations, bringing our total cultivation capacity in the state to approximately 18 acres. In Maryland, we expect to invest approximately $5.0 million for the development of an additional 75,000 sq. ft. of cultivation capacity at our existing 110,000 sq. ft. facility in the town of Massey. We expect both cultivation facility expansions to be completed by the end of the third quarter of 2021 and the processing facility expansion to be completed by the end of 2021.

Our retail strategy is focused on the growth of our retail footprint and ongoing efforts to rebrand all our stores to our Green Goods™ retail concept. We opened four new stores in Minnesota in 2020, one new store in Maryland in March of 2021, and expect to open two additional stores in New Mexico during the second quarter of 2021.  The rebranding of our retail stores in New York to Green Goods™, including our cannabis superstore in Queens, will continue throughout 2021, prior to the commencement of adult use sales in the state of New York.

In addition to the recent legislation legalizing adult-use cannabis in Arizona, New Mexico, and New York,  Maryland could also potentially pass adult-use legislation this year, and there is potential for the addition of raw flower to the medical program in the state of Minnesota. Each of these potential outcomes would serve as significant revenue growth catalyst for our business, and with large-scale production across our markets there are clear opportunities to protect and expand margins over time.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition.

Schneyer Litigation

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District, on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo U.S., Dorchester Management, LLC

(“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. Dorchester Management is an affiliated entity to Vireo Health, Inc. (“Vireo U.S.”) and was previously used as a management company over Capital. It no longer has active operations following Vireo U.S.’s acquisition of MaryMed, LLC (“MaryMed”) in 2017. It is owned and controlled by Kyle Kingsley and Amber Shimpa, executive officers and directors of the Company. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief.

Simultaneously with the complaint, Schneyer filed a motion seeking a temporary restraining order (“TRO”) to prevent the “further transfer” of MaryMed which would, Schneyer claimed, occur if Vireo U.S.’s RTO transactions were allowed to occur. The court held a hearing on the motion for TRO on March 5, 2019 and denied the motion on the same day.

Weeks prior to commencement of the litigation, Dorchester Management had appointed a special litigation committee (“SLC”) on behalf of Capital to investigate the consideration provided by Vireo U.S. for the purchase of MaryMed and assess any potential claims Capital may have as a result of the transaction. The SLC, a retired judge who engaged another retired judge as legal counsel to the SLC, was appointed in accordance with Minnesota law issued a report in May, 2021, recommending that certain claims not be permitted to proceed by the court. As of May 6, 2021, the court has not yet issued a determination regarding any of the matters contained in the SLC’s report.

We have filed motions to dismiss the complaint and to stay the proceedings. The motion to dismiss has not yet been decided and the motion to stay was granted on November 23, 2019, pending the outcome of the SLC process. We believe that Schneyer’s claims lack merit and expect to prevail in the litigation, if and when it proceeds. However, should we not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, we issued 7,110,381 Subordinated Voting Shares to our former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 Subordinated Voting Shares in reliance on Regulation S. We did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 Subordinated Voting Shares are subject to a holding period expiring on August 1, 2021. As part of the settlement, he surrendered for cancellation all right, title, and interest in the remaining 5 million warrants he held.

On March 25, 2021, in connection with closing the Credit Facility, we issued five-year warrants to the agent, each participating lender, and the broker to purchase an aggregate of 3,037,649 Subordinated Voting Shares at an exercise price of C$3.50 per share. These warrants have not been registered under the Securities Act and were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act.

Between January 4 and February 3, 2021, we issued 1,420,084 subordinate voting shares upon the exercise of stock options issued to employees for proceeds of $450,703.

Item 5. Other Information

Certain of our employees in Minnesota are represented by a local office of the United Food and Commercial Workers International Union (“UFCW”). The collective bargaining agreement covering these employees expired on May 1, 2021 and we are in the process of negotiating a new agreement. Our objective in every negotiation is to find a fair and reasonable balance on compensation packages that provide solid wages as well as good quality, affordable health care while also keeping our Company competitive in the market. Work stoppages by the affected workers could occur if we are unable to negotiate a new agreement.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1#	Articles of Vireo Health International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Health’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

#

Previously filed as an exhibit to our registration statement on Form 10 filed on November 5, 2020 (File No. 000-56225) and subsequent amendments to our registration statement on Form 10 filed on December 22, 2020 (File No. 000-56225) and January 20, 2021 (File No. 000-56225).

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIREO HEALTH INTERNATIONAL, INC.

Date: May 14, 2021	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer

Date: May 14, 2021	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer