Form 10-Q
period 2021-06-30
Goodness Growth Holdings, Inc.
filed 2021-08-13
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-56225

GOODNESS GROWTH HOLDINGS, INC.

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

As of August 11, 2021, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 78,315,477; Multiple Voting Shares – 414,949; and Super Voting Shares – 65,411.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$20,826,356	$25,513,180
Restricted cash	—	1,592,500
Accounts receivable, net of allowance for doubtful accounts of $257,729 and $132,490, respectively	2,444,967	696,994
Inventory	16,727,640	12,644,895
Prepayments and other current assets	1,863,841	1,552,278
Notes receivable	100,561	293,700
Deferred acquisition costs	—	28,136
Assets Held for Sale	—	4,596,445
Deferred financing costs	—	120,266
Total current assets	41,963,365	47,038,394
Property and equipment, net	42,104,121	30,566,259
Operating lease, right-of-use asset	8,762,777	8,163,844
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	11,181,670	8,409,419
Goodwill	3,132,491	3,132,491
Deposits	1,413,719	1,412,124
Deferred tax assets	367,000	157,000
Total assets	$112,675,143	$102,629,531
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	10,012,597	13,477,303
Right of use liability	1,284,248	857,294
Convertible notes, net of issuance costs	—	900,000
Long-Term debt, current portion	1,110,000	1,110,000
Liabilities held for sale	—	3,595,301
Warrant Liability	3,705,859	—
Total current liabilities	16,112,704	19,939,898
Right-of-use liability	21,787,039	20,343,063
Long-Term debt	18,533,128	—
Total liabilities	$56,432,871	$40,282,961

Commitments and contingencies (refer to Note 20)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 72,660,602 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 459,950 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	170,442,492	164,079,614
Accumulated deficit	(114,200,220)	(101,733,044)
Total stockholders' equity	$56,242,272	$62,346,570
Total liabilities and stockholders' equity	$112,675,143	$102,629,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$14,230,900	$12,215,365	$27,420,789	$24,333,932
Cost of sales
Product costs	7,273,011	8,430,507	14,779,059	17,132,160
Inventory valuation adjustments	45,000	194,234	113,000	333,242
Gross profit	6,912,889	3,590,624	12,528,730	6,868,530
Operating expenses:
Selling, general and administrative	8,299,682	6,283,343	16,335,673	13,160,468
Stock-based compensation expenses	1,408,080	8,985,422	3,722,655	11,721,360
Depreciation	246,247	219,662	417,809	222,628
Amortization	206,442	154,191	412,885	308,381
Total operating expenses	10,160,451	15,642,618	20,889,022	25,412,837

Loss from operations	(3,247,562)	(12,051,994)	(8,360,292)	(18,544,307)

Other income (expense):
Gain on disposal of assets held for sale	—	—	437,107	—
Derivative gain (loss)	1,531,371	(2,292,130)	1,689,900	(966,202)
Interest expenses, net	(2,756,358)	(1,543,169)	(3,782,504)	(2,993,433)
Other income (expenses)	(98,055)	141,859	(41,387)	(327,413)
Other expenses, net	(1,323,042)	(3,693,440)	(1,696,884)	(4,287,048)

Loss before income taxes	(4,570,604)	(15,745,434)	(10,057,176)	(22,831,355)

Current income tax expenses	(885,000)	(346,900)	(2,620,000)	(852,000)
Deferred income tax recoveries	(25,000)	(23,000)	210,000	55,000
Net loss and comprehensive loss	(5,480,604)	(16,115,334)	(12,467,176)	(23,628,355)
Net loss per share - basic and diluted	$(0.04)	$(0.16)	$(0.10)	$(0.25)
Weighted average shares used in computation of net loss per share - basic and diluted	125,557,734	98,871,038	120,856,801	93,695,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2020	23,684,411	$—	549,928	$—	65,411	—	$127,476,624	$(78,790,850)	$48,685,774
Shares issued in private placement	13,651,574	—	—	—	—	—	4,058,460	—	4,058,460
Stock-based compensation	—	—	—	—	—	—	11,721,360	—	11,721,360
Net loss	—	—	—	—	—	—	—	(23,628,355)	(23,628,355)
Balance at June 30, 2020	37,335,985	$—	549,928	$—	65,411	$—	$143,256,444	$(102,419,205)	$40,837,239

Balance, January 1, 2021	51,062,559	—	554,128	—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	13,197,700	—	(131,978)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,564,500	—	1,564,500
Shares issued	1,185,293	—	—	—	—	—	2,314,016	—	2,314,016
Options exercised	3,659,668	—	—	—	—	—	1,075,723	—	1,075,723
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,408,639	—	1,408,639
Net Loss	—	—	—	—	—	—	—	(12,467,176)	(12,467,176)
Balance at June 30, 2021	77,265,701	$—	422,150	$—	65,411	$—	$170,442,492	$(114,200,220)	$56,242,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,467,176)	$(23,628,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	113,000	333,242
Depreciation	417,809	222,628
Depreciation capitalized into inventory	986,896	1,057,849
Non-cash operating lease expense	519,176	624,625
Amortization of intangible assets	412,885	308,381
Stock-based payments	3,722,655	11,721,360
Interest Expense	886,628	—
Gain/loss	-	53,077
Deferred income tax	(210,000)	(1,103,100)
Accretion	195,197	348,382
Derivative (Gain) Loss	(1,689,900)	966,202
Gain on disposal of OMS	(437,107)	—
Change in operating assets and liabilities:
Accounts Receivable	(1,531,985)	128,106
Prepaid expenses	(292,260)	525,028
Inventory	(4,059,044)	(516,787)
Accounts payable and accrued liabilities	(4,182,954)	1,838,680
Change in assets and liabilities held for sale	124,843	(369,485)
Net cash used in operating activities	$(17,491,337)	$(7,490,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(11,028,976)	$(1,402,085)
Proceeds from sale of OMS net of cash	1,150,000	—
Deposits	(1,595)	16,265
Net cash provided by (used in) investing activities	$(9,880,571)	$(1,385,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	$-	$7,613,490
Deferred financing costs	(865,769)	—
Proceeds from long-term debt	24,028,295	—
Convertible debt payment	(900,000)	—
Proceeds from option exercises	1,075,723	—
Lease payments	(653,165)	(652,477)
Net cash provided by financing activities	$22,685,084	$6,961,013

Net change in cash and restricted cash	$(4,686,824)	$(1,914,974)

Cash and restricted cash, beginning of period	$25,513,180	$9,234,173

Cash and restricted cash, end of period	$20,826,356	$7,319,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Goodness Growth Holdings, Inc. (“Goodness Growth” or the “Company”) (formerly, Darien Business Development Corp.) was incorporated under the Alberta Business Corporations Act on November 23, 2004. On March 18, 2019, the Company completed a Reverse Takeover Transaction (“RTO”) with Vireo Health Inc. (“Vireo U.S.”), whereby the Company acquired Vireo U.S., the shareholders of Vireo U.S. became the controlling shareholders of the Company, and the Company changed its name to Vireo Health International, Inc. Following the RTO, the Company was listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VREO”. On June 9, 2021, the Company changed its name to Goodness Growth Holdings, Inc. and its ticker symbol on the CSE to “GDNS.”

Goodness Growth is a physician-led, science-focused organization that cultivates and manufactures pharmaceutical-grade cannabis and cannabis extracts. Goodness Growth operates cannabis cultivation, production, and dispensary facilities in Arizona, Maryland, Minnesota, New Mexico, and New York through its subsidiaries.

While marijuana and CBD-infused products are legal under the laws of a large number of U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. Recently some federal officials have attempted to distinguish between medical cannabis use as necessary, but recreational use is “still a violation of federal law.” At the present time, the distinction between “medical marijuana” and “recreational marijuana” does not exist under U.S. federal law.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

For the three and six months ended June 30, 2021, the Company reported a net loss of $5,480,604 and $12,467,176, respectively.  For the three and six months ended June 30, 2020, the Company reported a net loss of $16,115,334 and $23,628,355, respectively.

For the six months ended June 30, 2021, the Company had cash flows used in operating activities of $17,491,337. The Company had net cash outflows for the six months ended June 30, 2021 of $4,686,824.

The Company had working capital of $25,850,661 and $27,098,496 as of June 30, 2021, and December 31, 2020, respectively, reflecting a decrease in cash of $4,686,824 for the six months ended June 30, 2021.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business.

These unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations.

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended June 30, 2021:

Name of entity	Place of incorporation
Goodness Growth Holdings, Inc.	British Columbia, CAN
Vireo Health, Inc.	Delaware, USA
Vireo Health of New York, LLC	New York, USA
Minnesota Medical Solutions, LLC	Minnesota, USA
Ohio Medical Solutions, Inc.	Delaware, USA
MaryMed, LLC	Maryland, USA
Vireo of Charm City, LLC	Maryland, USA
1776 Hemp, LLC	Delaware, USA
Vireo Health of Massachusetts, LLC	Delaware, USA
Mayflower Botanicals, Inc.	Massachusetts, USA
Elephant Head Farm, LLC	Arizona, USA
Retail Management Associates, LLC	Arizona, USA
Arizona Natural Remedies, Inc.	Arizona, USA
Vireo Health of New Mexico, LLC	Delaware, USA
Red Barn Growers, Inc.	New Mexico, USA
Resurgent Biosciences, Inc.	Delaware, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
XAAS Agro, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Verdant Grove, Inc.	Massachusetts, USA

The entities listed above are wholly owned or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company, and all intercompany transactions and balances have been eliminated in the Company's unaudted condensed consolidated financial statements.

Recently adopted accounting pronouncements

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

The anti-dilutive shares outstanding for three month periods ending June 30, 2021 and 2020 were as follows:

	June 30,
	2021	2020
Stock options	23,928,810	22,728,577
Warrants	4,395,949	31,640,183
Convertible notes	—	223,529
Total	28,324,759	54,592,289

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

The Company has not adopted any new or amended standards during the period ended June 30, 2021.

3. Business Combinations and Dispositions

Dispositions

On October 1, 2020, the Company caused three of its executives to enter into a definitive agreement with a third party to sell all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, LLC (“OMS”), which was owned by such executives, for $1,150,000 in cash. On March 31, 2021, the sale of OMS was completed.  As part of this transaction, the Company transferred assets and liabilities with a net book value of $712,893.  Consideration received exceeded OMS’s net assets at the time of sale, resulting in a gain of $437,107 which was recorded in the unaudted condensed consolidated statement of loss and comprehensive loss for the six months ended June 30, 2021.

Asset Acquisitions

Acquisition of MJ Distributing C201, LLC and MJ Distributing P132, LLC

On April 10, 2019, the Company entered into a definitive agreement to acquire 100% of the membership interests in MJ Distributing C201, LLC and MJ Distributing P132, LLC (“MJ Distributing”) which currently hold licenses to cultivate and distribute, respectively, medical and adult-use cannabis in the state of Nevada. The purpose of this acquisition was to acquire a medical marijuana license in the state of Nevada. The acquisition was financed with cash on hand and stock.

The acquisition of MJ Distributing was completed on January 5, 2021. As part of the closing of the acquisition the restricted cash of $1,592,500 was transferred to the sellers, the convertible notes in escrow were cancelled, and the Company issued

1,050,000 subordinate voting shares to the sellers. Management determined the total consideration paid of $1,592,500 in restricted cash, $1,564,500 associated with the fair value of the subordinate voting shares issued, and $28,136 of incurred acquisition costs, was equal to the fair value of the intangible asset acquired, or $3,185,136. The related operating results are included in the accompanying unaudited condensed consolidated statements of operations, changes in shareholders’ equity, and statement of cash flows commencing from the date of acquisition.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2021
Cash	$20,826,356	$—	$—	$20,826,356
Restricted cash	—	—	—	—
Total assets	$20,826,356	$—	$—	$20,826,356

Warrant liability	—	—	3,705,859	3,705,859
Total liabilities	$—	$—	$3,705,859	$3,705,859
December 31, 2020
Cash	25,513,180	—	—	25,513,180
Restricted cash	1,592,500	—	—	1,592,500
Total assets	$27,105,680	$—	$—	$27,105,680

The following table reflects the activity for the Company’s warrant derivative liability for the private placement measured at fair value using Level 3 inputs:

Warrant Liability
Balance as of December 31, 2020	—
Issuance	$5,395,759
Adjustments to estimated fair value	(1,689,900)
Balance as of June 30, 2021	$3,705,859

The resulting gain upon revaluation of $1,689,900 for the six month period ended June 30, 2021, is reflected in the unaudited condensed consolidated statement of net loss and comprehensive loss.

Items measured at fair value on a non-recurring basis

The Company's non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2020, the fair values of intangible assets and goodwill were concluded to exceed their carrying values. As a result, the Company did not record impairment charges during the year ended December 31, 2020. No additional impairment was determined necessary as of June 30, 2021.

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities at June 30, 2021 and December 31, 2020 approximate their carrying amount due to short term nature of these instruments.

5. Trade Receivables

Trade receivables are comprised of the following items:

	June 30,	December 31,
	2021	2020
Trade receivable	$2,312,266	$486,807
Tenant improvements receivable	—	127,160
Other	132,701	83,027
Total	$2,444,967	$696,994

Included in the trade receivables, net balance at June 30, 2021 is an allowance for doubtful accounts of $257,729 and $132,490 at December 31, 2020.

6. Notes Receivable

As of June 30, 2021, the Company had a total of $3,850,561 in notes receivable and $4,043,700 at December 31, 2020. The June 30, 2021 balance is comprised primarily of the $3,750,000 four-year note with an 8 percent coupon rate payable quarterly obtained as part of the disposition of Pennsylvania Medical Solutions in August of 2020.

7. Inventory

Inventory is comprised of the following items net of inventory reserves of $161,000 and $290,000 as of June 30, 2021, and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Work-in-progress	$11,410,299	$8,317,502
Finished goods	4,531,979	3,980,900
Non-cannabis inventory	785,362	346,493
Total	$16,727,640	$12,644,895

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Work-in-progress	$—	$—	$—	$—
Finished goods	45,000	194,234	113,000	333,242
Non-cannabis inventory	—	—	—	—
Total	$45,000	$194,234	$113,000	$333,242

During the three and six months ended June 30, 2021 and 2020, the Company recorded write downs to net realizable value and adjustments to the inventory reserve. Based on the market sales prices relative to the cost to produce certain inventories net realizable value was less than the carrying value of inventory.

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	June 30,	December 31,
	2021	2020
Prepaid Insurance	$1,149,310	$921,600
Other Prepaid Expenses	714,531	630,678
Total	$1,863,841	$1,552,278

9. Deferred Acquisition Costs

As of June 30, 2021, the Company had a total of $0 in deferred acquisition costs. The December 31, 2020 balance of $28,136 relating to the acquisition of MJ Distributing was released upon the closing of the acquisition on January 5, 2021 (Note 3).

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Land	$1,366,650	$1,309,949
Buildings and leasehold improvements	14,543,367	7,280,665
Furniture and equipment	6,695,681	4,635,602
Software	221,540	221,540
Vehicles	513,135	379,852
Construction-in-progress	11,488,545	9,276,852
Right of use asset under finance lease	13,491,738	12,351,838
	48,320,656	35,456,298
Less: accumulated depreciation	(6,216,535)	(4,890,039)
Total	$42,104,121	$30,566,259

For the six months ended June 30, 2021 and 2020, total depreciation on property and equipment was $1,404,705 and $1,280,477, respectively. For the six months ended June 30, 2021 and 2020, accumulated amortization of the right of use asset under finance lease amounted to $2,024,551 and $2,786,418, respectively. The right of use asset under finance lease of $13,491,738 consists of leased processing and cultivation premises. The Company capitalized into inventory $986,896 and $1,057,849 relating to depreciation associated with manufacturing equipment and production facilities as of June 30, 2021 and 2020, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

11. Leases

Components of lease expenses are listed below:

June 30,
2021
Finance lease cost
Amortization of ROU assets	$458,505
Interest on lease liabilities	1,774,316
Operating lease expense	1,308,916
Total lease expenses	$3,541,737

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2021	June 30, 2021	Total
2021	$2,426,535	$3,207,756	$5,634,291
2022	2,446,918	3,355,409	5,802,327
2023	2,180,276	3,313,906	5,494,182
2024	2,020,405	3,249,275	5,269,680
2025	1,619,600	3,361,488	4,981,088
Thereafter	3,369,175	68,733,017	72,102,192
Total minimum lease payments	$14,062,909	$85,220,851	$99,283,760
Less discount to net present value			(76,212,473)
Present value of lease liability			$23,071,287

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

Supplemental cash flow information related to leases:

June 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$653,165
Non-cash additions to ROU assets	2,369,610
Amortization of operating leases	630,776

Other information about lease amounts recognized in the financial statements:

June 30,
2021
Weighted-average remaining lease term (years) – operating leases	6.07
Weighted-average remaining lease term (years) – finance leases	19.79
Weighted-average discount rate – operating leases	0.15%
Weighted-average discount rate – finance leases	22.31%

12. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2020	$3,132,491
Impairment	—
Goodwill - December 31, 2020 and June 30, 2021	$3,132,491

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. On this date the Company performed a Step 1 goodwill impairment analysis. No indicators of impairment exist as of June 30, 2021.

13. Intangibles

During the six months ended June 30, 2021, the Company acquired cannabis licenses in Nevada.  The fair value allocated to a license is depreciated over its expected useful life, which is estimated to be 15 years.

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance, December 31, 2019	$9,001,237	$—	$9,001,237
Additions (Note 3)	—	68,276	68,276
Dispostions	(45,000)	—	(45,000)
Amortization	(615,094)	—	(615,094)
Balance, December 31, 2020	$8,341,143	$68,276	$8,409,419
Additions (Note 3)	3,185,136	—	3,185,136
Amortization	(412,885)	—	(412,885)
Balance, June 30, 2021	$11,113,394	$68,276	$11,181,670

Amortization expense for intangibles was $206,442 and $412,885 during the three and  six months ended June 30, 2021, respectively, and $154,191 and $308,381 during the three and six months ending June 30, 2020, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $825,772 per year for the next five fiscal years.

14. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	June 30,	December 31,
	2021	2020
Accounts payable – trade	$1,295,036	$900,929
Accrued Expenses	5,608,793	5,106,407
Taxes payable	2,734,270	7,227,245
Contract liability	374,498	242,722
Total accounts payable and accrued liabilities	$10,012,597	$13,477,303

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

On March 25, 2021, in connection with closing the Credit Facility, Goodness Growth issued (a) five year warrants to the agent to and each lender to purchase an aggregate of 2,803,984 subordinate voting shares at an exercise price of C$3.50 per share, and (b) a five year warrant to the broker to purchase 233,665 subordinate voting shares at an exercise price of C$3.50 per share. Each warrant provides customary anti-dilution provisions. The fair value of these warrants at the time of issuance was $5,395,759 (Note 16) which is treated as a deferred financing cost.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance of $26,000,000 and amortized over the remaining life of the loan.

The following table shows a summary of the Company’s long-term debt:

	June 30,	December 31,
	2021	2020
Beginning of year	$1,110,000	$1,110,000
Proceeds	26,000,000	—
Deferred financing costs	(8,353,499)	—
PIK interest	190,502	—
Amortization of deferred financing costs	696,125	—
End of period	19,643,128	1,110,000
Less: Current portion	(1,110,000)	(1,110,000)
Total long-term debt	$18,533,128	$—

16. Derivative Liability

On March 25, 2021, in connection with closing the Credit Facility (Note 15), Goodness Growth issued (a) five year warrants to the agent to and each lender to purchase an aggregate of 2,803,984 subordinate voting shares at an exercise price of C$3.50 per share, and (b) a five year warrant to the broker to purchase 233,665 subordinate voting shares at an exercise price of C$3.50 per share.

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

On June 30, 2021, the warrants were subsequently revalued using the Black Scholes option pricing model at $3,705,859 using the following assumptions: Share Price: $1.83; Exercise Price: $2.82; Expected Life: 4.74 years; Annualized Volatility: 100%; Dividend yield: 0%; Discount Rate: 0.89%; C$ Exchange Rate: 1.239. The resulting gain upon revaluation of $1,689,900 is reflected in the unaudited condensed consolidated statements of net loss and comprehensive loss.

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

On June 30, 2021, the warrants were subsequently revalued using the Black Scholes option pricing model at $4,521,230 using the following assumptions: Share Price: $0.64; Exercise Price: $0.71; Expected Life: 2.69 years; Annualized Volatility: 90%; Dividend yield: 0%; Discount Rate: 0.16%; C$ Exchange Rate: 1.36. The resulting loss upon revaluation of $2,292,130 is reflected in the unaudited condensed consolidated statements of net loss and comprehensive loss.

17. Convertible Notes

On June 17, 2019, the Company issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition.  This note was repaid in full during the six month period ended June 30, 2021.

The following table sets forth the net carrying amount of the convertible notes:

	June 30, 2021	December 31, 2020
5.00% convertible notes	$—	$900,000
Net carrying amount	$—	$900,000

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

Shares Issued

During the six months ended June 30, 2021, employee stock options were redeemed for 3,659,668 Subordinate Voting Shares. Proceeds from these transactions were $1,075,723.

On June 4, 2021, the Company issued 295,774 shares with a fair value of $686,196 to a third party for ongoing corporate advisory services. The fair value of the issued shares was recorded to stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the three and six month periods ended June 30, 2021.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, the Company issued 7,110,481 subordinate voting shares to its former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares with a fair value of $1,627,820 pursuant to an exemption from registration under the Securities Act. The fair value of the 889,519 subordinate voting shares issued of $1,627,820 was recorded as stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the three and six months ended June 30, 2021.  The Company did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares are subject to a holding period expiring on August 1, 2021. He was previously issued

15,000,000 warrants under his employment agreement and as part of the settlement, he surrendered all right, title, and interest in the remaining 5,000,000 warrants for cancellation.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,	June 30,
	2021	2020
Risk-Free Interest Rate	1.25%	1.37 - 1.48%
Expected Life of Options (years)	7.00	8.01 - 10.00
Expected Annualized Volatility	100.00%	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the three months ended June 30, 2021 and for the years ended December 31, 2020 and 2019, are presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2019	23,662,600	$0.35	7.54
Forfeitures	(2,337,145)	0.65	—
Exercised	(495,067)	0.19	—
Granted	6,094,470	0.99	—
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(34,186)	1.13	—
Exercised	(3,659,668)	0.31	—
Granted	697,806	2.32	—
Options Outstanding at June 30, 2021	23,928,810	$0.55	6.54

Options Exercisable at June 30, 2021	15,950,559	$0.34	5.44

During the six months ended June 30, 2021 and 2020, the Company recognized $1,408,639 and $649,785 in stock-based compensation relating to stock options, respectively. During the three months ended June 30, 2021 and 2020, the Company recognized $721,884 and $277,660 in stock-based compensation relating to stock options, respectively. As of June 30, 2021, the total unrecognized compensation costs related to unvested stock options awards granted was $4,111,897. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.5 years. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2021, was $30,960,105 and $23,744,512, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
SVS Warrants	2021	2020
Risk-Free Interest Rate	N/A	N/A
Expected Life of Options (years)	N/A	N/A
Expected Annualized Volatility	N/A	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

	June 30,	June 30,
SVS Warrants Denominated in C$	2021	2020
Risk-Free Interest Rate	0.89%	0.16%
Expected Life of Options (years)	4.74	2.69
Expected Annualized Volatility	100.00%	90.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

	June 30,	June 30,
MVS Warrants	2021	2020
Risk-Free Interest Rate	N/A	N/A
Expected Life of Options (years)	N/A	N/A
Expected Annualized Volatility	N/A	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	16,630,309	$2.34	4.49
Expired	(867,198)	1.50	—
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,381)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,619)	3.44	0.19
Warrants outstanding at June 30, 2021	—	$—	—

Warrants exercisable at June 30, 2021	—	$—	—

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	—
Warrants outstanding at June 30, 2021	3,037,649	$3.50	4.74

Warrants exercisable at June 30, 2021	3,037,649	$3.50	4.74

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	13,583	$194.66	2.73
Issued	—	—	—
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at June 30, 2021	13,583	$194.66	1.39

Warrants exercisable at June 30, 2021	13,583	$194.66	1.39

During the six months ended June 30, 2021, $0 (2020 - $10,981,157) in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 (2020 - $90,418) in stock-based compensation was recorded in connection with the MVS warrants. During the three months ended June 30, 2021, $0 (2020 - $8,671,561) in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 (2020 - $36,200) in stock-based compensation was recorded in connection with the MVS warrants.

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

The SLC, a retired judge who engaged another retired judge as legal counsel to the SLC, was appointed in accordance with Minnesota law, issued a report in May, 2021, recommending, among other things, that certain claims be permitted to proceed and other claims not be permitted to proceed by the court. As of May 6, 2021, the court has not yet issued a determination regarding any of the matters contained in the SLC’s report.

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

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through June 2085.

21. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Salaries and benefits	$3,760,874	$2,868,371	$7,297,648	$6,433,086
Professional fees	826,367	755,244	1,942,058	1,484,365
Insurance expenses	719,185	714,337	1,317,349	1,400,136
Other expenses	2,993,256	1,945,391	5,778,618	3,842,881
Total	$8,299,682	$6,283,343	$16,335,673	$13,160,468

22. Supplemental Cash Flow Information(1)

	June 30,	June 30,
	2021	2020
Cash paid for interest	$3,527,029	$2,119,518
Cash paid for income taxes	—	—
Non-cash change in construction accrued expenses	695,974	—
Non-cash investing
Acquisition of Nevada through issuance of SVS	1,564,500	—
Acquisition of Nevada through restricted cash and deferred acquisition costs	1,620,636	—
(1)	For supplemental cash flow information related to leases, refer to Note 11.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt, and convertible notes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Legal Risk

Goodness Growth operates in the United States. The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the U.S., and a lack of accepted safety for the use of the drug under medical supervision. The U.S. Food and Drug Administration has not approved marijuana as a safe and effective drug for any indication. In the U.S. marijuana is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal Controlled Substances Act, which makes cannabis use and possession federally illegal.

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

24. Related Party Transactions

As of June 30, 2021, and December 31, 2020, there were no amounts due from related parties.

For the six months ended June 30, 2021, and 2020, the Company paid a related party (Salo LLC, owned by a former member of the Board of Directors) for contract staffing expenses in the amount of $0 and $79,356, respectively.

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS, which was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company.

25. Subsequent Events

On July 8, 2021, the Company’s subsidiary, Vireo of Charm City, LLC, signed a definitive agreement to purchase substantially all the assets of Charm City Medicus, LLC, a medical cannabis dispensary located in Baltimore, Maryland for a purchase price of $8.0 million, comprised of $4.0 million in cash, $2.0 million in subordinate voting shares (subject to a one year lock up), and a $2.0 million promissory note to be issued to the seller. The transaction is subject to approval of the dispensary license transfer by the Maryland Medical Cannabis Commission and customary closing conditions.

Subsequent to June 30, 2021, employee stock options were exercised for 329,676 Subordinate Voting Shares.  Proceeds from these transactions were $76,028 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Amounts are presented in United States dollars, except as otherwise indicated.

Overview of the Company

Goodness Growth is a physician-led, science-focused company and IP developer focused on building long-term, sustainable value by bringing the best of medicine, science, and engineering to the cannabis industry. With our core operations strategically located in five limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods® and other retail dispensaries we own or operate as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

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

While we are not currently focused on substantial capital investment or expansion outside of our core markets, we do own or effectively control additional non-core medical cannabis licenses or operations that may present opportunities in the future. We are currently actively seeking opportunities in Massachusetts and Nevada.

Revenue Streams

We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to medical patients and adult-use customers in our retail stores.

During the six months ended June 30, 2021, we had operating revenue in six states: Arizona, Maryland, Minnesota, New Mexico, New York, and Ohio. Retail revenues were derived from sales in seventeen dispensaries throughout five states. We had one operational dispensary in Arizona, one in Maryland, eight in Minnesota, three in New Mexico, and four in New York. Wholesale revenues were derived from sales of products to third parties in the states of Arizona, Maryland, New York, and Ohio.

Our core markets in Arizona, New Mexico, and New York recently approved adult-use cannabis legalization. In Arizona, the ballot initiative to legalize adult-use sales was approved by Arizona voters in November 2020 and adult-use sales commenced in the first quarter of 2021.  In March and April 2021, New York and New Mexico passed legislation approving adult-use cannabis, subject to the applicable regulatory organization approving program guidelines. Our remaining two core markets, Minnesota and Maryland, each has the potential to enact adult-use legalization in the next 24 months. In previous instances of  adult-use legalization in several other state markets, licensed operators have realized substantial improvements in revenue growth rates, which gives us confidence that we will be able to drive financial performance improvements in the future in New York and New Mexico, and if such events occur in one or both of our remaining core markets, Minnesota and Maryland.

In addition to our core markets, during the six months ended June 30, 2021, we incurred start-up expenses related to pre-revenue operations in non-core markets, including Massachusetts, Nevada, and Puerto Rico. While these markets may offer future revenue opportunities, our decision to focus efforts and capital on our core markets resulted in changes to future expectations regarding the overall revenue and profitability of our consolidated operations.  We may consider operationalization of these licenses in the future and are actively seeking opportunities in Massachusetts and Nevada.

COVID-19

Since being declared a global pandemic on March 11, 2020, the spread of COVID-19 has severely impacted many local economies around the globe. Due to COVID-19, many governments and businesses have imposed restrictions on travel and business operations, temporarily closed businesses, and/or implemented quarantines and shelter-in-place orders. Consequently, the COVID-19 pandemic has negatively impacted global economic activity, caused significant volatility and disruption in global financial markets, and generally introduced significant uncertainty and unpredictability throughout the world.  Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions.

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

Three months ended June 30, 2021 Compared to Three months ended June 30, 2020

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our seventeen dispensaries in five states and our wholesale sales to third parties in five states. For the three months ended June 30, 2021, 79% of the revenue was generated from retail dispensaries and 21% from wholesale business.  For the three months ended June 30, 2020, 75% of the revenue was generated from retail business and 25% from wholesale business.

For the three months ended June 30, 2021, Minnesota operations contributed approximately 38% of revenues, New York contributed 31%, Arizona contributed 14%, New Mexico contributed 5%, and Maryland contributed 12%. For the three months ended June 30, 2020, Minnesota retail operations contributed approximately 33% of revenues, New York contributed 24%, Arizona contributed 11%, New Mexico contributed 5%, Maryland contributed 8%, and Pennsylvania contributed 19%.

Revenue for the three-months ended June 30, 2021 was $14,230,900, an increase of $2,015,535 or 16% compared to revenue of $12,215,365 for the three-months ended June 30, 2020. The increase is primarily attributable to increased revenue contributions from the retail businesses in Minnesota and Maryland of $1.3 million and $0.9 million respectively, and the wholesale business in New York of $1.4 million, partially offset by the lack of second quarter 2021 revenues in the Pennsylvania retail and wholesale businesses, which were divested in 2020. Key revenue drivers are the opening of the Fredrick dispensary in Maryland in the first quarter of 2021, increased patient demand in Minnesota, which is partially the result of four new dispensary openings which occurred after June 30, 2020, and a $1.1 million wholesale sale in New York.

Retail revenue for the three months ended June 30, 2021 was $11,301,497, an increase of $2,118,033 or 23% compared to retail revenue of $9,183,464 for the three months ended June 30, 2020 primarily due to revenue contributions from Minnesota and Maryland.

Wholesale revenue for the three months ended June 30, 2021 was $2,929,403, a decrease of $102,498 compared to wholesale revenue of $3,031,901 for the three months ended June 30, 2020. The decrease in revenue contributions was primarily due to the disposition of our Pennsylvania retail and wholesale operations, which were divested in December and August of 2020, respectively.

	Three Months Ended
	June 30,
	2021	2020	$Change	% Change
Retail:
MN	$5,361,221	$4,027,657	$1,333,564	33%
NY	2,861,785	2,832,840	28,945	1%
AZ	1,536,448	861,440	675,008	78%
NM	674,045	603,933	70,112	12%
MD	867,998	—	867,998	N.M. %
PA	—	857,594	(857,594)	(100)%
Total Retail	$11,301,497	$9,183,464	$2,118,033	23%

Wholesale:
AZ	$561,038	$446,848	$114,190	26%
MD	805,994	960,384	(154,390)	(16)%
NY	1,562,371	112,528	1,449,843	1,288%
OH	—	59,901	(59,901)	(100)%
PA	—	1,452,240	(1,452,240)	(100)%
Total Wholesale	$2,929,403	$3,031,901	$(102,498)	(3)%

Total Revenue	$14,230,900	$12,215,365	$2,015,535	16%
PA & OH Revenue	$—	$(2,369,735)	$2,369,735	(100)%
Total Revenue excluding PA & OH	$14,230,900	$9,845,630	$4,385,270	45%
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

Cost of goods sold for the three months ended June 30, 2021 was $7,318,011, a decrease of $1,306,730 compared to the three months ended June 30, 2020 of $8,624,741, driven by higher throughput across all markets decreasing fixed cost per unit.

Gross profit for the three months ended June 30, 2021 was $6,912,889, representing a gross margin of 49%. This is compared to gross profit for the three months ended June 30, 2020 of $3,590,624 or a 29% gross margin. The increase in margin was driven by higher throughput across all markets decreasing fixed cost per unit. The Minnesota retail market saw gross profit expansion of approximately $1.1 million due to increased sales driven by the addition of four new dispensaries relative to June 30, 2020. Additionally, the New York market saw gross profit expansion of approximately $1.7 million driven by a $1.1 million wholesale sale during the three months ended June 30, 2021.

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

Selling costs generally correlate to revenue. As a percentage of sales, we expect selling costs to remain relatively flat in its more established operational markets (Minnesota and New York) and decrease in developing markets as business continues to grow (Arizona, New Mexico, and Maryland). The decrease is expected to be driven primarily by the growth of retail and wholesale channels to sustainable market share.

General and administrative expenses also include costs incurred at the corporate offices, primarily related to personnel costs, including salaries, benefits, and other professional service costs, as well as corporate insurance, legal and professional fees associated with being a publicly traded company. We expect this spend to decrease as a percentage of revenue as sales continue to ramp up in all markets. We anticipate that share-based compensation expenses will continue to persist in order to recruit and retain competitive talent.

Total expenses for the three months ended June 30, 2021 were $10,160,451, a decrease of $5,482,167 compared to total expenses of $15,642,618 for the three months ended June 30, 2020. The decrease in total expenses was attributable to a decrease in stock- based compensation expenses of approximately $7.6 million partially offset by increase general and administrative expenses of $2.0 million which was driven by significant operational buildouts in existing markets, specifically Arizona and Maryland, where we are in the process of large cultivation and manufacturing expansion projects.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the three months ended June 30, 2021 was $(3,247,562), a decrease of $8,804,432 compared to $(12,051,994) for the three months ended June 30, 2020.

Total Other Expense

Total other expense for the three months ended June 30, 2021 were $1,323,042, a decrease of $2,370,398 compared to $3,693,440 for the three months ended June 30, 2020. This decrease is primarily attributable to the gain on derivative liability of $1,531,371.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2021, tax expense totaled $910,000 compared to a tax expense of $369,900 for the three months ended June 30, 2020.

Six months ended June 30, 2021 Compared to Six months ended June 30, 2020

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our seventeen dispensaries in five states and our wholesale sales to third parties in five states. For the six months ended June 30, 2021, 79% of the revenue was generated from retail dispensaries and 21% from wholesale business.  For the six months ended June 30, 2020, 71% of the revenue was generated from retail business and 29% from wholesale business.

For the six months ended June 30, 2021, Minnesota operations contributed approximately 39% of revenues, New York contributed 27%, Arizona contributed 21%, New Mexico contributed 5%, and Maryland contributed 8%. For the six months ended June 30, 2020, Minnesota operations contributed approximately 32% of revenues, New York contributed 23%, Arizona contributed 16%, New Mexico contributed 4%, Maryland contributed 7%, and Pennsylvania contributed 18%.

Revenue for the six months ended June 30, 2021 was $27,420,789, an increase of $3,086,857 or 13% compared to revenue of $24,333,932 for the six months ended June 30, 2020. The increase is primarily attributable to increased revenue contributions from the retail business in Minnesota of $2.9 million, and the wholesale business in New York of $1.4 million, partially offset by the lack of first quarter 2021 revenues in the Pennsylvania retail and wholesale businesses, which were divested in 2020. Key revenue drivers were the opening of the Fredrick dispensary in Maryland in the first quarter of 2021, increased patient demand in Minnesota, which is primarily the result of four new dispensary openings that occurred after June 30, 2020, and a $1.1 million wholesale sale in New York.

Retail revenue for the six months ended June 30, 2021 was $21,684,617, an increase of $4,318,262 or 25% compared to retail revenue of $17,366,355 for the six months ended June 30, 2020 primarily due to revenue contributions from Minnesota, Arizona, and Maryland.

Wholesale revenue for the six months ended June 30, 2021 was $5,736,172, a decrease of $1,231,405 compared to wholesale revenue of $6,967,577 for the six months ended June 30, 2020. The decrease in revenue contributions was primarily due to the disposition of our Pennsylvania wholesale operation, which was divested in August of 2020.

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
Retail:
MN	$10,587,312	$7,731,019	$2,856,293	37%
NY	5,789,139	5,271,378	517,761	10%
AZ	3,062,310	2,047,320	1,014,990	50%
NM	1,320,342	1,036,368	283,974	27%
MD	925,514	—	925,514	N.M.
PA	—	1,280,270	(1,280,270)	(100)%
Total Retail	$21,684,617	$17,366,355	$4,318,262	25%

Wholesale:
AZ	$2,526,971	$1,783,903	$743,068	42%
MD	1,398,091	1,632,622	(234,531)	(14)%
NY	1,744,427	323,499	1,420,928	439%
OH	66,683	238,829	(172,146)	(72)%
PA	—	2,988,724	(2,988,724)	(100)%
Total Wholesale	$5,736,172	$6,967,577	$(1,231,405)	(18)%

Total Revenue	$27,420,789	$24,333,932	$3,086,857	13%
PA & OH Revenue	$(66,683)	$(4,507,823)	$4,441,140	(99)%
Total Revenue excluding PA & OH	$27,354,106	$19,826,109	$7,527,997	38%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2021 was $14,892,059, a decrease of $2,573,343 compared to the six months ended June 30, 2020 of $17,465,402, driven by higher throughput across all markets decreasing fixed cost per unit.

Gross profit for the six months ended June 30, 2021 was $12,528,730, representing a gross margin of 46%. This is compared to gross profit for the six months ended June 30, 2020 of $6,868,530 or a 28% gross margin. The increase in margin was driven by higher throughput across all markets decreasing fixed cost per unit. The Minnesota retail market saw gross profit expansion of approximately $2.4 million due to increased sales driven by the addition of four new dispensaries relative to June 30, 2020. Additionally, the New York market saw gross profit expansion of approximately $1.8 million driven by a $1.1 million wholesale sale during the six months ended June 30, 2021.

Our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature that could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses for the six months ended June 30, 2021 were $20,889,022, a decrease of $4,523,815 compared to total expenses of $25,412,837 for the six months ended June 30, 2020. The decrease in total expenses was attributable to a decrease in stock- based compensation expenses of approximately $8.0 million partially offset by increase general and administrative expenses of $3.2 million which was driven by significant operational buildouts in existing markets, specifically Arizona and Maryland, where we are in the process of large cultivation and manufacturing expansion projects.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the six months ended June 30, 2021 was $(8,360,292), a decrease of $10,184,015 compared to $(18,544,307) for the six months ended June 30, 2020.

Total Other Expense

Total other expenses for the six months ended June 30, 2021 were $1,696,884, a decrease of $2,590,164 compared to $4,287,048 for the six months ended June 30, 2020. This decrease is primarily attributable to the gain on derivative liability of $1,689,900.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2021, tax expense totaled $2,410,000 compared to a tax expense of $797,000 for the six months ended June 30, 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$(5,480,604)	$(16,115,334)	$(12,467,176)	$(23,628,355)
Interest expense, net	2,756,358	1,543,169	3,782,504	2,993,433
Income taxes	910,000	369,900	2,410,000	797,000
Depreciation & Amortization	452,689	373,853	830,694	531,009
Depreciation included in cost of goods sold	478,537	582,946	986,896	1,057,849
EBITDA (non-GAAP)	$(883,020)	$(13,245,466)	$(4,457,082)	$(18,249,064)
Derivative Gain	(1,531,371)	2,292,130	(1,689,900)	966,202
Inventory adjustment	45,000	194,234	113,000	333,242
Share-based compensation	1,408,080	8,985,422	3,722,655	11,721,360
Severance Expense	—	—	—	339,997
Gain on sale of discontinued operations	—	—	(437,107)	—
Adjusted EBITDA (non-GAAP)	$(961,311)	$(1,773,680)	$(2,748,434)	$(4,888,263)

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

5% Convertible Note

On June 17, 2019, the Company issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition.  This note was repaid in full during the six month period ended June 30, 2021.

Cash Used in Operating Activities

Net cash used in operating activities was $17.5 million for the three months ended June 30, 2021, an increase of $10.0 million as compared to the six months ended June 30, 2020. The increase is primarily attributed to a substantial inventory build and a decrease in accounts payable and accrued liabilities driven by the payment of the Company’s 2020 tax liability during the six months ended June 30, 2021, compared to stable inventory levels and an increase in accounts payable and accrued liabilities during the six months ended June 30, 2020.

Cash Used in Investing Activities

Net cash used in investing activities was $9.9 million for the three months ended June 30, 2021, compared to net cash used of $1.4 million for the six months ended June 30, 2020. The decrease in cash flow is primarily attributable to an increase property, plant, and equipment additions driven by operational expansion in Maryland and Arizona.

Cash Provided by Financing Activities

Net cash provided by financing activities was $22.7 million for the three months ended June 30, 2021, an increase of $15.7 million as compared to the six months ended June 30, 2020. The increase was principally due to the receipt of approximately $23 million in net proceeds from the Credit Facility.

Lease Transactions

As of June 30, 2021, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Arizona, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of June 30, 2021, we operated 17 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2021	June 30, 2021	Total
2021	$2,426,535	$3,207,756	$5,634,291
2022	2,446,918	3,355,409	5,802,327
2023	2,180,276	3,313,906	5,494,182
2024	2,020,405	3,249,275	5,269,680
2025	1,619,600	3,361,488	4,981,088
Thereafter	3,369,175	68,733,017	72,102,192
Total minimum lease payments	$14,062,909	$85,220,851	$99,283,760
Less discount to net present value			(76,212,473)
Present value of lease liability			$23,071,287

ADDITIONAL INFORMATION

Outstanding Share Data

As of August 11, 2021, we had 78,795,837 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

78,315,477 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

414,949 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

65,411 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of June 30, 2021, we have 23,928,810 employee stock options outstanding, as well as 3,037,649 SVS warrants denominated in C$ and 13,583 MVS warrants related to financing activities.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Outlook

We anticipate growth investments made in 2020, along with the successful execution of our core market strategy, will yield organic revenue growth for the foreseeable future. Stronger revenue growth, coupled with expectations for reduced selling, general, and administrative expenses as a percentage of revenue, should reduce the operating outflow of cash from existing operations throughout the remainder of 2021. Furthermore, recent efforts to scale production and expand our retail footprint could lead to a substantial improvement in financial performance through 2022, especially given the potential for positive regulatory developments.

We remain focused on the prudent deployment of capital into what we believe are high yield opportunities and on achieving free cash flow from operations. We also are focused on driving margin expansion through operating efficiencies and greater economies of scale with the intention of becoming one of the lowest-cost producers in each of our operational markets. We have taken a strategic approach to facility site selection and generally pursue non-land-locked opportunities that allow for significant future expansion. Our recently completed nine-acre shade house in Arizona, 110,000 square foot expansion of our cultivation facility in Maryland, and recently acquired options to purchase an additional 96 acres in New York and 22 acres in Minnesota for future expansion, demonstrate our large-scale approach to production.

Consistent with a focus on driving profitable growth across our various markets, we anticipate making further investments in capital expenditures to improve scale with additional facility build outs as our markets continue expanding. Specifically, we began expansion projects of our cultivation facilities in Arizona and Maryland during the second quarter of fiscal year 2021. In Arizona, we expect to invest approximately $3.0 million for the development of a 30,000 square foot processing facility and a second nine-acre shade house adjacent to our existing operations, bringing our total cultivation capacity in the state to approximately 18 acres. In Maryland, we expect to invest approximately $5.0 million for the development of an additional 75,000 sq. ft. of cultivation capacity at our existing 110,000 sq. ft. facility in the town of Massey. We expect these expansion projects to be completed by the end of 2021.

Our retail strategy is focused on the growth of our retail footprint and ongoing efforts to rebrand our stores to our Green Goods® retail concept. We opened four new stores in Minnesota in 2020, one new store in Maryland in March of 2021, and finished construction of two additional stores in New Mexico during the second quarter of 2021 which opened in the summer of 2021. The rebranding of our retail stores in New York to Green Goods®, including our cannabis superstore in Queens, will continue throughout 2021, prior to the commencement of adult use sales in the state.

In addition to the recent legislation legalizing adult-use cannabis in Arizona, New Mexico, and New York and recent approval of raw flower to the medical program in Minnesota, Maryland could also potentially pass adult-use legislation this year. We believe that each of these recent changes in state programs, once sales commence, will serve as significant revenue growth catalyst for our business, and that with large-scale production across our markets there are clear opportunities to protect and expand margins over time.

Management has provided various outlook ranges for performance in fiscal year 2022 below, the achievement of which depend upon several factors, including the Company’s ability to achieve expected cultivation yields, the timing of completion of various development projects, the timing of commencement of adult-use sales in New Mexico and New York, and the timing of commencement of flower sales in the Minnesota medical market.

We expect to generate total revenue in the range of $140 to $180 million in fiscal year 2022. We expect to generate adjusted EBITDA in the range of $35 to $55 million in fiscal year 2022. We expect net capex, excluding financing from real estate partners, to be in the range of approximately $15 to $20 million through 2022, and to open an additional 6-10 Green Goods® retail dispensaries during this timeframe including the two recently-opened dispensaries in New Mexico. We believe it’s possible for our business to produce positive cash flow from operations during the fourth quarter of fiscal year

2021 if our planned expansion projects are completed on time and we achieve cultivation yields that we expect across our operating footprint. Once our expansion projects are complete, and operating at full capacity, we expect to generate positive cash flow from operations for full fiscal year 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Weeks prior to commencement of the litigation, Dorchester Management had appointed a special litigation committee (“SLC”) on behalf of Capital to investigate the consideration provided by Vireo U.S. for the purchase of MaryMed and assess any potential claims Capital may have as a result of the transaction. The SLC, a retired judge who engaged another retired judge as legal counsel to the SLC, was appointed in accordance with Minnesota law, issued a report in May, 2021, recommending, among other things, that certain claims be permitted to proceed and other claims not be permitted to proceed by the court. As of May 6, 2021, the court has not yet issued a determination regarding any of the matters contained in the SLC’s report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2021, we issued 295,774 subordinated voting shares to a third party for ongoing corporate advisory services. We did not receive any proceeds in connection with the issuance of these shares. The shares issued are subject to a holding period expiring October 5, 2021.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC.

Date: August 13, 2021	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer

Date: August 13, 2021	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer