Form 10-Q
period 2021-09-30
Goodness Growth Holdings, Inc.
filed 2021-11-10
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 79,538,377; Multiple Voting Shares – 402,720; and Super Voting Shares – 65,411.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$11,779,295	$25,513,180
Restricted cash	—	1,592,500
Accounts receivable, net of allowance for doubtful accounts of $189,467 and $132,490, respectively	975,205	696,994
Inventory	20,141,951	12,644,895
Prepayments and other current assets	3,145,490	1,552,278
Notes receivable	19,954	293,700
Deferred acquisition costs	—	28,136
Assets Held for Sale	8,692,419	4,596,445
Deferred financing costs	—	120,266
Total current assets	44,754,314	47,038,394
Property and equipment, net	99,954,310	30,566,259
Operating lease, right-of-use asset	8,417,965	8,163,844
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	5,421,895	8,409,419
Goodwill	183,836	3,132,491
Deposits	1,344,283	1,412,124
Deferred tax assets	337,000	157,000
Total assets	$164,163,603	$102,629,531
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	9,525,659	13,477,303
Right of use liability	1,403,465	857,294
Convertible notes, net of issuance costs	—	900,000
Long-Term debt, current portion	1,110,000	1,110,000
Liabilities held for sale	116,803	3,595,301
Warrant Liability	3,078,694	—
Total current liabilities	15,234,621	19,939,898
Right-of-use liability	78,606,734	20,343,063
Long-Term debt	19,411,212	—
Total liabilities	$113,252,567	$40,282,961

Commitments and contingencies (refer to Note 20)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 79,538,377 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 402,720 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	171,354,487	164,079,614
Accumulated deficit	(120,443,451)	(101,733,044)
Total stockholders' equity	$50,911,036	$62,346,570
Total liabilities and stockholders' equity	$164,163,603	$102,629,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$13,369,432	$12,475,782	$40,790,221	$36,809,714
Cost of sales
Product costs	7,903,444	7,360,671	22,682,503	24,492,831
Inventory valuation adjustments	351,000	151,328	464,000	484,570
Gross profit	5,114,988	4,963,783	17,643,718	11,832,313
Operating expenses:
Selling, general and administrative	8,106,187	6,517,464	24,441,860	19,677,932
Stock-based compensation expenses	835,122	524,052	4,557,777	12,245,412
Depreciation	98,098	38,097	515,907	260,725
Amortization	206,442	153,356	619,327	461,737
Total operating expenses	9,245,849	7,232,969	30,134,871	32,645,806

Loss from operations	(4,130,861)	(2,269,186)	(12,491,153)	(20,813,493)

Other income (expense):
Loss on sale of property and equipment	—	—	—	(13,800)
Gain on disposal of assets held for sale	—	16,884,173	437,107	16,884,173
Loss on assets held for sale	—	(446,544)	—	(446,544)
Derivative gain (loss)	627,165	(4,066,335)	2,317,065	(5,032,537)
Interest expenses, net	(2,254,553)	(1,255,656)	(6,037,057)	(4,249,090)
Other income (expenses)	75,018	108,552	33,631	(205,061)
Other income (expenses), net	(1,552,370)	11,224,190	(3,249,254)	6,937,141

Loss before income taxes	(5,683,231)	8,955,004	(15,740,407)	(13,876,352)

Current income tax expenses	(530,000)	(3,723,000)	(3,150,000)	(4,575,000)
Deferred income tax recoveries	(30,000)	(2,280,000)	180,000	(2,225,000)
Net income (loss) and comprehensive income (loss)	(6,243,231)	2,952,004	(18,710,407)	(20,676,352)
Net income (loss) per share - basic and diluted	$(0.05)	$0.03	$(0.15)	$(0.22)
Weighted average shares used in computation of net income (loss) per share - basic	126,363,104	98,871,038	122,704,872	95,433,233
Weighted average shares used in computation of net income (loss) per share - diluted	126,363,104	112,517,113	122,704,872	95,433,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2020	23,684,411	$—	549,928	$—	65,411	—	$127,476,624	$(78,790,850)	$48,685,774
Shares issued in private placement	13,651,574	—	—	—	—	—	4,058,460	—	4,058,460
Stock-based compensation	—	—	—	—	—	—	12,245,412	—	12,245,412
Net loss	—	—	—	—	—	—	—	(20,676,352)	(20,676,352)
Balance at September 30, 2020	37,335,985	$—	549,928	$—	65,411	$—	$143,780,496	$(99,467,202)	$44,313,294

Balance, January 1, 2021	51,062,559	—	554,128	—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	15,140,700	—	(151,408)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,564,500	—	1,564,500
Shares issued	1,185,293	—	—	—	—	—	2,314,016	—	2,314,016
Options exercised	3,989,344	—	—	—	—	—	1,152,596	—	1,152,596
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,243,761	—	2,243,761
Net Loss	—	—	—	—	—	—	—	(18,710,407)	(18,710,407)
Balance at September 30, 2021	79,538,377	$—	402,720	$—	65,411	$—	$171,354,487	$(120,443,451)	$50,911,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	Nine Months Ended September 30,
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,710,407)	$(20,676,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	464,000	484,570
Depreciation	515,907	260,725
Depreciation capitalized into inventory	1,678,558	1,757,281
Non-cash operating lease expense	764,266	943,905
Amortization of intangible assets	619,327	461,737
Stock-based payments	4,557,777	12,245,412
Loss on assets held for sale	—	446,544
Interest Expense	1,764,711	—
Gain/loss	—	65,930
Deferred income tax	(180,000)	710,301
Gain on disposal of business	—	(16,884,173)
Accretion	310,704	573,573
Derivative (Gain) Loss	(2,317,065)	5,032,537
Gain on disposal of OMS	(437,107)	—
Change in operating assets and liabilities:
Accounts Receivable	18,384	(302)
Prepaid expenses	(1,573,909)	(239,174)
Inventory	(7,765,288)	(1,091,279)
Accounts payable and accrued liabilities	(2,555,634)	4,759,842
Held for sale assets and liabilities	8,575,615	153,146
Change in assets and liabilities held for sale	(8,450,772)	—
Net cash used in operating activities	$(22,720,933)	$(10,995,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(14,637,331)	$(3,581,289)
Proceeds from sale of PAMS net of cash	—	16,637,489
Proceeds from sale of OMS net of cash	1,150,000	—
Deposits	67,841	282,943
Net cash provided by (used in) investing activities	$(13,419,490)	$13,339,143

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	$—	$7,613,490
Deferred financing costs	(865,769)	—
Proceeds from long-term debt	24,028,295	—
Convertible debt payment	(900,000)	—
Proceeds from option exercises	1,152,596	—
Debt interest payments	—	(65,962)
Lease payments	(1,008,584)	(1,250,799)
Net cash provided by financing activities	$22,406,538	$6,296,729

Net change in cash and restricted cash	$(13,733,885)	$8,640,095

Cash and restricted cash, beginning of period	$25,513,180	$9,234,173

Cash and restricted cash, end of period	$11,779,295	$17,874,268

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

For the three and nine months ended September 30, 2021, the Company reported a net loss of $6,243,231 and $18,710,407, respectively.  For the three and nine months ended September 30, 2020, the Company reported a net income (loss) of $2,952,004 and $(20,676,352), respectively.

For the nine months ended September 30, 2021, the Company had cash flows used in operating activities of $22,720,933. The Company had net cash outflows for the nine months ended September 30, 2021 of $13,733,885.

The Company had working capital of $29,519,693 and $27,098,496 as of September 30, 2021, and December 31, 2020, respectively, reflecting an increase in working capital of $2,421,197 for the nine months ended September 30, 2021.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business.

These unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations.

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended September 30, 2021:

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

The entities listed above are wholly owned or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company, and all intercompany transactions and balances have been eliminated in the Company's unaudited condensed consolidated financial statements.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three month period ended September 30, 2021, and the nine month periods ended September 30, 2021 and 2020, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods. The Company recorded net income for the three month period ended September 30, 2020.  The dilutive effect of the outstanding stock options, warrants, and convertible securities for the three months ended September 30, 2020, on net income and weighted average shares outstanding was $164,032 and 13,646,075, respectively, resulting in a diluted net income per share of $0.03.

The anti-dilutive shares outstanding for the nine month periods ending September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
Stock options	23,610,886	24,651,391
Warrants	4,395,949	30,817,992
Convertible notes	—	211,765
Total	28,006,835	55,681,148

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

Inventory

Inventory is comprised of work-in-progress, finished goods and non-cannabis. Inventory includes plants, harvested cannabis (bud and trim) in progress, cannabis oil in progress, finished goods, accessories, and packaging materials.

Inventory cost includes pre-harvest, post-harvest, shipment and fulfillment, as well as related accessories. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and allocated overhead.

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

The Company generates substantially all its revenue from the direct sale of cannabis products through contracts with medical and recreational customers. Cannabis products are sold through various distribution channels. Revenue is recognized when the control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery to or receipt by the customer, depending on shipping terms.

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

New accounting pronouncements not yet adopted

The Company has not adopted any new or amended standards during the period ended September 30, 2021.

3. Business Combinations and Dispositions

Dispositions

On June 22, 2020, the Company reached a definitive agreement with Jushi Inc, a subsidiary of Jushi Holdings, Inc. (“Jushi”), to divest all the equity in its subsidiary company, Pennsylvania Medical Solutions, LLC (“PAMS”). On August 11, 2020, the Company completed the sale of its equity in PAMS to Jushi, for consideration of $20.45 million consisting of $16.7 million in cash, and $3.75 million in the form of a four-year note with an 8 percent coupon rate payable quarterly. As part of this transaction, the Company was relieved of $13.3 million of Right of Use Liabilities. Consideration received exceeded PAMS net assets at the time of sale, resulting in a gain of $16,884,173 which was recorded in the statement of loss and comprehensive loss for the nine months ended September 30, 2020.

In July of 2020, the Company divested all the equity in its subsidiary company, Midwest Hemp Research, LLC, to the CEO of the Company. Prior to the disposition, the Company had $50,000 in outstanding convertible notes associated with the initial acquisition of Midwest Hemp, and had recorded an intangible asset of $50,000 on the balance sheet. Upon divestiture these outstanding convertible notes were cancelled, and the intangible asset was disposed of, resulting in no gain or loss. Per the terms of the agreement, all remaining assets and liabilities associated with Midwest Hemp Research reverted back to the Company prior to the exchange of ownership.

On October 1, 2020, the Company caused three of its executives to enter into a definitive agreement with a third party to sell all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, LLC (“OMS”), which was owned by such executives, for $1,150,000 in cash. A loss on assets held for sale of $446,544 related to OMS is included in the statement of loss and comprehensive loss for the three and nine month periods ended September 30, 2020, given net assets as of September 30, 2020, exceeded the agreed upon purchase price of $1.15 million. On March 31, 2021, the sale of OMS was completed.  As part of this transaction, the Company transferred assets and liabilities with a net book value of $712,893.  Consideration received exceeded OMS’s net assets at the time of sale, resulting in a gain of $437,107 which was recorded in the unaudted condensed consolidated statement of loss and comprehensive loss for the nine months ended September 30, 2021.

Assets held for sale

On November 1, 2021, subsidiaries and an affiliate of the Company entered into a Purchase Agreement with subsidiaries and an affiliate of Copperstate Farms, LLC (“Copperstate”) pursuant to which the Company will sell its Phoenix dispensary and cultivation licenses, dispensary inventory and equipment, dispensary lease, and all dispensary revenue-producing contracts to Copperstate for $15,000,010 in cash (the “Transaction”). The Company expects the Transaction to close during the fourth quarter, subject to regulatory approval and customary closing conditions.

Certain assets and liabilities relating to the Transaction have been classified as “held for sale.” The carrying value of assets held for sale, net of liabilities to be assumed by Copperstate, was less than the agreed upon purchase price of $15,000,010. As such, no allowance for loss on assets held for sale was recorded as of September 30, 2021.

Assets and liabilities held for sale relating to are as follows:

Assets held for sale
Property and equipment	$75,495
Operating lease, right-of-use-asset	114,936
Intangible assets, net	5,553,333
Goodwill	2,948,655
Total assets held for sale	$8,692,419

Liabilities held for sale
Right of Use Liability	116,803
$116,803

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2021
Cash	$11,779,295	$—	$—	$11,779,295
Restricted cash	—	—	—	—
Total assets	$11,779,295	$—	$—	$11,779,295

Warrant liability	—	—	3,078,694	3,078,694
Total liabilities	$—	$—	$3,078,694	$3,078,694

December 31, 2020
Cash	25,513,180	—	—	25,513,180
Restricted cash	1,592,500	—	—	1,592,500
Total assets	$27,105,680	$—	$—	$27,105,680

The following table reflects the activity for the Company’s warrant derivative liability for the private placement measured at fair value using Level 3 inputs:

Warrant Liability
Balance as of December 31, 2020	—
Issuance	$5,395,759
Adjustments to estimated fair value	(2,317,065)
Balance as of September 30, 2021	$3,078,694

The resulting gain upon revaluation of $2,317,065 for the nine month period ended September 30, 2021, is reflected in the unaudited condensed consolidated statement of net loss and comprehensive loss.

Items measured at fair value on a non-recurring basis

The Company's non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2020, the fair values of intangible assets and goodwill were concluded to exceed their carrying values. As a result, the Company did not record impairment charges during the year ended December 31, 2020. No additional impairment was determined necessary as of September 30, 2021.

The estimated fair value of cash, accounts receivable, net, accounts payable, accrued expenses, and other current liabilities at September 30, 2021 and December 31, 2020 approximate their carrying amount due to short term nature of these instruments.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	September 30,	December 31,
	2021	2020
Trade receivable	$932,409	$486,807
Tenant improvements receivable	—	127,160
Other	42,796	83,027
Total	$975,205	$696,994

Included in the accounts receivable, net balance at September 30, 2021 is an allowance for doubtful accounts of $189,467 and $132,490 at December 31, 2020.

6. Notes Receivable

As of September 30, 2021, the Company had a total of $3,769,954 in notes receivable and $4,043,700 at December 31, 2020. The September 30, 2021, and December 31, 2020, balances are comprised primarily of the $3,750,000 four-year note with an 8 percent coupon rate payable quarterly obtained as part of the disposition of Pennsylvania Medical Solutions in August of 2020.

7. Inventory

Inventory is comprised of the following items net of inventory reserves of $218,000 and $290,000 as of September 30, 2021, and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Work-in-progress	$14,723,585	$8,317,502
Finished goods	4,831,024	3,980,900
Non-cannabis inventory	587,342	346,493
Total	$20,141,951	$12,644,895

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Work-in-progress	$278,000	$—	$278,000	$—
Finished goods	73,000	151,328	186,000	484,570
Non-cannabis inventory	—	—	—	—
Total	$351,000	$151,328	$464,000	$484,570

During the three and nine months ended September 30, 2021 and 2020, the Company recorded write downs to net realizable value and adjustments to the inventory reserve. Based on the market sales prices relative to the cost to produce certain inventories net realizable value was less than the carrying value of inventory.

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	September 30,	December 31,
	2021	2020
Prepaid Insurance	$1,505,445	$921,600
Other Prepaid Expenses	1,640,045	630,678
Total	$3,145,490	$1,552,278

9. Deferred Acquisition Costs

As of September 30, 2021, the Company had a total of $0 in deferred acquisition costs. The December 31, 2020 balance of $28,136 relating to the acquisition of MJ Distributing was released upon the closing of the acquisition on January 5, 2021 (Note 3).

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020
Land	$1,366,650	$1,309,949
Buildings and leasehold improvements	15,286,180	7,280,665
Furniture and equipment	7,700,007	4,635,602
Software	221,540	221,540
Vehicles	513,135	379,852
Construction-in-progress	11,159,996	9,276,852
Right of use asset under finance lease	70,713,084	12,351,838
	106,960,592	35,456,298
Less: accumulated depreciation	(7,006,282)	(4,890,039)
Total	$99,954,310	$30,566,259

For the nine months ended September 30, 2021 and 2020, total depreciation on property and equipment was $2,194,465 and $2,018,006, respectively. For the nine months ended September 30, 2021 and 2020, accumulated amortization of the right of use asset under finance lease amounted to $2,258,732 and $1,598,128, respectively. The right of use asset under finance lease of $70,713,084 consists of leased processing and cultivation premises. The Company capitalized into inventory $1,678,558 and $1,757,281 relating to depreciation associated with manufacturing equipment and production facilities for the nine months ended September 30, 2021 and 2020, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

For the nine months ended September 30, 2021 and 2020, total capitalized interest related to the construction or expansion of facilities financed by the Credit Facility (Note 15) was $521,178 and $0, respectively.

11. Leases

Components of lease expenses are listed below:

	September 30,	September 30,
	2021	2020
Finance lease cost
Amortization of ROU assets	$692,686	$1,108,235
Interest on lease liabilities	2,631,030	4,103,908
Operating lease expense	1,946,009	1,553,158
Total lease expenses	$5,269,725	$6,765,301

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2021	September 30, 2021	Total
2021	$612,193	$1,023,262	$1,635,455
2022	2,471,751	7,383,555	9,855,306
2023	2,372,611	10,419,836	12,792,447
2024	2,068,139	10,466,735	12,534,874
2025	1,830,420	10,710,227	12,540,647
Thereafter	3,995,745	216,469,417	220,465,162
Total minimum lease payments	$13,350,859	$256,473,032	$269,823,891
Less discount to net present value			(189,813,692)
Present value of lease liability			$80,010,199

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

On September 24, 2021, the Company signed a third amendment to the existing lease agreements for the cultivation and processing facilities in New York. Under the terms of the amendment, the term of the lease was extended to September 23, 2041, and provides for additional tenant improvements up to $49,435,000.  The amended agreement for the cultivation and processing facility in New York requires additional monthly base rent payments of $492,625.

Supplemental cash flow information related to leases:

September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,008,584
Non-cash additions to ROU assets	59,665,237
Amortization of operating leases	934,934

Other information about lease amounts recognized in the financial statements:

September 30,
2021
Weighted-average remaining lease term (years) – operating leases	5.85
Weighted-average remaining lease term (years) – finance leases	19.85
Weighted-average discount rate – operating leases	15.00%
Weighted-average discount rate – finance leases	15.33%

12. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2020	$3,132,491
Transfer to held for sale	(2,948,655)
Goodwill - December 31, 2020 and September 30, 2021	$183,836

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. On this date the Company performed a Step 1 goodwill impairment analysis. No indicators of impairment exist as of September 30, 2021.

13. Intangibles

During the nine months ended September 30, 2021, the Company acquired cannabis licenses in Nevada.  The fair value allocated to a license is depreciated over its expected useful life, which is estimated to be 15 years.

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance, December 31, 2019	$9,001,237	$—	$9,001,237
Additions (Note 3)	—	68,276	68,276
Dispostions	(45,000)	—	(45,000)
Amortization	(615,094)	—	(615,094)
Balance, December 31, 2020	$8,341,143	$68,276	$8,409,419
Additions (Note 3)	3,185,136	—	3,185,136
Transfer to held for sale (Note 3)	(5,553,333)	—	(5,553,333)
Amortization	(619,327)	—	(619,327)
Balance, September 30, 2021	$5,353,619	$68,276	$5,421,895

Amortization expense for intangibles was $206,442 and $619,327 during the three and  nine months ended September 30, 2021, respectively, and $153,356 and $461,737 during the three and nine months ending September 30, 2020, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $825,772 per year for the next five fiscal years.

14. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	September 30,	December 31,
	2021	2020
Accounts payable – trade	$1,760,994	$900,929
Accrued Expenses	3,620,793	4,814,131
Taxes payable	2,998,823	7,227,245
Insurance payable	720,601	292,276
Contract liability	424,448	242,722
Total accounts payable and accrued liabilities	$9,525,659	$13,477,303

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

On March 25, 2021, in connection with closing the Credit Facility, Goodness Growth issued (a) five year warrants to the agent and each lender to purchase an aggregate of 2,803,984 subordinate voting shares at an exercise price of C$3.50 per share, and (b) a five year warrant to the broker to purchase 233,665 subordinate voting shares at an exercise price of C$3.50 per share. Each warrant provides customary anti-dilution provisions. The fair value of these warrants at the time of issuance was $5,395,759 (Note 16) which is treated as a deferred financing cost.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance of $26,000,000 and amortized over the remaining life of the loan.

The following table shows a summary of the Company’s long-term debt:

	September 30,	December 31,
	2021	2020
Beginning of year	$1,110,000	$1,110,000
Proceeds	26,000,000	—
Deferred financing costs	(8,353,499)	—
PIK interest	372,461	—
Amortization of deferred financing costs	1,392,250	—
End of period	20,521,212	1,110,000
Less: Current portion	(1,110,000)	(1,110,000)
Total long-term debt	$19,411,212	$—

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

On September 30, 2021, the warrants were subsequently revalued using the Black Scholes option pricing model at $3,078,694 using the following assumptions: Share Price: $1.60; Exercise Price: $2.76; Expected Life: 4.48 years; Annualized Volatility: 100%; Dividend yield: 0%; Discount Rate: 0.98%; C$ Exchange Rate: 1.268. The resulting gain upon revaluation of $627,165 and $2,317,065 for the three, and nine-month periods ended September 30, 2021, is reflected in the unaudited condensed consolidated statements of net loss and comprehensive loss.

On March 9, 2020, the Company closed the first tranche of a non-brokered private placement and issued 13,651,574 units at a price of C$ 0.77 per Unit (Note 18). Each unit is comprised of one subordinate voting share of the Company and one subordinate voting share purchase warrant.

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

On September 30, 2020, the warrants were subsequently revalued using the Black Scholes option pricing model at $8,587,567 using the following assumptions: Share Price: $1.04; Exercise Price: $0.72; Expected Life: 2.44 years; Annualized Volatility: 90%; Dividend yield: 0%; Discount Rate: 0.13%; C$ Exchange Rate: 1.33. The resulting loss upon revaluation of $4,066,335 and $5,032,537 for the three, and nine-month periods ended September 30, 2020, respectively, is reflected in the unaudited condensed consolidated statements of net loss and comprehensive loss.

17. Convertible Notes

On June 17, 2019, the Company issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition.  This note was repaid in full during the nine month period ended September 30, 2021.

The following table sets forth the net carrying amount of the convertible notes:

	September 30, 2021	December 31, 2020
5.00% convertible notes	$—	$900,000
Net carrying amount	$—	$900,000

18. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2021 The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the nine months ended September 30, 2021, employee stock options were redeemed for 3,989,344 Subordinate Voting Shares. Proceeds from these transactions were $1,152,596.

On June 4, 2021, the Company issued 295,774 shares with a fair value of $686,196 to a third party for ongoing corporate advisory services. The fair value of the issued shares was recorded to stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the three and nine month periods ended September 30, 2021.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, the Company issued 7,110,481 subordinate voting shares to its former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares with a fair value of $1,627,820 pursuant to an exemption from registration under the Securities Act. The fair value of the 889,519 subordinate voting shares issued of $1,627,820 was recorded as stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the three and nine months ended September 30, 2021.  The Company did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares are subject to a holding period expiring on August 1, 2021. He was previously issued 15,000,000 warrants under his employment agreement and as part of the settlement, he surrendered all right, title, and interest in the remaining 5,000,000 warrants for cancellation.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,	September 30,
	2021	2020
Risk-Free Interest Rate	1.25%	0.45 - 1.48%
Expected Life of Options (years)	7.00	7.00 - 10.00
Expected Annualized Volatility	100.00%	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the three months ended September 30, 2021 and for the years ended December 31, 2020 and 2019, are presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2019	23,662,600	$0.35	7.54
Forfeitures	(2,337,145)	0.65	—
Exercised	(495,067)	0.19	—
Granted	6,094,470	0.99	—
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(22,434)	0.97	—
Exercised	(3,989,344)	0.29	—
Granted	697,806	2.32	—
Options Outstanding at September 30, 2021	23,610,886	$0.55	6.29

Options Exercisable at September 30, 2021	16,608,824	$0.36	5.31

During the nine months ended September 30, 2021 and 2020, the Company recognized $2,243,761 and $1,152,052 in stock-based compensation relating to stock options, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized $835,122 and $502,266 in stock-based compensation relating to stock options, respectively. As of September 30, 2021, the total unrecognized compensation costs related to unvested stock options awards granted was $3,274,032. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.5 years. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2021, was $25,194,365 and $20,667,245, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,
SVS Warrants Denominated in C$	2021	2020
Risk-Free Interest Rate	0.98%	0.16%
Expected Life of Options (years)	4.48	2.69
Expected Annualized Volatility	100.00%	90.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	16,630,309	$2.34	4.49
Expired	(867,198)	1.50	—
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,481)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,519)	3.44	0.19
Warrants outstanding at September 30, 2021	—	$—	—

Warrants exercisable at September 30, 2021	—	$—	—

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	—
Warrants outstanding at September 30, 2021	3,037,649	$3.50	4.48

Warrants exercisable at September 30, 2021	3,037,649	$3.50	4.48

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	13,583	$194.66	2.73
Issued	—	—	—
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at September 30, 2021	13,583	$194.66	1.14

Warrants exercisable at September 30, 2021	13,583	$194.66	1.14

During the nine months ended September 30, 2021, $0 (2020 - $10,981,157) in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 (2020 - $112,203) in stock-based compensation was recorded in connection with the MVS warrants. During the three months ended September 30, 2021, $0 (2020 - $8,671,561) in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 (2020 - $21,786) in stock-based compensation was recorded in connection with the MVS warrants.

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

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through June 2085.

21. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Salaries and benefits	$4,123,658	$3,262,025	$11,421,306	$9,695,111
Professional fees	744,833	546,128	2,686,891	2,030,493
Insurance expenses	629,905	720,828	1,947,254	2,120,964
Other expenses	2,607,791	1,988,483	8,386,409	5,831,364
Total	$8,106,187	$6,517,464	$24,441,860	$19,677,932

22. Supplemental Cash Flow Information(1)

	September 30,	September 30,
	2021	2020
Cash paid for interest	$5,688,369	$3,423,454
Cash paid for income taxes	5,634,500	—
Change in construction accrued expenses	(1,418,281)	—
Non-cash investing
Acquisition of Nevada through issuance of SVS	1,564,500	—
Acquisition of Nevada through restricted cash and deferred acquisition costs	1,620,636	—
(1)	For supplemental cash flow information related to leases, refer to Note 11.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt, and convertible notes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders and debt financing. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

24. Related Party Transactions

As of September 30, 2021, and December 31, 2020, there were no amounts due to related parties.

For the nine months ended September 30, 2021, and 2020, the Company paid a related party (Bengal Impact Partners, of which a member of the Board of Directors is a managing partner) $20,000 and $0, respectively, for ongoing corporate advisory services.

For the nine months ended September 30, 2021, and 2020, the Company paid a related party (Salo LLC, owned by a former member of the Board of Directors) for contract staffing expenses in the amount of $0 and $126,896, respectively.

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS, which was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company.

25. Subsequent Events

On November 1, 2021, subsidiaries and an affiliate of the Company entered into a Purchase Agreement with subsidiaries and an affiliate of Copperstate pursuant to which the Company will sell its Phoenix dispensary and cultivation licenses, dispensary inventory and equipment, dispensary lease, and all dispensary revenue-producing contracts to Copperstate for $15,000,010 in cash. The Company expects the Transaction to close during the fourth quarter, subject to regulatory approval and customary closing conditions. As part of the Transaction, at the closing, the parties will enter into a Retail Shelf Space Agreement pursuant to which Copperstate will continue to sell the Company’s cannabis and cannabis products at the Phoenix dispensary for two years.

As part of the Transaction, at the closing the Company and Copperstate will enter into a Cultivation Management Services Agreement (“Cultivation Agreement”) which allows the Company to continue cultivating, manufacturing, and selling wholesale medical and adult-use cannabis and cannabis products in Arizona, subject to regulatory compliance oversight by Copperstate and payment of a monthly fee. Under the Cultivation Agreement, the Company will continue its cultivation operations at its Amado facility at its own expense and will retain all of its wholesale revenue. The Cultivation Agreement has an initial term of five years and three five-year renewal terms

On October 28, 2021, the Company received regulatory approval of its acquisition of a dispensary license in Baltimore, Maryland. The previously-announced transaction is expected to close during the fourth quarter, and will bring the Company’s total number of operating dispensaries in Maryland to two.

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

During the nine months ended September 30, 2021, we had operating revenue in six states: Arizona, Maryland, Minnesota, New Mexico, New York, and Ohio. Retail revenues were derived from sales in eighteen dispensaries throughout five states. We had one operational dispensary in Arizona, one in Maryland, eight in Minnesota, four in New Mexico, and four in New York. Wholesale revenues were derived from sales of products to third parties in the states of Arizona, Maryland, New York, and Ohio.

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

In addition to our core markets, during the nine months ended September 30, 2021, we incurred start-up expenses related to pre-revenue operations in non-core markets, including Massachusetts, Nevada, and Puerto Rico. While these markets may offer future revenue opportunities, our decision to focus efforts and capital on our core markets resulted in changes to future expectations regarding the overall revenue and profitability of our consolidated operations.  We may consider operationalization of these licenses in the future.

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

Three months ended September 30, 2021 Compared to Three months ended September 30, 2020

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in five states and our wholesale sales to third parties in three states. For the three months ended September 30, 2021, 86% of the revenue was generated from retail dispensaries and 14% from wholesale business.  For the three months ended September 30, 2020, 79% of the revenue was generated from retail business and 21% from wholesale business.

For the three months ended September 30, 2021, Minnesota operations contributed approximately 41% of revenues, New York contributed 24%, Arizona contributed 12%, New Mexico contributed 6%, and Maryland contributed 17%. For the three months ended September 30, 2020, Minnesota operations contributed approximately 34% of revenues, New York contributed 23%, Arizona contributed 12%, New Mexico contributed 5%, Maryland contributed 10%, Ohio contributed 1%, and Pennsylvania contributed 15%.

Revenue for the three-months ended September 30, 2021 was $13,369,432, an increase of $893,650 or 7% compared to revenue of $12,475,782 for the three-months ended September 30, 2020. The increase is primarily attributable to increased revenue contributions from the retail businesses in Minnesota and Maryland of $1.2 million and $1.1 million respectively,  partially offset by the lack of third quarter 2021 revenues in the Pennsylvania retail and wholesale businesses, which were divested in 2020. Key revenue drivers are the opening of the Fredrick dispensary in Maryland in the first quarter of 2021, increased patient demand in Minnesota, which is partially the result of four new dispensary openings which occurred after September 30, 2020.

Retail revenue for the three months ended September 30, 2021 was $11,562,440 an increase of $1,658,406 or 17% compared to retail revenue of $9,904,034 for the three months ended September 30, 2020 primarily due to revenue contributions from Minnesota and Maryland.

Wholesale revenue for the three months ended September 30, 2021 was $1,806,992, a decrease of $764,756 compared to wholesale revenue of $2,571,748 for the three months ended September 30, 2020. The decrease in revenue contributions was primarily due to the disposition of our Pennsylvania retail and wholesale operations, which were divested in December and August of 2020, respectively.

	Three Months Ended
	September 30,
	2021	2020	$Change	% Change
Retail:
MN	$5,539,552	$4,293,831	$1,245,721	29%
NY	2,789,985	2,735,990	53,995	2%
AZ	1,326,357	928,718	397,639	43%
NM	854,105	621,728	232,377	37%
MD	1,052,441	—	1,052,441	N.M. %
PA	—	1,323,767	(1,323,767)	(100)%
Total Retail	$11,562,440	$9,904,034	$1,658,406	17%

Wholesale:
AZ	$227,824	$541,388	$(313,564)	(58)%
MD	1,172,961	1,178,516	(5,555)	(0)%
NY	406,207	181,236	224,971	124%
OH	—	137,466	(137,466)	(100)%
PA	—	533,142	(533,142)	(100)%
Total Wholesale	$1,806,992	$2,571,748	$(764,756)	(30)%

Total Revenue	$13,369,432	$12,475,782	$893,650	7%
PA & OH Revenue	$—	$(1,994,375)	$1,994,375	(100)%
Total Revenue excluding PA & OH	$13,369,432	$10,481,407	$2,888,025	28%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Gross profit reflects total net revenue less cost of goods sold. Cost of goods sold represents the costs attributable to producing bulk materials and finished goods, which includes direct materials, labor, and certain indirect costs such as depreciation, insurance and utilities. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

Cost of goods sold are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties.

Cost of goods sold for the three months ended September 30, 2021 was $8,254,444, an increase of $742,445 compared to the three months ended September 30, 2020 of $7,511,999, driven by higher throughput and sales.

Gross profit for the three months ended September 30, 2021 was $5,114,988, representing a gross margin of 38%. This is compared to gross profit for the three months ended September 30, 2020 of $4,963,783 or a 40% gross margin. The decrease in margin was driven by an increase in inventory valuation adjustments of $199,672 compared to the three months ended September 30, 2020. Excluding inventory valuation adjustments, margins were relatively flat.  The Minnesota retail market saw slight margin expansion due to increased sales driven by the addition of four new dispensaries relative to September 30, 2020. The Minnesota margin expansion was offset by slight margin compression in New York and Arizona.

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

Total expenses for the three months ended September 30, 2021 were $9,245,849 an increase of $2,012,880 compared to total expenses of $7,232,969 for the three months ended September 30, 2020. The increase in total expenses was attributable to a increase in stock-based compensation expenses of approximately $0.3 million and an increase general and administrative expenses of $1.6 million which was driven by significant operational buildouts in existing markets, specifically Arizona and Maryland, where we are in the process of large cultivation and manufacturing expansion projects.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the three months ended September 30, 2021 was $(4,130,861), an increase of $1,861,675 compared to $(2,269,186) for the three months ended September 30, 2020.

Total Other Income (Expense)

Total other expense for the three months ended September 30, 2021 was $(1,552,370), a change of $12,776,560 compared to other income of $11,224,190 for the three months ended September 30, 2020. This change is primarily attributable to the gain on disposal of PAMS during the three months ended September 30, 2020 of 16,884,173.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2021, tax expense totaled $560,000 compared to a tax expense of $6,003,000 for the three months ended September 30, 2020. The decrease in tax expense is primarily attributable to the gain on the disposal of PAMS during the three months ended September 30, 2020.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in five states and our wholesale sales to third parties in four states. For the nine months ended September 30, 2021, 82% of the revenue was generated from retail dispensaries and 18% from wholesale business.  For the nine months ended September 30, 2020, 74% of the revenue was generated from retail business and 26% from wholesale business.

For the nine months ended September 30, 2021, Minnesota operations contributed approximately 40% of revenues, New York contributed 26%, Arizona contributed 18%, New Mexico contributed 5%, and Maryland contributed 11%. For the nine months ended September 30, 2020, Minnesota operations contributed approximately 33% of revenues, New York contributed 23%, Arizona contributed 14%, New Mexico contributed 5%, Maryland contributed 8%, and Pennsylvania contributed 17%.

Revenue for the nine months ended September 30, 2021 was $40,790,221, an increase of $3,980,507 or 11% compared to revenue of $36,809,714 for the nine months ended September 30, 2020. The increase is primarily attributable to increased revenue contributions from the retail business in Minnesota and Maryland of $4.1 million and $2.0 million, respectively, and the wholesale business in New York of $1.6 million, partially offset by the lack of 2021 revenues in the Pennsylvania retail and wholesale businesses, which were divested in 2020. Key revenue drivers were the opening of the Fredrick dispensary in Maryland in the first quarter of 2021, increased patient demand in Minnesota, which is primarily the result of four new dispensary openings that occurred after September 30, 2020.

Retail revenue for the nine months ended September 30, 2021 was $33,247,058, an increase of $5,976,669 or 22% compared to retail revenue of $27,270,389 for the nine months ended September 30, 2020 primarily due to revenue contributions from Minnesota, Arizona, and Maryland.

Wholesale revenue for the nine months ended September 30, 2021 was $7,543,163, a decrease of $1,996,162 compared to wholesale revenue of $9,539,325 for the nine months ended September 30, 2020. The decrease in revenue contributions was primarily due to the disposition of our Pennsylvania wholesale operation, which was divested in August of 2020.

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Retail:
MN	$16,126,864	$12,024,850	$4,102,014	34%
NY	8,579,124	8,007,368	571,756	7%
AZ	4,388,668	2,976,038	1,412,630	47%
NM	2,174,447	1,658,096	516,351	31%
MD	1,977,955	—	1,977,955	N.M.
PA	—	2,604,037	(2,604,037)	(100)%
Total Retail	$33,247,058	$27,270,389	$5,976,669	22%

Wholesale:
AZ	$2,754,795	$2,325,291	$429,504	18%
MD	2,571,051	2,811,138	(240,087)	(9)%
NY	2,150,634	504,735	1,645,899	326%
OH	66,683	376,295	(309,612)	(82)%
PA	—	3,521,866	(3,521,866)	(100)%
Total Wholesale	$7,543,163	$9,539,325	$(1,996,162)	(21)%

Total Revenue	$40,790,221	$36,809,714	$3,980,507	11%
PA & OH Revenue	$(66,683)	$(6,502,198)	$6,435,515	(99)%
Total Revenue excluding PA & OH	$40,723,538	$30,307,516	$10,416,022	34%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 30, 2021 was $23,146,503, a decrease of $1,830,898 compared to the nine months ended September 30, 2020 of $24,977,401, driven by higher throughput across all markets decreasing fixed cost per unit.

Gross profit for the nine months ended September 30, 2021 was $17,643,718, representing a gross margin of 43%. This is compared to gross profit for the nine months ended September 30, 2020 of $11,832,313 or a 32% gross margin. The increase in margin was driven by higher throughput across all markets decreasing fixed cost per unit. The Minnesota retail market saw gross profit expansion of approximately $3.5 million due to increased sales driven by the addition of four new dispensaries relative to September 30, 2020. Additionally, the New York market saw gross profit expansion of approximately $1.5 million driven by increased wholesale sales during the nine months ended September 30, 2021.

Our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature that could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses for the nine months ended September 30, 2021 were $30,134,871, a decrease of $2,510,935 compared to total expenses of $32,645,806 for the nine months ended September 30, 2020. The decrease in total expenses was attributable to a decrease in stock- based compensation expenses of approximately $7.7 million partially offset by increase general and administrative expenses of $4.8 million which was driven by significant operational buildouts in existing markets, specifically Arizona and Maryland, where we are in the process of large cultivation and manufacturing expansion projects.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the nine months ended September 30, 2021 was $(12,491,153), a decrease of $8,322,340 compared to $(20,813,493) for the nine months ended September 30, 2020.

Total Other Income (Expense)

Total other expense for the nine months ended September 30, 2021 was $(3,249,254), a change of $10,186,395 compared to other income of $6,937,141 for the nine months ended September 30, 2020. The change is primarily attributable to the gain on the disposal of PAMS during the three months ended September 30, 2020, of $16,884,173.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2021, tax expense totaled $2,970,000 compared to a tax expense of $6,800,000 for the nine months ended September 30, 2020. The decrease in tax expense is primarily attributable to the gain on the disposal of PAMS during the nine months ended September 30, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(6,243,231)	$2,952,004	$(18,710,407)	$(20,676,352)
Interest expense, net	2,254,553	1,255,656	6,037,057	4,249,090
Income taxes	560,000	6,003,000	2,970,000	6,800,000
Depreciation & Amortization	304,540	191,453	1,135,234	722,462
Depreciation included in cost of goods sold	691,662	699,432	1,678,558	1,757,281
EBITDA (non-GAAP)	$(2,432,476)	$11,101,545	$(6,889,558)	$(7,147,519)
Derivative (Gain) Loss	(627,165)	4,066,335	(2,317,065)	5,032,537
Inventory adjustment	351,000	151,328	464,000	484,570
Share-based compensation	835,122	524,052	4,557,777	12,245,412
Severance Expense	—	—	—	339,997
Loss on assets held for sale	—	446,544	—	446,544
Gain on sale of discontinued operations	—	(16,884,173)	(437,107)	(16,884,173)
Adjusted EBITDA (non-GAAP)	$(1,873,519)	$(594,369)	$(4,621,953)	$(5,482,632)

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

5% Convertible Note

On June 17, 2019, the Company issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition.  This note was repaid in full during the nine month period ended September 30, 2021.

Cash Used in Operating Activities

Net cash used in operating activities was $22.7 million for the nine months ended September 30, 2021, an increase of $11.7 million as compared to the nine months ended September 30, 2020. The increase is primarily attributed to a substantial inventory build and a decrease in accounts payable and accrued liabilities driven by the payment of the Company’s 2020 tax liability during the nine months ended September 30, 2021, compared to stable inventory levels and an increase in accounts payable and accrued liabilities during the nine months ended September 30, 2020.

Cash Used in Investing Activities

Net cash used in investing activities was $13.4 million for the nine months ended September 30, 2021, compared to net cash provided by investing activities of $13.3 million for the nine months ended September 30, 2020. The decrease in cash flow is primarily attributable to an increase property, plant, and equipment additions driven by operational expansion in Maryland and Arizona, as well as the divestiture of the Company’s PAMS subsidiary in the third quarter of 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities was $22.4 million for the nine months ended September 30, 2021, an increase of $16.1 million as compared to the nine months ended September 30, 2020. The increase was principally due to the receipt of approximately $23 million in net proceeds from the Credit Facility.

Lease Transactions

As of September 30, 2021, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Arizona, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of September 30, 2021, we operated 18 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2021	September 30, 2021	Total
2021	$612,193	$1,023,262	$1,635,455
2022	2,471,751	7,383,555	9,855,306
2023	2,372,611	10,419,836	12,792,447
2024	2,068,139	10,466,735	12,534,874
2025	1,830,420	10,710,227	12,540,647
Thereafter	3,995,745	216,469,417	220,465,162
Total minimum lease payments	$13,350,859	$256,473,032	$269,823,891
Less discount to net present value			(189,813,692)
Present value of lease liability			$80,010,199

ADDITIONAL INFORMATION

Outstanding Share Data

As of November 8, 2021, we had 80,006,508 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

79,538,377 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

402,720 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

65,411 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of September 30, 2021, we have 23,610,886 employee stock options outstanding, as well as 3,037,649 SVS warrants denominated in C$ and 13,583 MVS warrants related to financing activities.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Outlook

We anticipate that recent growth investments, along with the successful execution of our core market strategy, will yield organic revenue growth for the foreseeable future. We believe that revenue growth, coupled with expectations for reduced selling, general, and administrative expenses as a percentage of revenue, should reduce the operating outflow of cash from existing operations over time. Furthermore, recent efforts to scale production and expand our retail footprint could lead to a substantial improvement in financial performance through 2022 and beyond, especially given the potential for positive regulatory developments.

We remain focused on the prudent deployment of capital into what we believe are high-yield opportunities and on achieving free cash flow from operations. We also are focused on driving margin expansion through operating efficiencies and greater economies of scale with the intention of becoming one of the lowest-cost producers in each of our operational markets. We have taken a strategic approach to facility site selection and generally pursue non-landlocked opportunities that allow for significant future expansion. Our recently completed nine-acre shade house in Arizona, 110,000 square foot expansion of our cultivation facility in Maryland, recently acquired option to purchase an additional 20 acres in Minnesota for future expansion, and ongoing expansion projects in New York demonstrate our large-scale approach to production.

Consistent with a focus on driving profitable growth across our various markets, we are in the process of making further investments in capital expenditures to improve scale with additional facility build outs as our markets continue expanding. Specifically, we have begun construction on a 324,000 square foot indoor cultivation and processing facility in New York, which is being financed entirely through a real estate partner following the execution of a sale-leaseback transaction during the third quarter of 2021. We have been approved by the state to complete 170,000 square feet of this facility, and anticipate completion of this project during the second quarter of 2022.

In Arizona, we completed construction of a second nine-acre shade house adjacent to our existing operations, bringing our total cultivation capacity in the state to approximately 18 acres. We also plan to add a 30,000 square foot processing facility to the property in Arizona. In Maryland, we began  development of an additional 75,000 sq. ft. of cultivation capacity at our existing 110,000 sq. ft. facility in the town of Massey. We previously anticipated these expansion projects in Arizona and Maryland would be completed by the end of 2021, but we have opted to pause construction of these projects as we align development timing with the demand growth we are experiencing in these markets.

Our retail strategy is focused on the growth of our retail footprint and ongoing efforts to rebrand our stores to our Green Goods® retail concept. We opened four new stores in Minnesota in 2020, one new store in Maryland in March of 2021, and finished construction of two additional stores in New Mexico during the second quarter of 2021 which opened in the summer of 2021. We are also evaluating the rebranding of our retail stores in New York as we consider expansion from four to eight dispensaries, but the timing of these initiatives will depend upon the timeline for commencement of adult use sales in the state, as well as regulatory approval of the incremental dispensaries.

In addition to the recent legislation legalizing adult-use cannabis in Arizona, New Mexico, and New York and recent approval of raw flower to the medical program in Minnesota, Maryland could also potentially pass adult-use legislation in 2022 via legislation and/or a ballot initiative. We believe that each of these recent changes in state programs, once sales commence, will serve as significant revenue growth catalyst for our business, and that with large-scale production across our markets there are clear opportunities to protect and expand margins over time.

Following our recent decision to divest our Arizona licenses and Phoenix dispensary in order to focus solely on the wholesale market in Arizona, as well as uncertainty surrounding the start date of adult-use sales in the state of New York, we have revised our previous outlook ranges for financial performance in fiscal year 2022. We now expect fiscal year 2022 revenues to be in the range of $100 to $120 million, and adjusted EBITDA in the range of $20 to $30 million. The achievement of these ranges will depend upon several factors, including the Company’s ability to achieve expected cultivation yields and quality, the timing and availability of funding to complete various development projects, regulatory timelines, the timing of the commencement and performance of adult-use sales in New Mexico and New York, and the timing of the commencement and magnitude of flower sales in the Minnesota medical market.

We expect net capex, excluding financing from real estate partners, to be in the range of approximately $15 to $20 million through 2022. We expect to open an additional four Green Goods® retail dispensaries in New York prior to the start of adult use sales in that state and we expect to add additional stores in New Mexico through the end of 2022. Assuming timely completion of the planned development projects and that the timing of regulatory changes is as we anticipate, we expect to generate positive cash flow from operations for full fiscal year 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 1, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC

10.2	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 24, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC

10.3	Third Amendment to Lease Agreement, dated September 24, 2021, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC.

Date: November 10, 2021	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer

Date: November 10, 2021	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer