Form 10-K
period 2021-12-31
Goodness Growth Holdings, Inc.
filed 2022-03-15
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Subordinate Voting Shares

Multiple Voting Shares

Super Voting Shares

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ◻    No  ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the shares of Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares (based on as converted basis, based on the closing price of these shares on the OTCQX) on June 30, 2021, held by non-affiliates of the registrant was approximately $214,270,692.

As of March 11, 2022, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 83,037,528; Multiple Voting Shares – 385,327; and Super Voting Shares – 65,411.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2022 Annual and Special Meeting of Shareholders (the “2022 Management Information Circular and Proxy Statement”). The 2022 Management Information Circular and Proxy Statement will be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the end of the year ended December 31, 2021.

VIREO HEALTH INTERNATIONAL, INC.

EXPLANATORY NOTE

Unless the context provides otherwise, references herein to “we,” “us,” “our,” “Company” or “Goodness Growth” refer to Goodness Growth Holdings, Inc. together with our wholly owned subsidiaries. References to “Darien Business Development Corp.” or “Darien” refer to the Company prior to completion of the RTO (as hereinafter defined).

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

Emerging Growth Company Status

As a company with less than $1.07 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;
●	Exemptions from non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;
●	Our election under Section 107(b) of the JOBS Act to delay adoption of new or revised accounting standards with different effective dates for public and private companies until those standards would otherwise apply to private companies; and
●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements” under U.S. or Canadian securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “expect,” “plan,” “expected,” “scheduled,” “estimates,” “estimated,” “forecasts,” “continue,” “continued,” “anticipate,” “will,” “expectations,” “cannot,” “could,” “believe,” “focused,” “intention,” “strategic,” “future,” “approach,” “strategy,” “efforts,” “potential,” “potentially,” “possible,” “may,” “intend,” “intended,” “intent,” “should,” “might,” “would,” “achieve,” “allowed to,” “over time,” “likely,” “remain,” “opportunities,” “seeking,” or the negative or plural of these words or similar expressions or variations. Furthermore, forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K, other than the statements regarding the proposed arrangement with Verano Holdings Inc., do not assume the consummation of such proposed arrangement unless specifically stated otherwise.

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

PART I

Item 1.Business

Background

Goodness Growth Holdings, Inc. is a reporting issuer in Canada, with its securities listed for trading on the Canadian Securities Exchange (the “CSE”) under the symbol “GDNS” and on the OTCQX under the symbol “GDNSF”. Goodness Growth is a physician-led, science-focused cannabis company focused on building long-term, sustainable value by bringing the best of medicine, science, and engineering to the cannabis industry. With our core operations strategically located in four limited-license medical and adult-use markets, Goodness Growth cultivates and manufactures cannabis products in environmentally friendly greenhouses and other facilities and distributes these products through our growing network of Green Goods™ and other Goodness Growth branded retail dispensaries, as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

As of March 11, 2022, Goodness Growth is licensed in eight states and territories, consisting of Arizona, Maryland, Massachusetts, Minnesota, Nevada, New Mexico, New York, and Puerto Rico. As of March 11, 2022, we retail cannabis products in 18 dispensaries located in Maryland (2), Minnesota (8), New Mexico (4), and New York (4) and wholesales cannabis products, through third-party companies, in Arizona, Maryland, Minnesota, and New York.

Our registered office is located at 1500 Royal Centre, 1055 West Georgia Street, P.O. Box 11117, Vancouver, British Columbia V6E 4N7. Our head office is located at 207 South Ninth Street, Minneapolis, Minnesota 55402.

History of the Company

Our business was established in 2014 as Minnesota Medical Solutions, LLC, and we received our first license in December 2014. The Company was incorporated under the Business Corporations Act (Alberta) on November 23, 2004 under the name “Initial Capital Inc.” On May 8, 2007, the Company changed its name to “Digifonica International Inc.” following the completion of a qualifying transaction. On December 9, 2013, the Company continued into British Columbia under the name of “Dominion Energy Inc.” The Company had several name changes before ultimately changing its name to “Darien Business Development Corp.” on March 13, 2017. Vireo Health, Inc. (“Vireo U.S.”) was organized as a limited liability company under Minnesota law on February 4, 2015 and converted to a Delaware corporation on January 1, 2018. Vireo U.S. acquired all the equity of Minnesota Medical Solutions, LLC, and Empire State Health Solutions, LLC, in an equity interest swap transaction on January 1, 2018. On March 18, 2019, Vireo U.S. completed the reverse takeover transaction of Goodness Growth (formerly Vireo Health International Inc., which was formerly Darien Business Development Corp. or “Darien”) (the “RTO”) whereby Darien acquired all the issued and outstanding shares of Vireo U.S. Following the completion of the reverse takeover, the former shareholders of Vireo U.S. acquired control of the Company as they owned a majority of the outstanding shares of the Company upon completion of the RTO. Concurrently with the completion of the RTO, the Company changed our name to “Vireo Health International, Inc.” In June 2021, we changed our name to “Goodness Growth Holdings, Inc.”

Arrangement Agreement

On January 31, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Inc. (“Verano”), pursuant to which Verano will acquire all of the issued and outstanding common shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares will receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement (the “Effective Time”). At the Effective Time, in accordance with the terms of Goodness Growth’s 2019 Company Equity Incentive Plan, the terms of each Goodness Growth option and RSU will be adjusted to entitle the holder to receive, upon exercise, in substitution for the number of Goodness Growth Shares subject to such option or RSU, that number of Verano Shares based on the Exchange

Ratio. In accordance with the terms of Goodness Growth’s outstanding warrants, the terms of each Goodness Growth warrant will be adjusted to entitle the holder to receive, upon exercise, in substitution for the number of Goodness Growth Shares subject to such warrant, that number of Verano Shares based on the Exchange Ratio.

The Arrangement is subject to a number of conditions, including the approval by at least (i) 66 2/3% of the holders of the Goodness Growth Shares (“Goodness Growth Shareholders”) represented in person or by proxy at a special meeting of Goodness Growth Shareholders (the “Meeting”), voting together as a single class, and (ii) pursuant to Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (“MI 61-101”), the approval of the majority of the votes cast by the holders of Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares, on a class basis, excluding the votes of Goodness Growth Shareholders whose votes are required to be excluded for the purposes of “minority approval” pursuant to MI 61-101. It is a condition to closing in favor of Verano that holders of less than 3% of the outstanding Goodness Growth Shares shall have validly exercised dissent rights with respect to the Arrangement that have not been withdrawn as of the effective date of the Arrangement. In addition, the Arrangement is subject to approval of the Supreme Court of British Columbia (or any other court with appropriate jurisdiction) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Arrangement, certain regulatory approvals, including the approval under New York State regulatory requirements and the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions of closing. The Arrangement is also conditional upon the approval, subject to customary conditions, of the listing of Verano Subordinate Voting Shares issuable pursuant to the Arrangement on the Canadian Securities Exchange. The Arrangement Agreement may be terminated by mutual written consent of the Verano and Goodness Growth and by either party in certain circumstances as more particularly set forth in the Arrangement Agreement.

In connection with the proposed transaction, Goodness Growth will file a management information circular and proxy statement on Schedule 14A containing important information about the proposed transaction and related matters. Additionally, we will file other relevant materials in connection with the proposed transaction with the applicable securities regulatory authorities. Goodness Growth investors and security holders are urged to carefully read the entire management information circular and proxy statement (including any amendments or supplements to such documents) before making any voting decision with respect to the proposed transaction because they contain important information about the proposed transaction and the parties to the transaction. The management information circular and proxy statement will be mailed to the Goodness Growth shareholders and available on the Company’s SEDAR and EDGAR profile.

We have prepared this Annual Report on Form 10-K and the forward-looking statements contained in this Annual Report on Form 10-K as if we were going to remain an independent company. If the Arrangement is consummated, many of the forward-looking statements contained in this Annual Report on Form 10-K will no longer be applicable.

Description of the Business

Overview of the Company

Goodness Growth is a United States-based multi-state cannabis company with significant operations in our four core markets of Maryland, Minnesota, New Mexico, and New York. We are science-focused and dedicated to providing patients and adult-use customers with high quality cannabis-based products. We cultivate cannabis in environmentally friendly greenhouses, manufacture pharmaceutical-grade cannabis extracts, and sell our products at both Company-owned and third-party dispensaries to qualifying patients and adult-use customers. We currently serve thousands of customers each month.

Adult-use cannabis sales began in Arizona in 2021. New Mexico sales of adult-use products are expected to begin in the first half of 2022. In 2021, New York adopted legislation allowing adult-use cannabis and sales are expected to begin in 2023. Our remaining core markets of Maryland and Minnesota also have the potential to enact adult-use legalization in the next 24 months. As of March 11, 2022, five of our eight markets are operational, with 18 of our total retail dispensary licenses open for business.

Our principal locations and type of operation are listed below:

Location	Nature and Status of Operations	Opened or Acquired
Amado, Arizona	Fully operational cultivation facility(1)	Acquired in 2019
Hurlock, Maryland	Fully operational processing facility	Opened in 2018
Baltimore, Maryland	Fully operational dispensary facility	Acquired in 2021
Frederick, Maryland	Fully operational dispensary facility	Opened in 2021
Massey, Maryland	Fully operational cultivation facility	Opened in 2021
Holland, Massachusetts	Cultivation land purchased; pre-development	Acquired in 2019
Otsego, Minnesota	Fully operational cultivation and processing facility	Opened in 2015
Minneapolis, Minnesota	Fully operational dispensary facility	Opened in 2015
Bloomington, Minnesota	Fully operational dispensary facility	Opened in 2016
Moorhead, Minnesota	Fully operational dispensary facility	Opened in 2015
Rochester, Minnesota	Fully operational dispensary facility	Opened in 2015
Hermantown, Minnesota	Fully operational dispensary facility	Opened in 2020
Blaine, Minnesota	Fully operational dispensary facility	Opened in 2020
Burnsville, Minnesota	Fully operational dispensary facility	Opened in 2020
Woodbury, Minnesota	Fully operational dispensary facility	Opened in 2020
Caliente, Nevada	Initial cultivation and processing facility complete; awaiting interior build out	Acquired in 2021
Gallup, New Mexico	Fully operational dispensary facility	Acquired in 2019
Gallup, New Mexico	Fully operational cultivation facility	Acquired in 2019
Gallup, New Mexico	Fully operational cultivation facility	Opened in 2021
Santa Fe, New Mexico	Fully operational dispensary facility	Acquired in 2019
Las Cruces, New Mexico	Fully operational dispensary facility	Opened in 2021
Albuquerque, New Mexico	Fully operational dispensary facility	Opened in 2021
Johnstown, New York	Fully operational cultivation and processing facility	Opened in 2016
Colonie, New York	Fully operational dispensary facility	Opened in 2016
Elmhurst, New York	Fully operational dispensary facility	Opened in 2016
Johnson City, New York	Fully operational dispensary facility	Opened in 2016
White Plains, New York	Fully operational dispensary facility	Opened in 2016
Barceloneta, Puerto Rico	Cultivation and processing facility lease executed; construction completed; awaiting final approval	Pending approval
Vega Baja, Puerto Rico	Cultivation land lease executed; pre-development	Pre-development

(1) Operated for licensee pursuant to cultivation management services agreement

Our mission is to provide patients and consumers with best-in-class cannabis products and expert advice, informed by medicine and science. We also are seeking to develop intellectual property that is complementary to our mission, including novel product formulations, novel delivery systems and harm-mitigation processes.

We have developed proprietary cannabis strains, cultivation methods, carbon dioxide extraction, ethanol extraction, and other processes related to the production, refinement, and packaging of cannabis products. We have documented the relevant processes in the form of standard operating procedures and work instructions, which are only shared with third parties when absolutely required and then only upon receipt of written non-disclosure agreements.

We have sought and continue to seek to protect our trademark and service mark rights. Because the cultivation, processing, possession, transport and sale of cannabis and cannabis-related products remain illegal under the Controlled Substances Act (as defined below) we are not able to fully protect our intellectual property at the federal level. As a result, we have sought and continue to seek federal registrations in limited classes of goods and services and have obtained several state registrations.

The Cannabis Industry and Business Lines of the Company

According to market research projections by BDSA Analytics, Inc., global legal cannabis sales are expected to reach over $61 billion by 2026, including U.S. sales of $46 billion in 2026.

As described further below, United States federal law now bifurcates the legality of “hemp” from “marihuana” (also commonly known as marijuana). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”

To date, in the United States, medical cannabis has been legalized in 39 states and the District of Columbia, while 19 states and the District of Columbia have approved cannabis for recreational use by adults (adult-use).

A Gallup national poll in the fall of 2021 indicates that nearly 7 in 10 people support legalization of cannabis. We operate within states where medical and/or recreational use has been approved by state and local governing bodies.

We strive to meet best-in-class health, safety and quality standards relating to the growth, production and sale of cannabis medicines, and products for consumers. Our offerings include cannabis flower, cannabis oil, cannabis topicals, orally ingestible tablets, capsules featuring cannabinoids, and vaporizer pens and cartridges.

We are a vertically integrated cannabis company that operates from “seed-to-sale.” We have three business lines:

i.	Cultivation: We grow cannabis in outdoor, indoor and greenhouse facilities. Our expertise in growing enables us to produce award-winning and proprietary strains in a cost-effective manner. We sell our products in company-owned or -managed dispensaries and to third parties where lawful.
ii.	Production: We convert cannabis biomass into formulated oil, using a variety of extraction techniques. We use some of this oil to produce consumer products such as vaporizer cartridges and edibles, and we sell some oil to third parties in jurisdictions where this practice is lawful.
iii.	Retail Dispensaries: We operate retail dispensaries that sell proprietary and, where lawful, third-party cannabis products to retail customers and patients.

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
ii.	Product Availability: Control over our cultivation facilities allows us to monitor and update the product mix in our dispensaries to meet evolving demand, especially in the form of strain selection and diversity.
iii.	Quality Assurance: Quality and safety of cannabis products are critically important to our customers. Control over growing processes greatly reduces the risk of plant contamination or infestation. We believe that products with consistent quality can demand higher retail prices.

Our focuses on quality, potency, strain diversity and production at scale are important because it believes that the wholesale market for cannabis plant material will become increasingly price competitive over time. More companies are entering, and will likely continue to enter, this segment of the industry. We believe that manufacturers and retailers that source high-quality, low-cost plant material will have a significant advantage in the medium and long term.

Cultivation and Production Facilities

Except for our bifurcated cultivation-only and production-only facilities in Maryland and the cultivation-only facility we operate in Arizona, we operate combined cultivation and production facilities. Each cultivation and production facility focuses primarily on the development of cannabis products and dried cannabis plant material for medical and other consumer use, as well as the research and development of new strains of cannabis. At all our facilities, we focus on consumer safety and maintaining strict quality control. The methods used in our facilities result in several key benefits, including consistent production of high-quality product and the minimization of product recalls and patient complaints.

We operate the following cultivation and production facilities as of the close of business on March 11, 2022:

Arizona:	•	We operate one cultivation facility of approximately 18 acres for a licensee pursuant to a cultivation management services agreement.
	•	Our results of operations and financial results in Arizona are not dependent upon sales to one or a few major customers.
Maryland:	•

We operate two dispensaries, one cultivation facility of approximately 110,000 square feet, and one production facility of approximately 30,000 square feet. In November 2021, we acquired our second dispensary in Baltimore, Maryland.

•

In March 2021, we transferred the cultivation license from our formerly co-located cultivation and processing facility to another facility consisting of approximately 110,000 square feet of greenhouse space and associated land and buildings. The production operation remains at the original combined cultivation and processing facility.

•

Our wholesale business is continuing to experience growth in this medical market. Investments in proprietary edible formulations and the introduction of new brands have the potential for improved financial results.

	•	We have a number of customers; our results of operations and financial results in Maryland are not dependent upon sales to one or a few major customers.
Minnesota	•	Currently operate eight retail dispensaries and one cultivation and production facility of approximately 90,000 square feet.
	•	We have a large number of customers; our results of operations and financial results in Minnesota are not dependent upon sales to one or a few major customers.
New Mexico	•	Currently operate and control approximately 3,000 square feet of cultivation and production and have four operational retail dispensaries.
	•	In April 2021, we obtained final approval of our expanded cultivation capacity, which added an additional 12,600 square feet. We also opened two additional retail dispensary locations in August 2021.
	•	We have a large number of customers; our results of operations and financial results in New Mexico are not dependent upon sales to one or a few major customers.
•

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

New York	•	Currently operate four retail dispensaries and one cultivation and production facility of approximately 60,000 square feet.

•	We purchase a modest portion of our manufactured products inventory from several of the nine other registered organizations.
•	Also operate a legal home-delivery business in New York City and certain surrounding areas.
•

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

•	We have a large number of customers; our results of operations and financial results in New York are not dependent upon sales to one or a few major customers.

Manufacturing

We manufacture, assemble, and package cannabis finished goods across a variety of product segments:

i.	Inhalable: flower and trim, dabbable concentrates (e.g., Hash, Rosin, Temple Balls), distillate pre-filled vaporizer pens and cartridges, pre-rolls, distillate syringes.
ii.	Ingestible: edibles, tablets, softgels, oral solutions, oral spray, tinctures, lozenges.
iii.	Topicals: balms and topical bars.

We have wholesale operations in Arizona, Maryland, Minnesota, and New York. Manufactured products are sold to third parties, where allowed, and are also distributed to Company-owned and operated retail dispensaries.

Principal Products or Services

Our brands include:

●	Vireo Health® brand pre-filled distillate vaporizer pens and cartridges, syringes, distilled oil, softgels, tablets, oral solutions, oral spray, tinctures, topical bars, and topical balms;
●	Vireo Spectrum™ brand pre-filled distillate vaporizer pens and cartridges, syringes, bulk oil, softgels, tablets, oral solutions, oral spray, topical bars, and topical balms;
●	1937™ brand distillate vaporizer pens and cartridges, flower and trim, and dabbable concentrates (e.g., Hash, Rosin, Temple Balls);
●	LiteBud™ pre-roll and flower products;
●	Hi-Color™ edibles;
●	Kings and Queens™ concentrates, including live and cured resin badder, budder, sugar, and sauce; and
●	Various other flower and trim brands.

The following table shows which principal manufactured products we currently sell at our dispensaries in our various markets:

Market	Principal Products
Arizona	Bulk Flower; 1937 Pre-Pack Flower; Bulk Trim; Bulk Whole Plant Strip; Bulk Manicured Whole Plant Strip; 1937 Temple Balls; 1937 Hash; Kings and Queens™ concentrates; Elephant Head Farm flower products
Maryland

1937 Vape Cartridges; Vireo Spectrum Vape Cartridges; Vireo Spectrum Syringes/Bulk Oil; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Balm; Vireo Spectrum Tablet; 1937 Concentrates; 1937 Pre-Rolls; Litebud Pre-Rolls; 1937 Pre-Pack Flower; 1937 Bulk Flower; 1937 Bulk Trim; Hi-Color™ edibles; Kings and Queens™ concentrates

Minnesota

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

Principal Business Objectives

Our principal business objectives over the next 12-month period include achieving positive operating cash flow; continuing growth and expansion in the Minnesota market through flower offerings and, beginning in August 2022, edibles, subject to regulatory approval; planning and execution in New York for impending adult use program through expanding our facilities and product offerings, subject to regulatory approval; successfully transitioning to adult-use in New Mexico; and increasing wholesale sales in our core markets.

Employees

As of March 1, 2022, we had 549 employees, 422 of whom were full time employees. Certain of our employees in Maryland, Minnesota and New York are represented by local offices of the United Food and Commercial Workers International Union (“UFCW”). The collective bargaining agreements with the employees in these states expire as follows:

State	Agreement Expiration
Maryland	March 31, 2022
Minnesota	November 21, 2024
New York (non-drivers)	July 31, 2022

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

We have successfully registered the trademarks Vireo Health® Green Goods® with the USPTO and have applied to register a number of other trademarks with the USPTO, including:

●	1937™
●	Lite Bud™
●	Chandra™
●	Terp Safe™
●	Relief Ratio™
●	Amplifi™

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

The industry is highly competitive with many operators, including large multi-state operators and smaller regional and local enterprises. We face competition from other companies that may have greater resources, enhanced access to public equity and debt markets, more experienced management, or that may be more mature as businesses. There are several multi-state operators that we compete directly with in some of our operating markets. Aside from current direct competition, other multi-state operators that are sufficiently capitalized to enter the Company’s markets through acquisitive growth are also considered potential competitors. Similarly, if and to the extent we continue to enter new markets, we will encounter new direct competitors. We also face an increased competitive environment across several markets as those markets mature arising from better capitalized competitors, some with superior locations and lower costs than the Company.

See “Risk Factors – We face intense competition in a new and rapidly growing industry from licensed companies with more experience and financial resources than we have and from unlicensed and unregulated participants.”

Regulation of Cannabis in the United States

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we operate through our subsidiaries. We currently operate facilities in Arizona, Maryland, Minnesota, New Mexico, and New York.

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

As a result of the Sessions Memorandum, federal prosecutors were free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active federal prosecutors will be in relation to such activities. Furthermore, the Sessions Memorandum did not discuss the treatment of medical cannabis by federal prosecutors. As an industry best practice, despite the rescission of the Cole Memorandum, we continue to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

●	Ensure the operations of our subsidiaries and business partners are compliant with all licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of our operations with all applicable regulations.
●	The activities relating to cannabis business adhere to the scope of the licensing obtained for example, in the states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis.
●	We only work through licensed operators, which must pass a range of requirements, adhere to strict business practice standards, and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs, and cartels.
●	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.
●	Our subsidiaries have implemented inventory-tracking systems and necessary procedures to ensure that inventory is effectively tracked, and the diversion of cannabis and cannabis products is prevented.

Former Attorney General William Barr, who succeeded Attorney General Sessions, did not provide a clear policy directive for the United States related to state-legal cannabis-related activities. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated, “I do not intend to go after parties who have complied with state law in reliance on the Cole Memorandum.” Attorney General Barr’s statements were not an official declaration of the DOJ policy and were not binding on the DOJ, on any U.S. Attorney or on the Federal courts. On March 11, 2021, Merrick Garland was confirmed as the new Attorney General. Attorney General Garland has not yet made a formal statement or written response on the matter; however, during his confirmation hearings he stated that federal prosecution of state-licensed cannabis operators is not a “useful use” of limited prosecutorial resources. Moreover, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that Federal authorities may enforce current U.S. federal law. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating agreement procedures. While our operations are in material compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. For the reasons described above and the risks further described in the Risk Factors section below, there are significant risks associated with our business.

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

Regulation of the Cannabis Market at State and Local Levels

Below is a summary overview of the licensing and regulatory framework in the states where Goodness Growth or our subsidiaries are currently operating under licenses or rights to operate.

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

Operations in Arizona

Our subsidiaries Elephant Head Farm, LLC (“EHF”) and Retail Management Associates, LLC (“RMA”) perform fee-based management services consisting of the operation of one dispensary, dually licensed for adult-use and medical sales, and one medical cultivation facility for a non-profit licensee and affiliate of Goodness Growth, Arizona Natural Remedies, Inc. (“ANR”) (executives of the Company constitute all of the members of the board of directors of ANR). The non-profit licensee held a Medical Marijuana Dispensary Registration Certificate, Marijuana Establishment License for adult-use sales, and Approval to Operate, issued by the DHS, as well as a Special Use permit issued by the city of Phoenix, which collectively permitted ANR to own a single, dual licensed dispensary in Phoenix and a cultivation facility in southern Arizona designated for use with ANR’s medical license.

On November 22, 2021, our subsidiary, Vireo Health of Arizona, LLC, which is the owner of EHF and RMA, completed the sale of ANR’s dispensary license to S Flower N Phoenix, LLC (“S Flower”). As part of the transaction, our subsidiary, EHF Cultivation Management, LLC (“EHF Cultivation”), entered into a cultivation management services agreement with S Flower, which allows EHF Cultivation to operate pursuant to S Flower’s medical cultivation facility license. EHF Cultivation is permitted to wholesale cannabis to other medical and/or adult use licensed dispensaries within Arizona.

Arizona Licenses and Regulations

Arizona state licenses are renewed biennially. Every other year, licensees are required to submit a renewal application per guidelines published by the AZDHS. While renewals are biennial, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.

Arizona is a vertically integrated system, so that each license permits the holder to acquire, cultivate, process, distribute and/or dispense, deliver, manufacture, transfer, and supply medical marijuana in compliance with the AMMA and AZDHS rules and regulations. EHF Cultivation is subject to the AMMA and AZDHS rules and regulations pursuant to its contractual relationship with S Flower to operate a medical cultivation facility. For every ten (10) pharmacies that have registered under A.R.S. § 32-1929, have obtained a pharmacy permit from the Arizona Board of Pharmacy, and operate in the State, the AZDHS may issue one non-profit medical cannabis dispensary registration certificate and one marijuana establishment license. Non-profit medical cannabis dispensaries may acquire, possess, cultivate, manufacture, deliver, transfer, transport, supply, sell or dispense marijuana or related supplies and educational materials to qualifying patients, a designated caregiver, a nonprofit medical cannabis dispensary agent or an independent third-party laboratory agent who has been issued and possesses a valid registry identification card. Marijuana establishment licensees may operate all of the following: (1) a single retail location at which the licensee may sell marijuana and marijuana products to consumers, cultivate marijuana and manufacture marijuana products; (2) a single off-site cultivation location at which the licensee may cultivate marijuana, process marijuana and manufacture marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumers; and (3) a single off-site location at which the licensee may manufacture marijuana products and package and store marijuana and marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumer. Cultivation and processing sites can be located anywhere in the State and are not limited to their district (Community Health Analysis Area). Dispensaries are limited to their district for their first three years of operation and may apply to relocate thereafter. Arizona dispensary registration certificates are valid for two years after the date of issuance. The holder of a dispensary registration certificate must also submit an application for approval to operate a dispensary to the AZDHS. A dispensary that has approval to operate as a dispensary issued by the AZDHS is subject to biennial renewals of its Medical Marijuana Dispensary Registration Certificate and Marijuana Establishment License.

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

Licenses in Maryland

In Maryland, we operate one dispensary in Frederick, Maryland, which opened in March 2021 and one dispensary in Baltimore, Maryland, which we acquired in November 2021. We also operate in Maryland a production facility of 30,000 square feet to serve the wholesale market and a 110,000 square-foot cultivation facility. We hold phase 2 licenses for cultivation, processing, and dispensing. Wholesale revenues have grown, driven in part by new product offerings and increased market penetration. Heading into fiscal year 2022, we anticipate continued revenue growth. Our cultivation and production licenses, as well as the license for our Frederick, Maryland dispensary, were awarded to our affiliate MaryMed, LLC through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. Our dispensary license for our Baltimore, Maryland location was acquired from Charm City Medicus, LLC on November 19, 2021. We believe that our medical and scientific background has helped Goodness Growth develop a competitive advantage in the marketplace with respect to applying and winning some merit-based license awards.

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

Medical cannabis is provided to patients as a dried raw cannabis, liquid, pill, topical (lotions, balms, and patches), vaporized delivery method that does not require the use of dried leaves or plant form, water-soluble cannabinoid multi-particulates (for example, granules, powders, and sprinkles) and orally dissolvable products such as lozenges, gums, mints, buccal tablets, and sublingual tablets.

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

In August 2022, edibles are scheduled to be added to the medical program in Minnesota.

Licenses and Permits in Minnesota

Our license in Minnesota was awarded to the Company through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific background has helped us develop a competitive advantage in the marketplace with respect to applying and winning some merit-based license awards.

Vireo Health of Minnesota, LLC (“Vireo Minnesota”), which is a subsidiary of Goodness Growth, holds one vertically-integrated medical cannabis license to operate one cultivation and production facility in Otsego, MN and eight retail medical cannabis dispensaries in the state of Minnesota, located in Blaine, Bloomington, Burnsville, Hermantown, Rochester, Minneapolis, Moorhead, and Woodbury.

Minnesota Licenses and Regulations

We currently operate eight retail dispensaries and one cultivation and production facility of approximately 90,000 square feet. Recent changes to the state’s qualifying conditions for medical cannabis patients have contributed to increases in patient enrollment, and the legislature also recently granted Vireo Minnesota four additional dispensary licenses, all of which opened in the fourth quarter of 2020. These additional dispensary licenses, combined with the March 2022 addition of dried raw cannabis to the list of allowed delivery methods, give our management team optimism that the Minnesota market remains a strong near-term growth opportunity for the Company.

Minnesota state licenses are renewed every two years. Every two years, licensees are required to submit a renewal application with the commissioner at least six months before its registration term expires per Minnesota Administrative Rule 4770.1460. The most recent manufacturer annual fee paid in 2021 was $189,220 and is non-refundable. Additionally, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, Vireo Minnesota expects to receive the applicable renewed license in the ordinary course of business. While Vireo Minnesota’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that Vireo Minnesota’s license will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations of the Company and have a material, adverse effect on the Company’s business and financial results.

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

The Cannabis Regulation Act (“Cannabis Regulation Act”) was signed into law on April 12, 2021. The Cannabis Regulation Act established the regulatory framework for use of recreational cannabis within the State of New Mexico to allow for the sale, possession, and consumption of recreational marijuana in the state for adults 21 and older. The Cannabis Regulation Act also created the Cannabis Control Division (“NMCCD”) under the New Mexico Regulation and Licensing Department, which now oversees the NMMCP which was previously subject to the regulatory authority of NMDOH. The first dispensaries providing adult-use cannabis will begin sales in April 2022.

Licenses in New Mexico

Pursuant to a management agreement with our affiliate Red Barn Growers, Inc. (“Red Barn”), a New Mexico non-profit corporation and NMCCD licensee, Vireo Health of New Mexico, LLC (“VHNM”), a wholly-owned subsidiary of Goodness Growth, currently operates four dispensaries located in Albuquerque, Las Cruces, Santa Fe and Gallup and a cultivation and processing facility located in Gallup.

New Mexico Licenses and Regulations

In New Mexico, we currently operate an approximately 15,000 square feet of cultivation and production and have four operational retail dispensaries.

The NMCCD has established the following types of cannabis licenses: couriers; producers; manufacturers; retailers; microbusinesses; cannabis consumption lounges; vertically integrated establishments; and integrated microbusinesses. Red Barn operates pursuant to a vertically integrated establishment license issued by NMCCD. Red Barn’s vertically integrated establishment licenses allows it to cultivate, process, and distribute cannabis.. Each vertically integrated licensee can operate an unlimited number of dispensaries.

New Mexico Reporting Requirements

The state of New Mexico uses BIOTRACKTHC© as the state’s computerized T&T system used to track commercial cannabis activity and seed-to-sale. Individual licensees are required to push data to the state to meet all reporting requirements.

New York

New York Regulatory Landscape

The Compassionate Care Act was signed into law on July 5, 2014. The law was expanded in January 2022 to remove a previous list of qualifying conditions. The law now allows patients to use medical cannabis for any condition that could be treated by medical cannabis as recommended by their doctor.

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

There are ten registered organizations, which each hold a vertically integrated license allowing the cultivation, manufacture, transport, distribution, and dispensation of medical cannabis. Registered organizations may only manufacture medical cannabis products in forms approved by the Commissioner of the Department of Health. Approved forms currently include whole flower, metered liquid or oil preparations, solid and semisolid preparations (e.g., capsules, chewable and effervescent tablets, lozenges), metered ground plant preparations, and topical forms and transdermal patches. The Compassionate Care Act expressly provides that a certified medical use of cannabis does not include smoking and that all prices must be approved by the New York Department of Health.

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

The Marihuana Regulation & Taxation Act was signed into law on March 31, 2022, legalizing adult-use cannabis in New York State. MRTA established a new Office of Cannabis Management governed by a Cannabis Control Board to comprehensively regulate adult-use, medical, and hemp cannabis. The OCM will issue licenses and is currently promulgating rules and regulations outlining how and when business can participate in the new industry. Adult-use sales are not expected to begin in 2023.

Licenses and Permits in New York

Our licenses in New York were each awarded to us through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific background has helped the Company develop a competitive advantage in the marketplace with respect to applying and winning some merit-based license awards.

Through our subsidiary Vireo Health of New York, LLC, we hold one of ten vertically integrated medical cannabis licenses. We currently have a cultivation and processing facility in Johnstown, NY and four dispensaries throughout the State in New York City (Queens County), Binghamton, White Plains and Albany. We also operate a home-delivery service based out of our Queens dispensary.

Our New York cultivation and processing facility is approximately 21 acres and compromised of 13,650 square foot of indoor cultivation space, 38,304 square feet of greenhouse cultivation space, and 7,350 square feet of laboratory and processing space. TThe facility has been in continuous production and sale of cannabis since January 2016.

New York Licenses and Regulations

In New York, we were one of the original five registered organizations, placing second in the initial selection process, and is currently one of only ten registered organizations operators in the state. While we believe the long-term opportunity in New York is substantial, recent performance has been impacted by neighboring states transitioning to recreational-use jurisdictions, as well as by increasing competition from other developing operators. New product introductions and the beginning of wholesale revenue streams may contribute to improving profit margins in the future. We anticipate additional growth of our home delivery service.

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

Our Compliance Program

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

With the oversight of our General Counsel and Chief Compliance Officer, our compliance team oversees, maintains, and implements our compliance program. In addition to our internal legal department, we have engaged state regulatory compliance counsel in many jurisdictions.

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

In January 2018, United States Attorney General, Jeff Sessions rescinded the Cole Memorandum and thereby created a vacuum of guidance for enforcement agencies and the DOJ. As an industry best practice, despite the recent rescission of the Cole Memorandum, we continue to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

●	Ensure the operations of our subsidiaries and business partners are compliant with all licensing requirements related to cannabis operation by applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable regulations;
●	The activities relating to cannabis business adhere to the scope of the licensing obtained. For example, in the states where only medical cannabis is permitted, cannabis products are only sold to patients who hold the necessary documentation whereas, in the states where cannabis is permitted for adult recreational use, in the future, we intend to sell our cannabis products only to individuals who meet the requisite age requirements;
●	We adhere to compliant business practices and has implemented strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels; and
●	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

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

Set forth below is a summary of the principal risks we face:

●	There are various risks associated with the proposed arrangement with Verano that could impact our business operations, financial results, and share price, including the failure to complete or delays in completing the arrangement, termination of the arrangement, payment of termination amounts in certain circumstances, and the fixed nature of the consideration.
●	Marijuana remains illegal under U.S. federal law, and enforcement of U.S. cannabis laws could change.
●	There is a substantial risk of regulatory or political change.

●	We may be subject to action by the U.S. federal government through various government agencies for participation in the cannabis industry.
●	U.S. state and local regulation of cannabis is uncertain and changing.
●	State regulatory agencies may require us to post bonds or significant fees.
●	We may be subject to heightened scrutiny by U.S. and Canadian authorities, which could ultimately lead to the market for Subordinate Voting Shares becoming highly illiquid and our shareholders having no ability effect trades in Subordinate Voting Shares in Canada.
●	We may face state limitations on ownership of cannabis licenses.
●	We may become subject to FDA or ATF regulation.
●	Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.
●	We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.
●	Because marijuana is illegal under U.S. federal law, we may be unable to access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy in an entity in which we invest.
●	Because our contracts involve marijuana and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.
●	We may not be able to secure our payment and other contractual rights with liens on the inventory or licenses of our clients and contracting parties under applicable state laws.
●	Because marijuana is illegal under U.S. federal law, marijuana businesses may be subject to civil asset forfeiture.
●	We may be subject to constraints on and differences in marketing our products under varying state laws.
●	The results of future clinical research may be unfavorable to cannabis, which may have a material, adverse effect on the demand for our products.
●	Inconsistent public opinion and perception of the medical recreational use marijuana industry hinders market growth and state adoption.
●	Investors in the Company who are not U.S. citizens may be denied entry into the United States.
●	As a cannabis business, we are subject to unfavorable tax treatment under the Code.
●	If our operations are found to be in violation of applicable money laundering legislation and our revenues are viewed as proceeds of crime, we may be unable to effect distributions or repatriate funds to Canada.
●	We incurred net losses in fiscal years 2021, 2020, and 2019, with net cash used in operating activities, and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.
●	We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

●	We are a holding company, and our earnings are dependent on the earnings and distributions of our subsidiaries.
●	Our subsidiaries may not be able to obtain necessary permits and authorizations.
●	Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures for realizing the benefit from cannabis licenses that could result in materially detrimental consequences to us.
●	The success of our business depends, in part, on our ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses.
●	We may invest in pre-revenue companies which may not be able to meet anticipated revenue targets in the future.
●	Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.
●	Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
●	The nature of the medical and recreational cannabis industry may result in unconventional due diligence processes and acquisition terms that could have unknown and materially detrimental consequences to us.
●	Our assets may be purchased with limited representations and warranties from the sellers of those assets.
●	Lending by us to third parties may be unsecured, subordinate in interest or backed by unrealizable license assets.
●	Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and recreational cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially, adversely affect our operating results and financial condition.
●	We face security risks related to our physical facilities and cash transfers.
●	We face exposure to fraudulent or illegal activity by employees, contractors, consultants, and agents, which may subject us to investigations and actions.
●	We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable companies, unanticipated expenses, difficulties and delays, and the offering of new products and services in an untested market.
●	We are dependent on the popularity and acceptance of our brand portfolio.
●	Our business is subject to the risks inherent in agricultural operations.
●	We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.
●	We may face potential enforcement actions if we fail to comply with applicable laws.
●	We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches.
●	We may be required to disclose personal information to government or regulatory entities.

●	We face risks related to our insurance coverage and uninsurable risks.
●	Our reputation and ability to do business may be negatively impacted by our suppliers’ inability to produce and ship products.
●	We are dependent on key inputs, suppliers and skilled labor for the cultivation, extraction, and production of cannabis products.
●	Our cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability operate profitably.
●	Our inability to attract and retain key personnel could materially, adversely affect our business.
●	Our sales are difficult to forecast due to limited and unreliable market data.
●	We may be subject to growth-related risks.
●	We are currently involved in litigation, and there may be additional litigation in which we will be involved in the future.
●	We face an inherent risk of product liability claims as a manufacturer, processor and producer of products that are intended to be ingested by people.
●	Our intellectual property may be difficult to protect.
●	We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.
●	Our products may be subject to product recalls, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and diversion of management attention.
●	We face unfavorable publicity or consumer perception of the safety, efficacy, and quality of our cannabis products as a result of research, investigations, litigation, and publicity.
●	We face intense competition in a new and rapidly growing industry by other licensed companies with more experience and financial resources than we have and by unlicensed, unregulated participants.
●	There are risks associated with consolidation of the industry by well-capitalized entrants developing large-scale operations.
●	Synthetic products from the pharmaceutical industry may compete with cannabis use and products.
●	Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.
●	The elimination of monetary liability against our directors, officers, and employees under British Columbia law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.
●	There is doubt as to the ability to enforce judgments in Canada or under Canadian law against U.S. subsidiaries, assets, and experts.

●	Our past performance may not be indicative of our future results.
●	Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.
●	Epidemics and pandemics, including the recent COVID-19 pandemic, may have a significant negative impact on our business and financial results.
●	A return on our securities is not guaranteed.
●	Our voting control is concentrated given 36.7% of our voting power is held by our Chief Executive Officer.
●	Our capital structure and voting control may cause unpredictability.
●	Additional issuances of Subordinate Voting Shares, or securities convertible into Subordinate Voting Shares, may result in dilution.
●	Sales of substantial numbers of Subordinate Voting Shares may have an adverse effect on their market price.
●	The market price for the Subordinate Voting Shares may be volatile.
●	A decline in the price or trading volume of the Subordinate Voting Shares could affect our ability to raise further capital and adversely impact our ability to continue operations.
●	If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate, or unfavorable research about us, our business or our market, our stock price and trading volume could decline.
●	An investor may face liquidity risks with an investment in the Subordinate Voting Shares.
●	We are subject to increased costs as a result of being a public company in Canada and the United States.
●	We do not intend to pay dividends on our Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.
●	We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, the Subordinate Voting Shares may be less attractive to investors.
●	Our shareholders are subject to extensive governmental regulation and, if a shareholder is found unsuitable by one of our licensing authorities, that shareholder would not be able to beneficially own our securities. Our shareholders may also be required to provide information that is requested by licensing authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund such redemption of our securities.
●	We are subject to Canadian and United States tax on our worldwide income.
●	Dispositions of Subordinate Voting Shares will be subject to Canadian and/or United States tax.

●	Although we do not intend to pay dividends on any of our Subordinate Voting Shares, any such dividends would be subject to Canadian and/or United States withholding tax.
●	Transfers of Subordinate Voting Shares may be subject to United States estate and generation-skipping transfer taxes.
●	Taxation of Non-U.S. Holders upon a disposition of Subordinate Voting Shares depends on whether we are classified as a United States real property holding corporation.
●	Changes in tax laws may affect the Company and holders of Subordinate Voting Shares.
●	ERISA imposes additional obligations on certain investors.

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

Risks Related to the Arrangement

Failure to complete, or delays in completing, the Arrangement could materially and adversely affect our results of operations and our stock price.

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside Verano’s and our control, including receipt of shareholder and regulatory approvals. To complete the Arrangement, each of Goodness Growth and Verano must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities, including the approval of the Supreme Court of British Columbia (or any other court with appropriate jurisdiction) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Arrangement, approval under New York State regulatory requirements, and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Goodness Growth and Verano have not yet obtained all of the regulatory approvals which are required to complete the Arrangement. The regulatory approval processes may take a lengthy period of time to complete, which could delay completion of the Arrangement. There can be no assurance as to the outcome of the approval processes, including the undertakings and conditions that may be required for approval, or whether the regulatory approvals will be obtained at all.

In addition, the completion of the Arrangement by Goodness Growth and Verano is conditional on, among other things, no action or circumstance occurring that would result in a material adverse effect on Goodness Growth’s or Verano’s business operations, financial results, and share price.

There can be no certainty, nor can Goodness Growth or Verano provide any assurance, that all conditions precedent to the Arrangement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Arrangement may not be completed or may be delayed. If, for any reason, the Arrangement is not completed, its completion is materially delayed and/or the Arrangement Agreement is terminated, the market price of our Shares may be materially adversely affected. Our business, financial condition, or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Arrangement.

In addition, if the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of our resources to the completion thereof could have a negative impact on our relationships with our stakeholders and could have a material adverse effect on our current and future operations, financial condition, and prospects. In addition, we may incur significant transaction expenses in connection with the Arrangement, regardless of whether the Arrangement is completed.

We are subject to customary non-solicitation provisions under the Arrangement Agreement. The Arrangement Agreement also restricts us from taking specified actions until the Arrangement is completed without the consent of Verano. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement.

There can be no assurance that the Arrangement will not be terminated by Goodness Growth or Verano in certain circumstances.

Each of Goodness Growth and Verano has the right, in certain circumstances, in addition to termination rights relating to the failure to satisfy the conditions of closing, to terminate the Arrangement. Accordingly, there can be no certainty, nor can Goodness Growth provide any assurance that the Arrangement will not be terminated by either of Goodness Growth or Verano prior to the completion of the Arrangement. In addition, if the Arrangement is not completed by December 31, 2022 (subject to the right of either party to extend by up to an additional 120 days if the required regulatory approvals have not been obtained or the final order of the court in British Columbia has not been obtained as a result of the COVID-19 pandemic, in each case, by such date as further described in the Arrangement Agreement), either Goodness Growth or Verano may choose to terminate the Arrangement Agreement. The Arrangement Agreement also includes termination amounts payable if the Arrangement Agreement is terminated in certain circumstances. Additionally, any termination will result in the failure to realize the expected benefits of the Arrangement in respect of the operations and business of Goodness Growth and Verano.

The termination amounts provided under the Arrangement Agreement may discourage other parties from attempting to acquire Goodness Growth or Verano.

Under the Arrangement Agreement, Goodness Growth is required to pay to Verano a termination amount of $14,875,000 in the event the Arrangement Agreement is terminated in connection with entry into a superior proposal. This termination amount may discourage other parties from attempting to acquire our Shares or otherwise make an acquisition proposal to Goodness Growth, even if those parties, would otherwise be willing to offer greater value to our shareholders than that offered by Verano under the Arrangement.

There can be no assurance that the value of the Verano Shares received by the Shareholders will equal or exceed the value of the Goodness Growth Shares prior to the Effective Date.

The Exchange Ratio is fixed and will not increase or decrease due to fluctuations in the market price of Subordinate Voting Shares or Verano Shares. The market price of Subordinate Voting Shares or Verano Shares could each fluctuate significantly prior to the Effective Date in response to various factors and events, including, without limitation, as a result of the differences between Goodness Growth’s and Verano’s actual financial or operating results and those expected by investors and analysts, changes in analysts’ projections or recommendations, changes in general economic or market conditions, and broad market fluctuations. As a result of such fluctuations, historical market prices are not indicative of future market prices or the market value of the Verano Shares that holders of Goodness Growth Shares will receive on the Effective Date. There can be no assurance that the market value of the Verano Shares that the holders of Goodness Shares will receive on the Effective Date will equal or exceed the market value of the Goodness Growth Shares held by such Shareholders prior to the Effective Date. Similarly, there can be no assurance that the trading price of Verano Shares will not decline following the completion of the Arrangement.

The foregoing risks or other risks arising in connection with the failure of the Arrangement, including the diversion of management attention from conducting the business of Goodness Growth, may have a material adverse effect on Goodness Growth’s business operations, financial results and share price.

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

There are significant legal restrictions and regulations that govern the cannabis industry in the United States. Marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the United States to, among other things, cultivate, distribute, or possess cannabis in the United States. In those states in which the use of marijuana has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies marijuana as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to marijuana (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable U.S. federal money laundering legislation. While the approach to enforcement of such laws by the federal government in the United States has trended toward non-enforcement against individuals and businesses that comply with medical or adult-use cannabis regulatory programs in states where such programs are legal, strict compliance with state laws with respect to cannabis will neither absolve Goodness Growth of liability under U.S. federal law, nor will it provide a defense to any federal proceeding which may be brought against Goodness Growth. Since federal law criminalizing the use of marijuana pre-empts state laws that legalize its use, enforcement of federal law regarding marijuana is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition. Any proceedings brought against Goodness Growth under federal law may materially, adversely affect our operations and financial performance.

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

As of the date of this filing, there are 39 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Similarly, 19 states and the District of Columbia have legalized cannabis for adult use.

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

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented by the Company are compliance-based and are derived from the state regulatory structure governing cannabis businesses. Notwithstanding our efforts and diligence, regulatory compliance, and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will receive and maintain the necessary licenses, permits or cards to continue operating our business. A state implementing an adult-use cannabis program may prohibit participation by the Company in one or more aspects of that program, or require the Company to pay fees to participate, which fees may be material or prohibitive.

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

Risks Related to our Business and Operations

We incurred net losses in fiscal years 2021 and 2020 with net cash used in operating activities and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses, under U.S. generally accepted accounting principles, of $33,690,475 and $22,942,194 and net cash used in operating activities of $30,517,197 and $10,932,383 for the fiscal years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an aggregate accumulated deficit of $135,423,519. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and augmenting such cash flows using external resources to satisfy our cash needs, and there is no assurance that we will be able to achieve such cash flows.

We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

We may need additional capital to sustain our operations and will likely seek further financing. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised. To date, our operations and expansion of our business have been funded primarily from cash-flow from operations as substantially supplemented by the proceeds of debt and equity financings and the sale of our former Pennsylvania subsidiaries and Arizona dispensary and cannabis licenses. We expect to require substantial additional capital in the future primarily to fund working capital requirements of our business, including operational expenses, operationalizing existing licenses, planned capital expenditures including the focused development and growth of cultivation and dispensary facilities, debt service and acquisitions.

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

We are a holding company and essentially all our assets are the capital stock or membership interests of our subsidiaries or management services agreements with entities in each of the markets in which we operate, including in our core markets of Maryland, Minnesota, New Mexico, and New York. As a result, our shareholders are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all our business through our subsidiaries, which generate substantially all our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation, or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

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

The foregoing structures present various risks to the Company and our subsidiaries, including but not limited to the following risks, each of which could have a material, adverse effect on our business, financial condition, and results of operations:

●	A governmental body or regulatory entity may determine that any of these structures are in violation of a legal or regulatory requirement or change such legal or regulatory requirements with the result that a management agreement structure violates such requirements (where it had not in the past).

●	There could be a material, adverse impact on the revenue stream we receive from or on account of cannabis licenses (as we will not be the license holder, and therefore any economic benefit is received pursuant to a contractual arrangement). If a management agreement is terminated, the Company will no longer receive any economic benefit from the applicable dispensary and/or cultivation license.
●	These structures could potentially result in the funds invested by the Company being used for unintended purposes, such as to fund litigation.
●	If a management agreement structure is in place, we will not be the license holder of the applicable state-issued cannabis license, and therefore, only have contractual rights in respect of any interest in any such license. If the license holder fails to adhere to its contractual agreement with us, or if the license holder makes, or omits to make, decisions in respect of the license that we disagree with, we will only have contractual recourse and will not have recourse to any regulatory authority.
●	The license holder may renege on its obligation to pay fees and other compensation pursuant to a management agreement or violate other provisions of these agreements.
●	The license holder’s acts or omissions may violate the requirements applicable to it pursuant to the applicable dispensary and/or cultivation license, thus jeopardizing the status and economic value of the license holder (and, by extension, of the Company).
●	The license holder may attempt to terminate the management agreement in violation of its express terms.

In any or all of the above situations, it may be difficult and expensive for us to protect our rights through litigation, arbitration, or similar proceedings.

The success of our business depends, in part, on our ability to successfully integrate acquired businesses and to retain key employees of acquired businesses.

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

Acquisitions typically require integration of the acquired company’s estimation, project management, finance, information technology, risk management, purchasing and fleet management functions. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as beneficial or profitable as and when expected or at all. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs, reduce profits, or generate losses. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:

●	we may become liable for certain liabilities of an acquired business, whether or not known to us, which could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices, and these liabilities could be significant;
●	we may not be able to retain local managers and key employees who are important to the operations of an acquired business;

●	substantial attention from our senior management and the management of an acquired business may be required, which could decrease the time that they have to service and attract customers;
●	we may not effectively utilize new equipment that we acquire through acquisitions;
●	the complete integration of an acquired company depends, to a certain extent, on the full implementation of our financial and management information systems, business practices and policies; and
●	we may actively pursue a number of opportunities simultaneously and may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

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

As of December 31, 2021, we had $33,250,000 in aggregate principal indebtedness (refer to Note 15) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and we entered into the Credit Facility on March 25, 2021, which provides for delayed draw term loans of up to $46 million, $26 million of which we borrowed on March 25, 2021. On November 19, 2021, we amended the Credit Facility to borrow an additional $4.2 million and we also executed a promissory note for $2 million in favor of the seller of the Baltimore, Maryland dispensary assets.

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

Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against Goodness Growth, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications, any of which could have a material, adverse effect on our business, results of operations and financial condition.

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

We identified a significant deficiency in our internal control over financial reporting as of December 31, 2020, which has been remediated as of December 31, 2021. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of our financial reporting. The significant deficiency was primarily attributable to inappropriate accruals on contractor invoices received subsequent to December 31, 2020.

We identified a material weakness in our internal control over financial reporting as of December 31, 2021, which has not been remediated (see Item 9A to this Form 10-K for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was primarily attributable to the misapplication of GAAP accounting guidance surrounding the treatment of warrants issued with a Canadian dollar denominated exercise price.  Management has implemented a remediation plan as of the date of this report, and expects the material weakness will be remediated for the year ended December 31, 2022. If we fail to remediate this material weakness or experience additional material weaknesses in the future or to otherwise maintain effective financial reporting systems and processes, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which could cause the price of our Subordinate Voting Shares to decline and harm our business. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. Moreover, we cannot be certain that we will not in the future have additional material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems we have developed to date may not be adequate.

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

Epidemics and pandemics may have adverse impacts on our financial condition and results of operations, including, but not limited to:

●	We may experience significant reductions or volatility in demand for our products as customers may not be able to purchase merchandise due to illness, quarantine or government or self-imposed restrictions placed on our stores’ operations.
●	We may experience temporary or long-term disruptions in our supply chain. Transportation delays and cost increases, closures or disruptions of businesses and facilities or social, economic, political, or labor instability, may impact our or our suppliers’ operations or our customers.
●	Our liquidity may be negatively affected if our dispensaries are unable to maintain their current level of sales and we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, monetizing our asset and foregoing capital expenditures and other discretionary expenses.

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

Our voting control is concentrated given approximately 36.7% of our voting power is held by our Chief Executive Officer.

As of March 1, 2022, the holder of our Super Voting Shares, Dr. Kyle E. Kingsley, exercises in the aggregate approximately 36.7% of the voting power in respect of our outstanding shares. As a result, Dr. Kingsley has substantial ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all our assets. Even if Dr. Kingsley does not retain any employment with us, he will continue to have the ability to exercise the same significant voting power.

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

Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time either by existing holders of Subordinate Voting Shares or by holders of the Multiple Voting Shares, which are convertible into Subordinate Voting Shares on the satisfaction of certain conditions. These sales, or the market perception that the holders of a large number of Subordinate Voting Shares or Multiple Voting Shares intend to sell Subordinate Voting Shares, could reduce the market price of the Shares. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities.

The market price for the Subordinate Voting Shares may be volatile.

The market prices for securities of cannabis companies generally have been volatile. In addition, the market price for the Subordinate Voting Shares has been and may be subject to wide fluctuations in response to numerous factors beyond our control, including, but not limited to:

●	actual or anticipated fluctuations in our results of operations;
●	recommendations by securities research analysts;
●	changes in the economic performance or market valuations of companies in the industry in which we operate;
●	addition or departure of our executive officers and other key personnel;

●	release or expiration of transfer restrictions on outstanding Multiple Voting Shares or Subordinate Voting Shares;
●	sales or expected sales of additional Subordinate Voting Shares;
●	operating and financial performance that deviates from the expectations of management, securities analysts or investors;
●	regulatory changes affecting our industry generally and/or our business and operations;
●	announcements of developments and other material events by us or our competitors;
●	fluctuations in the costs of vital production materials and services;
●	changes in global financial markets, global economies, and general market conditions, such as interest rates and pharmaceutical product price volatility;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
●	operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; and
●	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

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

Pursuant to the Third Amendment to the NY Lease Agreement (“3rd Amendment to the NY Lease Agreement”), dated September 24, 2022, the term of the NY Lease Agreement was extended to September 23, 2041. Concurrent with the execution of the 3rd Amendment to the NY Lease Agreement, Vireo Health of New York and the New York Landlord closed on a purchase of 92.3 acres of real property adjacent to 256 County Route 117, Perth, New York. Vireo Health of New York, LLC was permitted to make improvements at a cost to New York Landlord not to exceed $49,435,000, instead of $3,360,000 as initially outlined in the 2nd Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased to $615,629.65 and the Company provided a new guaranty on behalf of the New York Landlord. The forgoing description is qualified in its entirety by reference to the 3rd Amendment to the NY Lease Agreement, which is included as Exhibit 10.17 hereto and incorporated by reference.

Item 3.Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition.

Schneyer Litigation

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo U.S., Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2017. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S.

Simultaneously with the complaint, Schneyer filed a motion seeking a temporary restraining order (“TRO”) to prevent the “further transfer” of MaryMed which would, Schneyer claimed, occur if Vireo U.S.’s RTO transactions were allowed to occur. The Court held a hearing on the motion for TRO on March 5, 2019 and denied the motion on the same day.

Weeks prior to commencement of the litigation, Dorchester Management had appointed a special litigation committee (“SLC”) on behalf of Capital to investigate the consideration provided by Vireo U.S. for the purchase of MaryMed and assess any potential claims Capital may have as a result of the transaction. The SLC, a retired judge who engaged another retired judge as legal counsel to the SLC, was appointed in accordance with Minnesota law, issued a report on May 1, 2021, recommending, among other things, that certain claims be permitted to proceed (the “Remaining Derivative Claims”) and other claims not be permitted to proceed by the Court (the “Rejected Derivative Claims”).

On July 7, 2021, Schneyer filed a Second Amended Complaint asserting direct claims on behalf of himself and the Remaining Derivative Claims on behalf of Capital and some Rejected Derivative Claims on behalf of Capital. Under Delaware law, Capital has a right to control the litigation of the Remaining Derivative Claims, the Rejected Derivative Claims, and any other derivative allegations that may be asserted on behalf of Capital. On August 17, 2021, Management exercised this right for Capital and appointed a second independent special litigation committee (the “Second SLC”), a partner at an international law firm, to manage the litigation of the claims raised in Schneyer’s

Second Amended Complaint. On August 31, 2021, Capital filed a complaint at the Second SLC’s direction alleging the Remaining Derivative Claims and the Rejected Derivative Claims. Schneyer opposed the appointment of the Second SLC and the Court will rule on whether the Second SLC can pursue Second Amended Complaint.

On December 9, 2021, the Court dismissed Schneyer’s claim for rescissory damages and the Remaining Derivative Claim alleging fraud. The Court also ruled that the Remaining Derivative Claims should be pursued by the Second SLC. Finally, the Court also denied Schneyer’s request to seek punitive damages.

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.  Following this denial, the litigation will proceed with Schneyer’s three contract claims and a direct fraud claim against Management and Vireo U.S., as well as the Remaining Derivative Claims brought by Capital. Vireo U.S. filed a motion to discuss the Remaining Derivative Claims brought by Capital that remains pending before the Court.

Vireo U.S. believes that Schneyer’s claims lack merit and expects to be vindicated in the SLC process or, in the alternative, prevail in the litigation, if and when it proceeds. However, should Vireo U.S. not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading Price and Volume

Our Subordinate Voting Shares are traded on the CSE under the symbol “GDNS.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.

	Low Trading Price	High Trading Price
Period	(C$)	(C$)
Year Ending December 31, 2022
First Quarter (through March 1, 2022)	$2.0100	$3.2900
Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	$1.5600	$2.1600
Third Quarter (September 30, 2021)	$1.7400	$2.3200
Second Quarter (June 30, 2021)	$2.2800	$3.1200
First Quarter (March 31, 2021)	$1.8200	$4.6800
Year Ended December 31, 2020
Fourth Quarter (December 31, 2020)	$1.1200	$2.0300
Third Quarter (September 30, 2020)	$0.7000	$1.4000
Second Quarter (June 30, 2020)	$0.4250	$1.0500
First Quarter (March 31, 2020)	$0.3050	$1.7700

Our Subordinate Voting Shares also are traded on the OTCQX under the symbol “GDNSF.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

	Low Trading Price	High Trading Price
Period	(US$)	(US$)
Year Ending December 31, 2022
First Quarter (through March 1, 2022)	$1.5700	$2.5900
Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	$1.2400	$1.7100
Third Quarter (September 30, 2021)	$1.3900	$1.8600
Second Quarter (June 30, 2021)	$1.8300	$2.5400
First Quarter (March 31, 2021)	$1.4700	$3.7700
Year Ended December 31, 2020
Fourth Quarter (December 31, 2020)	$0.8433	$1.5900
Third Quarter (September 30, 2020)	$0.4659	$1.0500
Second Quarter (June 30, 2020)	$0.2950	$0.7570
First Quarter (March 31, 2020)	$0.2000	$1.3500

Shareholders

As of March 1, 2022, there were 140 holders of record of our Subordinate Voting Shares, 180 holders of record of our Multiple Voting Shares, and 1 holder of record of our Super Voting Shares.

Dividends

We have not paid, and does not in the foreseeable future intend to pay, any dividends on the Subordinate Voting Shares or any other equity. The declaration and payment of future dividends to holders of our Shares will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board of Directors. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that the Company or our subsidiaries may incur. See “Risk Factors - Risks Related to the Company’s Securities – We do not intend to pay dividends on our Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of the Subordinate Voting Shares.”

Equity Compensation Plans

The following table sets forth, as of December 31, 2021, securities authorized for issuance under each of the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). All outstanding options under the 2018 Equity Incentive Plan, as well as all outstanding compensation warrants, settle in Subordinate Voting Shares. Outstanding options under the 2019 Equity Incentive Plan settle in either Subordinate Voting Shares of Vireo or Multiple Voting Shares, at the Company’s option. Figures below are presented on an as-converted basis.

	Number of
	securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	7,205,496	$1.14	5,605,637
Equity compensation plans not approved by security holders	16,020,842	$0.30	—
Total	23,226,338	$0.47	5,605,637

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

In January 2018, Vireo U.S. adopted the 2018 Plan, which permitted the Company to grant incentive stock options, restricted shares, restricted share units, or other awards. The 2018 Plan was not approved by shareholders. Under the terms of the 2018 Plan, a total of 1,000,000 common shares were reserved for issue. The exercise price for incentive stock options issued under the 2018 Plan were to be set by the committee (as defined under the 2018 Plan) but were not to be less 100% of the fair market value of Vireo U.S.’s shares on the date of grant. Incentive stock options to be issued were to have a maximum term of 10 years from the date of grant. The incentive stock options vested at the discretion of the Board.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended December 31, 2021.

Item 6.Selected Financial Data

The following are selected financial data derived from our Consolidated Financial Statements for the years ended December 31, 2021 and 2020. The data set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Our Consolidated Financial Statements have been prepared in accordance with GAAP on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

The selected consolidated financial information set forth below may not be indicative of our future performance.

	Twelve Months Ended
	December 31,
	2021	2020	2019
Retail Revenue	$44,692,385	$37,236,301	$24,350,022
Wholesale Revenue	9,753,783	11,972,314	5,606,150
Other Revenue	—	2,714	—
Total Revenues, net of discounts	$54,446,168	$49,211,329	$29,956,172
Cost of Goods Sold	34,647,483	32,083,608	22,619,892
Gross Profit	$19,798,685	$17,127,721	$7,336,280
Total Expenses	40,280,249	40,170,843	29,703,926
Other Income (Expense)	(9,086,911)	8,890,928	(34,525,666)
Operating Loss
Before Provision for Income Taxes	$(29,568,475)	$(14,152,194)	$(56,893,312)

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of the Company

Goodness Growth Holdings, Inc. “(“Goodness Growth” or the “Company”) is a physician-led, science-focused cannabis company striving to build long-term, sustainable value by bringing the best of medicine, science, and engineering to the cannabis industry. With our core operations strategically located in four limited-license markets through our subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods™ and other branded retail dispensaries as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

In addition to developing and maintaining cannabis businesses in its core limited-license jurisdictions, our team of scientists, engineers and attorneys are also focused on driving innovation and securing meaningful and protectable intellectual property. We believe that this dual-path approach to long-term value creation enhances the potential for shareholder returns.

Resurgent Biosciences, Inc., a wholly-owned subsidiary of Goodness Growth, is a non-plant-touching entity that was formed with the intent of commercializing our intellectual property portfolio. This portfolio includes two patents for harm reduction in tobacco products as well as many other patent-pending opportunities that we believe could have potential to create additional value for our shareholders through licensing or other monetization.

While we are not currently focused on substantial capital investment or expansion outside of our core markets, we do own or effectively control additional non-core medical cannabis licenses or operations that may present opportunities for exploitation or divestiture in the future.

On January 31, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano will acquire all of the issued and outstanding shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares will receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement. The Arrangement is subject to the approvals of the Supreme Court of British Columbia; receipt of U.S. regulatory approvals, including pursuant to the Hart–Scott–Rodino Antitrust Improvements Act and New York State regulatory requirements: and other customary conditions of closing.

Reverse Take Over (“RTO”) Transaction

On March 18, 2019, Vireo Health, Inc., (“Vireo U.S.”). completed the RTO of Darien Business Development, Inc. (“Darien”) whereby Darien acquired all of the issued and outstanding shares of Vireo U.S. Following the completion of the RTO, the former shareholders of Vireo U.S. acquired control of the Company, as they owned a majority of the outstanding shares of the Company upon completion of the RTO.

The RTO was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Darien’s operations were disposed of as part of the consummation of the RTO and therefore no goodwill or other intangible assets were recorded by the Company as a result of the RTO. Vireo U.S. was treated as the accounting acquirer as its shareholders controlled the Company after the RTO, even though Darien was the legal acquirer. As a result, the historical assets, liabilities and operations that are reflected in these financial statements are those of Vireo U.S. as if Vireo U.S. had always been the reporting company.

Operating Segments

We report our operating results in one business segment: the cultivation, production, and sale of cannabis. We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients and adult-use-customers in our owned or operated retail stores.

During the year ended December 31, 2021, the Company had operating revenue in six states: Arizona, Maryland, Minnesota, New Mexico, New York, and Ohio. Retail revenues were derived from sales in nineteen dispensaries throughout five states. We had one operational dispensary in Arizona, eight in Minnesota, four in New Mexico, four in New York, and two in Maryland. Wholesale revenues were derived from sales of products to third parties in the states of Arizona, Maryland, New York, and Ohio. During the year ended December 31, 2021, we divested our retail operation in Arizona, and the Ohio business.

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

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. During 2021, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Goodness Growth employees or those of its supply chain partners.

Year ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our nineteen dispensaries in five states and our wholesale sales to third parties in four states. For the year ended December 31, 2021, 82% of the revenue was generated from retail dispensaries and 18% from wholesale business.  For the year ended December 31, 2020, 76% of the revenue was generated from retail business and 24% from wholesale business.

For the year ended December 31, 2021, Minnesota operations contributed approximately 40% of revenues, New York contributed 25%, Arizona contributed 16%, New Mexico contributed 6%, and Maryland contributed 13%. For the year ended December 31, 2020, Minnesota operations contributed approximately 34% of revenues, New York contributed 23%, Arizona contributed 15%, New Mexico contributed 5%, Maryland contributed 8%, Ohio contributed 1%, and Pennsylvania contributed 14%.

Revenue for the year ended December 31, 2021, was $54,446,168, an increase of $5,234,839 or 11% compared to revenue of $49,211,329 for year ended December 31, 2020. The increase is primarily attributable to revenue contributions from the retail business in Minnesota of $5.3 million, the retail business in Maryland of $3.3 million, and the wholesale business in New York of $1.8 million, partially offset by the lack of revenues from the Pennsylvania retail and wholesale businesses, which were divested in 2020. Key revenue drivers were the opening of the Fredrick dispensary in Maryland in the first quarter of 2021, increased patient demand in Minnesota, which is primarily the result of four new dispensary openings that occurred in the fourth quarter of 2020, and a large New York bulk oil sale that occurred during 2021.

Retail revenue for the year ended December 31, 2021, was $44,692,385, an increase of $7,456,084 or 20% compared to retail revenue of $37,236,301 for the year ended December 31, 2020, primarily due to revenue contributions from Minnesota and Maryland.

Wholesale revenue for the year ended December 31, 2021, was $9,753,783, a decrease of $2,218,531 compared to wholesale revenue of $11,972,314 for year ended December 31, 2020. The decrease was primarily due to the divestiture of the Pennsylvania wholesale business in 2020.

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Retail:
MN	$21,795,356	$16,506,418	$5,288,938	32%
NY	11,473,918	10,890,084	583,834	5%
AZ	5,053,669	4,018,613	1,035,056	26%
NM	3,100,803	2,349,826	750,977	32%
MD	3,268,639	—	3,268,639	N.M.
PA	—	3,471,360	(3,471,360)	(100)%
Total Retail	$44,692,385	$37,236,301	$7,456,084	20%

Wholesale:
AZ	$3,519,835	$3,555,184	$(35,349)	(1)%
MD	3,688,359	3,797,655	(109,296)	(3)%
NY	2,478,906	630,277	1,848,629	293%
OH	66,683	467,331	(400,648)	(86)%
PA	—	3,521,867	(3,521,867)	(100)%
Total Wholesale	$9,753,783	$11,972,314	$(2,218,531)	(19)%

Other:
RI Royalty	$—	$2,714	$(2,714)	N.M.

Total Revenue	$54,446,168	$49,211,329	$5,234,839	11%
PA, OH, and AZ Retail Revenue	$(5,120,352)	$(11,479,171)	$6,358,819	(55)%
Total Revenue excluding PA, OH, and AZ Retail	$49,325,816	$37,732,158	$11,593,658	31%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties.

Cost of goods sold for the year ended December 31, 2021, was $34,647,483, an increase of $2,563,875 compared to the year ended December 31, 2020 of $32,083,608, driven most significantly by the product costs associated with the increase in revenues year over year, and an increase in inventory valuation adjustments driven by a significant and unusual weather period in Arizona.

Gross profit for the year ended December 31, 2021, was $19,798,685, representing a gross margin of 36%. This is compared to gross profit for the year ended December 31, 2020, of $17,127,721 or a 35% gross margin. The increase in margin was driven by increased retail revenue, which carries a higher margin, as a percentage of total revenue in 2021, partially offset by an increase in inventory valuation adjustments of $1,666,696.  The increase in inventory valuation adjustments was driven by a significant and unusual weather period in Arizona, which lead to increased obsolete inventory.

Total Expenses

Total expenses for the year ended December 31, 2021, were $40,280,249, an increase of $109,406 compared to total expenses of $40,170,843 for the year ended December 31, 2020. The increase in total expenses was attributable to an increase in salaries and wages, professional fees, and general and administrative expenses of $7.3 million, an increase in amortization and depreciation of $0.4 million, offset by a decrease in share-based compensation of $7.6 million. The increase in salaries and wages, and general and administrative expenses was driven by significant operational buildout in existing markets, and the decrease in share-based compensation was driven by the lack of share-based compensation expense affiliated with warrant vesting in 2021.

Operating Loss before Income Taxes and Other Income (Expense)

Operating loss before other income (expense) and provision for income taxes for the year ended December 31, 2021, was $(20,481,564), a decrease of $2,561,558 compared to operating income before other income (expense) and provision for income taxes of $(23,043,122) for the year ended December 31, 2020.

Total Other Income (Expense)

Total other expense for the year ended December 31, 2021, was ($9,086,911), an increase of $17,977,839 compared to other income of $8,890,928 for the year ended December 31, 2020. The increase in other expense is primarily attributable to increased interest expense of $5,479,522 in 2021 driven by the issuance of promissory notes, the impairment charge of $5,169,951 related to long-lived assets, as well as the decrease in the gain on disposal of assets of $13,350,138, partially offset by the 2020 derivative loss of $6,260,480.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2021, Federal and State income tax expense totaled $4,122,000 compared to a tax expense of $8,790,000 for the year ended December 31, 2020. The 2020 expense is significantly impacted by the $20.3 million gain affiliated with the divestiture of various subsidiaries.

Year ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our seventeen dispensaries in five states and our wholesale sales to third parties in five states. For the year ended December 31, 2020, 76% of the revenue was generated from retail dispensaries and 24% from wholesale business. For the year ended December 31, 2019, 81% of the revenue was generated from retail business and 19% from wholesale business.

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

Revenue for the year ended December 31, 2020 was $49,211,329, an increase of $19,255,157 or 64% compared to revenue of $29,956,172 for year ended December 31, 2019. The increase is primarily attributable to revenue contributions from the retail business in Minnesota of $6.1 million, the retail business in Pennsylvania of $3.3 million, the wholesale business in Maryland of $3.3 million, and the wholesale business in Arizona of $1.6 million. Key revenue drivers are increased market penetration of our branded products in the Maryland and Arizona wholesale markets and increased patient demand in Minnesota, which is partially the result of an increase in the number of qualifying conditions, which helps contribute to growth in certified patient enrollments. The two retail dispensaries in Pennsylvania, opened in the fourth quarter of 2019, also contributed significantly to year over year growth.

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

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Retail:
MN	$16,506,418	$10,359,342	$6,147,076	59%
NY	10,890,084	9,990,907	899,177	9%
AZ	4,018,613	2,722,531	1,296,082	48%
NM	2,349,826	1,085,332	1,264,494	117%
PA	3,471,360	191,910	3,279,450	1,709%

Total Retail	$37,236,301	$24,350,022	$12,886,279	53%

Wholesale:
AZ	$3,555,184	$1,908,521	$1,646,663	86%
MD	3,797,655	547,653	3,250,002	593%
NY	630,277	280,570	349,707	125%
OH	467,331	71,960	395,371	549%
PA	3,521,867	2,797,446	724,421	26%

Total Wholesale	$11,972,314	$5,606,150	$6,366,164	114%

RI Royalty	$2,714	$—	$2,714	N.M.

Total Revenue	$49,211,329	$29,956,172	$19,255,157	64%

PA Revenue	$(6,993,227)	$(2,989,356)	$(4,003,871)	134%
Total Revenue excluding PA	$42,218,102	$26,966,816	$15,251,286	57%

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

	Year Ended
	December 31,
	2021	2020
Net income (loss)	$(33,690,475)	$(22,942,194)
Interest expense, net	10,575,370	5,095,848
Income taxes	4,122,000	8,790,000
Depreciation & Amortization	1,441,828	1,028,187
Depreciation included in cost of goods sold	2,404,711	2,067,991
EBITDA (non-GAAP)	$(15,146,566)	$(5,960,168)
Derivative (Gain) Loss	—	6,260,480
Inventory adjustment	2,641,080	974,384
Loss on impairment of long-lived assets	5,169,951	—
Stock-based compensation	5,182,641	12,777,474
Severance Expense	—	339,997
Gain on sale of discontinued operations	(6,903,039)	(20,253,177)
Costs associated with the IFRS to GAAP transition	—	630,282

Adjusted EBITDA (non-GAAP)	$(9,055,933)	$(5,230,728)

Liquidity and Capital Resources

As of December 31, 2021 and 2020, the Company had working capital of $25,233,518 and $27,098,496 respectively, reflecting a decrease in working capital of $1,864,978 for the year ended December 31, 2021.

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

Credit Facility

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. Net of fees and closing costs of $1,971,705, the Company received $24,028,295 of the first tranche on March 25, 2021. Additionally, the Company incurred fees and closing costs of $1,083,422 which were paid in cash. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) 13.625% per annum payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. The Credit Facility matures on March 31, 2024.

On November 18, 2021, the Company and lender amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% and no warrants were issued in connection with this loan.  Cash received net of $156,900 in financing costs was $4,043,100. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

In connection with the Arrangement Agreement, on January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to their existing Credit Agreement with Chicago Atlantic Admin, LLC and the lenders party thereto (the “Third Amendment”) providing for delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, Goodness Growth may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to its ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano will reimburse Goodness Growth for all interest expenses related to the Third Amendment in excess of 10% per annum until the earlier of either the Effective Date or termination of the Arrangement Agreement (the “Interest Funding”).

Cash Used in Operating Activities

Net cash used in operating activities was $30.5 million for the year ended December 31, 2021, an increase of $19.6 million as compared to the year ended December 31, 2020. The increase is primarily attributable to year over year inventory builds, and changes in the other working capital items.

Cash Flow from Investing Activities

Net cash used in investing activities was $7.2 million for the year ended December 31, 2021, compared to net cash provided of $12.9 million for the year ended December 31, 2020. The increase in cash used is primarily attributable to increased capital expenditures of $9.6 million, the acquisitions of MJ Distributing and Charm City, and $6 million less proceeds from the sale of assets relative to the prior year.

Cash Flow from Financing Activities

Net cash provided by financing activities was $25.8 million for the year ended December 31, 2020, an increase of $9.9 million as compared to the year ended December 31, 2020. The increase was principally due to the proceeds received from the Credit Facility.

Lease Transactions

As of December 31, 2021, we have entered into lease agreements for the use of buildings used in cultivation, production and sales of cannabis products in Arizona, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require the Company to make monthly rent payments as well as to fund common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of December 31, 2021, the Company had 18 retail locations secured under these agreements.

We have also entered into sale and leaseback arrangements for our cultivation and processing facilities in Minnesota and New York with a special-purpose real estate investment trust. These leases are long-term agreements that provide, among other things, funds to make certain improvements to the property to increase production capacity and operational efficiency of the facility.

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2021	December 31, 2021	Total
2021	$2,521,238	$7,143,575	$9,664,813
2022	2,470,614	10,492,227	12,962,841
2023	2,194,068	10,597,822	12,791,890
2024	1,979,678	10,683,979	12,663,657
2025	1,557,311	11,001,044	12,558,355
Thereafter	2,625,449	206,379,022	209,004,471
Total minimum lease payments	$13,348,358	$256,297,669	$269,646,027
Less discount to net present value			(187,816,999)
Present value of lease liability			$81,829,028

Outstanding Share Data

As of March 11, 2022, we had 83,488,266 shares issued and outstanding, consisting of the following:

(a)  Subordinate Voting Shares

83,037,528 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All Subordinate Voting Shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

385,327 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

(c)  Super Voting Shares

65,411 shares issued and outstanding. The holders of Super Voting Shares are entitled to one thousand votes per share at all shareholder meetings. Each Super Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of December 31, 2021, we had 23,226,338 employee stock options outstanding, as well as 13,583 MVS advisory and compensation warrants, and 3,037,649 SVS compensation warrants denominated in C$ related to financing activities.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Outlook

Given the pending transaction with Verano, we are withdrawing our previously issued guidance and will not be issuing additional guidance at this time.

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

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2021 and 2020, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

Inventory

Inventory is comprised of cannabis work-in-process, cannabis finished goods and other inventory. Work-in-process inventory includes cannabis plants, bulk harvested material, and various bulk oils and extracts. Finished goods include packaged flower and extracts. Other inventory includes product packaging, hemp derived CBD, apparel, and paraphernalia.

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

Estimating the fair value of Stock-based compensation

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units, or other awards. The exercise price for incentive stock options issued under the plan will be set by the Administrator (as defined under the plan) but will not be less 100% of the fair market value of the Company’s shares on the date of grant. The Company measures and recognizes compensation expense for stock options to employees and non-employees on a straight-line basis over the vesting period based on their grant date fair values. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Estimates in our stock-based compensation valuations are highly complex and subjective. Determining the estimated fair value of at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company. Stock options have a maximum term of 10 years from the date of grant. The stock options vest at the discretion of the Board. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Goodness Growth Holdings, Inc. (formerly Vireo Health International, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Goodness Growth Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of net loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Davidson & Company LLP

Vancouver, Canada	Chartered Professional Accountants

March 14, 2022

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Balance Sheets (In U.S Dollars)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$15,155,279	$25,513,180
Restricted cash	—	1,592,500
Accounts receivable, net of allowance for doubtful accounts of $572,080 and $132,490, respectively	4,502,469	696,994
Inventory	20,422,061	12,644,895
Prepayments and other current assets	1,560,113	1,552,278
Notes receivable	—	293,700
Deferred acquisition costs	—	28,136
Assets Held for Sale	—	4,596,445
Deferred financing costs	—	120,266
Total current assets	41,639,922	47,038,394
Property and equipment, net	99,488,559	30,566,259
Operating lease, right-of-use asset	8,510,499	8,163,844
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	10,184,289	8,409,419
Goodwill	183,836	3,132,491
Deposits	1,718,206	1,412,124
Deferred tax assets	1,495,000	157,000
Total assets	$166,970,311	$102,629,531
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$14,805,473	$13,477,303
Right of use liability	1,600,931	857,294
Convertible notes, net of issuance costs	—	900,000
Long-Term debt, current portion	—	1,110,000
Liabilities held for sale	—	3,595,301
Total current liabilities	16,406,404	19,939,898
Right-of-use liability	80,228,097	20,343,063
Long-Term debt	27,329,907	—
Total liabilities	$123,964,408	$40,282,961

Commitments and contingencies (refer to Note 20)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 81,298,228 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 402,720 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	178,429,422	164,079,614
Accumulated deficit	(135,423,519)	(101,733,044)
Total stockholders' equity	$43,005,903	$62,346,570
Total liabilities and stockholders' equity	$166,970,311	$102,629,531

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss (In U.S. Dollars)

	2021	2020
Revenue	$54,446,168	$49,211,329
Cost of sales
Product costs	32,006,403	31,109,224
Inventory valuation adjustments	2,641,080	974,384
Gross profit	19,798,685	17,127,721
Operating expenses:
Selling, general and administrative	33,655,780	26,365,182
Stock-based compensation expenses	5,182,641	12,777,474
Depreciation	624,613	413,092
Amortization	817,215	615,095
Total operating expenses	40,280,249	40,170,843

Loss from operations	(20,481,564)	(23,043,122)

Other income (expense):
Impairment of long-lived assets	(5,169,951)	—
Loss on sale of property and equipment	—	(13,800)
Gain on disposal of assets	6,903,039	20,253,177
Derivative gain (loss)	—	(6,260,480)
Interest expenses, net	(10,575,370)	(5,095,848)
Other income (expenses)	(244,629)	7,879
Other income (expenses), net	(9,086,911)	8,890,928

Loss before income taxes	(29,568,475)	(14,152,194)

Current income tax expenses	(5,460,000)	(7,427,000)
Deferred income tax recoveries	1,338,000	(1,363,000)
Net income (loss) and comprehensive income (loss)	(33,690,475)	(22,942,194)
Net income (loss) per share - basic and diluted	$(0.27)	$(0.24)
Weighted average shares used in computation of net income (loss) per share - basic & diluted	123,814,521	97,551,146

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In U.S. Dollars)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2020	23,684,411	$—	549,927	$—	65,411	—	$127,476,624	$(78,790,850)	$48,685,774
Shares issued in private placement	13,651,574	—	—	—	—	—	4,058,460	—	4,058,460
Warrants exercised	13,651,574	—	—	—	—	—	19,673,006	—	19,673,006
Options exercised	—	—	4,200	—	—	—	79,800	—	79,800
Options exercised	75,000	—	—	—	—	—	14,250	—	14,250
Stock-based compensation	—	—	—	—	—	—	12,777,474	—	12,777,474
Net loss	—	—	—	—	—	—	—	(22,942,194)	(22,942,194)
Balance at December 31, 2020	51,062,559	$—	554,127	$—	65,411	$—	$164,079,614	$(101,733,044)	$62,346,570

Balance, January 1, 2021	51,062,559	—	554,127	—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	15,140,700	—	(151,407)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,385,239	—	1,385,239
Shares issued in Charm City acquisition	1,459,803	—	—	—	—	—	1,367,590	—	1,367,590
Options exercised	4,289,392	—	—	—	—	—	1,209,605	—	1,209,605
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Warrants issued in financing activities	—	—	—	—	—	—	5,395,759	—	5,395,759
Stock-based compensation	1,185,293	—	—	—	—	—	4,991,615	—	4,991,615
Net Loss	—	—	—	—	—	—	—	(33,690,475)	(33,690,475)
Balance at December 31, 2021	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In U.S. Dollars, except for per share data)

	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,690,475)	$(22,942,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	2,641,080	974,384
Depreciation	624,613	413,092
Depreciation capitalized into inventory	2,404,711	2,067,991
Non-cash operating lease expense	1,005,754	1,243,047
Amortization of intangible assets	817,215	615,095
Stock-based payments	5,182,641	12,777,474
Interest Expense	2,687,693	—
Impairment of long-lived assets	5,169,951	—
Deferred income tax	(1,338,000)	1,363,000
Deferred Gain/Loss Sale Leaseback	—	30,481
Accretion	1,932,316	544,492
Loss on Sale of Property and Equipment	—	13,800
Derivative (Gain) Loss	—	6,260,480
Gain on disposal of AZ Dispensary	(6,465,932)	—
Gain on disposal of OMS	(437,107)	—
Gain on disposal of PDS	—	(3,402,794)
Gain on disposal of business MWH	—	(7,038)
Gain on disposal of business PAMS	—	(17,116,068)
Loss on disposal of business HG	—	272,723
Change in operating assets and liabilities:
Accounts Receivable	(3,488,926)	(396,974)
Prepaid expenses	8,996	462,083
Inventory	(10,347,840)	(2,661,090)
Accounts payable and accrued liabilities	2,651,270	8,680,476
Change in assets and liabilities held for sale	124,843	(124,843)
Net cash used in operating activities	$(30,517,197)	$(10,932,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(18,043,946)	$(8,449,097)
Proceeds from sale of AZ Dispensary net of cash	15,125,010	—
Proceeds from sale of PAMS net of cash	—	16,408,411
Proceeds from sale of PDS net of cash	—	4,745,294
Proceeds from sale of HG net of cash	—	(17,945)
Acquisition of Charm City	(3,543,830)	—
Acquisition of MJ Distributing	(1,592,500)	—
Proceeds from sale of OMS net of cash	1,150,000	—
Deposits	(306,082)	249,008
Net cash provided by (used in) investing activities	$(7,211,348)	$12,935,671

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	$—	$7,613,490
Deferred financing costs	-	(120,266)
Proceeds from long-term debt, net of issuance costs	27,108,239	—
Convertible debt payment	(900,000)	—
Proceeds from option exercises	1,209,605	94,050
Proceeds from warrant exercises	-	9,857,498
Debt principal payments	(60,000)	—
Lease principal payments	(1,579,700)	(1,576,553)
Net cash provided by financing activities	$25,778,144	$15,868,219

Net change in cash and restricted cash	$(11,950,401)	$17,871,507

Cash and restricted cash, beginning of period	$27,105,680	$9,234,173

Cash and restricted cash, end of period	$15,155,279	$27,105,680

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Description of Business and Summary

Goodness Growth Holdings, Inc. (“Goodness Growth” or the “Company”) (formerly, Vireo Health International, Inc.) was incorporated under the Alberta Business Corporations Act on November 23, 2004. The Company was listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VREO”. On June 9, 2021, the Company changed its name to Goodness Growth Holdings, Inc. and its ticker symbol on the CSE to “GDNS.”

Goodness Growth is a physician-led, science-focused organization that cultivates and/or manufactures pharmaceutical-grade cannabis and cannabis extracts. Goodness Growth operates cannabis cultivation, production, and dispensary facilities in Arizona, Maryland, Minnesota, New Mexico, and New York, and formerly in Ohio, which was disposed of on March 31, 2021, through its subsidiaries.

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

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. During 2021, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Goodness Growth employees or those of its supply chain partners.

2. Summary of Significant Accounting Policies

Basis of presentation and going concern

The accompanying consolidated financial statements reflect the accounts of the Company. The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

For the year ended December 31, 2021, the Company reported a net loss of $33,690,475 and a net loss of $22,942,194 for the year ended December 31, 2020.

For the years ended December 31, 2021 and 2020, the Company had negative cash flows used in operating activities of $30,517,197 and $10,932,383, respectively.

As of December 31, 2021 and 2020, the Company had working capital of $25,233,518 and $27,098,496 respectively, reflecting a decrease in working capital of $1,864,978 for the year ended December 31, 2021.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business. These management forecasts and assumptions support the Company’s ability to meet its contractual obligations such as payments of principal and interest on the outstanding notes payable and the Company’s lease commitments.

These consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations.

Basis of consolidation

These consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company for the year ended December 31, 2021:

Name of entity	Place of incorporation
Vireo Health, Inc.	Delaware, USA
Vireo Health of New York, LLC	New York, USA
Minnesota Medical Solutions, LLC	Minnesota, USA
Ohio Medical Solutions, Inc.	Delaware, USA
MaryMed, LLC	Maryland, USA
Vireo of Charm City, LLC	Maryland, USA
1776 Hemp, LLC	Delaware, USA
Vireo Health of Massachusetts, LLC	Delaware, USA
Mayflower Botanicals, Inc.	Massachusetts, USA
Elephant Head Farm, LLC	Arizona, USA
EHF Cultivation Management, LLC	Arizona, USA
Retail Management Associates, LLC	Arizona, USA
Arizona Natural Remedies, Inc.	Arizona, USA
Vireo Health of New Mexico, LLC	Delaware, USA
Red Barn Growers, Inc.	New Mexico, USA
Resurgent Biosciences, Inc.	Delaware, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
XAAS Agro, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Verdant Grove, Inc.	Massachusetts, USA

The entities listed above are wholly owned, or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company and all intercompany transactions and balances have been eliminated in the financial statements of the Company.

During the year ended December 31, 2021, Ohio Medical Solutions, Inc. was removed as a result of a business disposition, and Vireo Health of Nevada 1, LLC, and Vireo of Charm City, LLC, were acquired. Refer to Note 3 for further details on business dispositions.

Recently adopted accounting pronouncements

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options. The adoption of the standard did not have a material impact on the Company's results of operations or cash flows.

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

Examples of key estimates in these consolidated financial statements include cash flows and discount rates used in accounting for business combinations including contingent consideration, asset impairment including estimated future cash flows and fair values, the allowance for doubtful accounts receivable and trade receivables, inventory valuation adjustments that contemplate the market value of, and demand for inventory, estimated useful lives of property and equipment and intangible assets, valuation allowance on deferred income tax assets, determining the fair value of financial instruments, fair value of stock-based compensation, estimated variable consideration on contracts with customers, estimated redemption rates on loyalty sales programs, estimated paid time off redemption rates, sales return estimates, the fair value of the convertible notes and equity component and the classification, incremental borrowing rates and lease terms applicable to lease contracts.

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

A discontinued operation is a component of the Company that either has been abandoned, disposed of, or is classified as held for sale, and: (i) disposal group is a component of an entity (or group of components); (ii) component of an entity (or group of components) meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale; (iii) component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A component of the Company comprises an operation and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the year ended December 31, 2021, the Company completed two divestitures, further described in Note 3. Management considered the quantitative results of the divested entities as well as qualitative strategic considerations to judge whether the two divestitures constitute a discontinued operation. Management does not believe either of these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation.

Definition of a business – Determination of what constitutes a business for purposes of acquisition accounting requires significant judgement.  ASC 805 notes that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. However, the exact quantitative threshold is not explicitly defined. During the year ended December 31, 2021, the Company completed two acquisitions, further described in Note 3. Management determined that substantially all of the fair value of the assets acquired was concentrated in the licenses acquired, and as such they should be treated as asset acquisitions.

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

Foreign currency

These consolidated financial statements are presented in the United States dollar (“USD”), which is the Company’s reporting currency. The functional currency of the Company and its subsidiaries, as determined by management, is the United States (“US”) dollar.

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

The anti-dilutive shares outstanding for years ending December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Stock options	23,226,338	26,924,858
Warrants	4,395,949	17,121,411
Convertible notes	—	211,765
Total	27,622,287	44,258,034

Segment Information

Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources to the segment and assess its performance. The Company operates in one business segment, namely as the Cannabis segment that cultivates, processes and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories. The Company’s Chief Executive Officer is the Company’s chief operating decision maker.

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

Fair value measurements

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable and long-term debt approximates fair value as they bear a market rate of interest.

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

Inventory

Inventory is comprised of cannabis work-in-process, cannabis finished goods and other inventory. Work-in-process inventory includes cannabis plants, bulk harvested material, and various bulk oils and extracts. Finished goods include packaged flower and extracts. Other inventory includes product packaging, hemp derived CBD, apparel, and paraphernalia.

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

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and record write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s balance sheets, statements of net loss and comprehensive loss and statements of cash flows.

Property and equipment

Property and equipment are recorded at cost net of accumulated depreciation and impairment, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings and improvements ranges from five to thirty-nine, the estimated useful life of property and equipment, other than buildings, ranges from three to ten years. Land is not depreciated. Leasehold improvements, included in buildings and improvements, are depreciated over the lesser of the asset’s estimated useful life or the remaining lease term. The estimated useful life of right of use assets relating to operating and finance leases ranges from one to sixty-four years.

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

Intangible assets

Intangible assets include intangible assets acquired as part of business combinations, asset acquisitions and other business transactions. The Company records intangible assets at cost, net of accumulated amortization and accumulated impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value on the acquisition date.

Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Licenses	15-20 years

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

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and definite life intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited.

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

Revenue recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Years Ended December 31,
	2021	2020
Retail	$44,692,385	$37,236,301
Wholesale	9,753,783	11,972,314
Other	—	2,714
Total	$54,446,168	$49,211,329

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2021 and 2020, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

(i)Variable consideration

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

(ii)Significant financing component

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

(iii)Contract balance

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

Stock-based compensation

The Company measures and recognizes compensation expense for stock options to employees and non-employees on a straight-line basis over the vesting period based on their grant date fair values. Prior to the adoption of ASU 2018-07 on January 1, 2019, the fair value of stock options to non-employees were re-measured at each reporting date until one of either of the counterparty’s commitment to perform is established or until the performance is complete. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Determining the estimated fair value of at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of subordinated voting shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company, as well as the Company’s historical volatility.

For stock options granted, the fair value of common stock at the date of grant was determined by the Board of Directors with assistance from management. The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

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

New accounting pronouncements not yet adopted

In October of 2021 FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The required date of adoption is January 1, 2023, and the Company is evaluating potential future impacts on the Company’s financial statements.

In November of 2021 FASB issued ASU 2021 -10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update is intended to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The required date of adoption is January 1, 2022, and the Company is evaluating potential future impacts on the Company’s financial statements.

3. Business Combinations and Dispositions

Dispositions

On October 1, 2020, the Company reached a definitive agreement with Ayr Strategies Inc. (“Ayr”) to sell all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, Inc. (“OMS”) for $1,150,000 in cash. Assets and liabilities relating to OMS were classified as “held for sale” as of December 31, 2020. On March 31, 2021, the sale of OMS was completed.  As part of this transaction, the Company transferred assets and liabilities with a net book value of $712,894.  Consideration received exceeded OMS’s net assets at the time of sale, resulting in a gain of $437,106 which was recorded in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2021.

On November 1, 2021, subsidiaries and an affiliate of the Company entered into a Purchase Agreement with subsidiaries and an affiliate of Copperstate Farms, LLC (“Copperstate”) pursuant to which the Company sold its Phoenix dispensary and cultivation licenses, dispensary inventory and equipment, dispensary lease, and all dispensary revenue-producing contracts to Copperstate (the “Transaction”). On November 18, 2021, the Transaction closed.  Cash consideration received of $15,125,010 exceeded net assets transferred of $8,659,077 resulting in a gain of $6,465,933 which was recorded in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2021.

On June 22, 2020, the Company reached a definitive agreement with Jushi Inc, a subsidiary of Jushi Holdings, Inc. (“Jushi”), to divest all the equity in its subsidiary company, Pennsylvania Medical Solutions, LLC (“PAMS”). On August 11, 2020, the Company completed the sale of its equity in PAMS to Jushi, for consideration of $20,320,936 including a $3,750,000 four-year note with an 8 percent coupon rate payable quarterly. As part of this transaction, the Company transferred assets and liabilities with a net book value of 3,204,868. Consideration received exceeded PAMS net assets at the time of sale, resulting in a gain of $17,116,068 which was recorded in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2020.

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

On December 17, 2020, the Company divested all the equity in its subsidiary company, Pennsylvania Dispensary Solutions, LLC, to Jushi in exchange for consideration of $5,726,848 cash. Consideration received exceeded PAMS net assets of $2,324,054 at the time of sale, resulting in a gain of $3,402,794 which was recorded in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2020.

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

The acquisition of MJ Distributing was completed on January 5, 2021. As part of the closing of the acquisition the restricted cash of $1,592,500 was transferred to the sellers, the convertible notes in escrow were cancelled, and the Company issued 1,050,000 subordinate voting shares to the sellers. Management determined the total consideration paid of $1,592,500 in restricted cash, $1,385,239 associated with the fair value of the subordinate voting shares issued, and $28,136 of deferred acquisition costs, was equal to the fair value of the intangible asset acquired, or $3,005,875. The related operating results are included in the accompanying consolidated statements of operations, changes in shareholders’ equity, and statement of cash flows commencing from the date of acquisition.

Acquisition of the Assets of Charm City Medicus, LLC

On July 8, 2021, the Company’s subsidiary, Vireo of Charm City, LLC, signed a definitive agreement to purchase substantially all the assets of Charm City Medicus, LLC, a medical cannabis dispensary located in Baltimore, Maryland, and closed the transaction on November 19, 2021. Consideration paid totaled $7,219,713 consisting of 1,459,803 subordinate voting shares with a fair value of $1,367,590, a $2,000,000 note payable bearing an interest rate of 8%, cash of $3,491,865, an unpaid cash consideration of $308,294, and transaction costs of $51,964.  Consideration paid exceeded net assets acquired of $35,131.  The excess consideration paid of $7,184,583 was equal to the fair value of the intangible asset acquired. The related operating results are included in the accompanying consolidated statements of operations, changes in shareholders’ equity, and statement of cash flows commencing from the date of acquisition.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2021
Cash	$15,155,279	$—	$—	$15,155,279
Total assets	$15,155,279	$—	$—	$15,155,279

December 31, 2020
Cash	25,513,180	—	—	25,513,180
Restricted cash	1,592,500	—	—	1,592,500
Total assets	$27,105,680	$—	$—	$27,105,680

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2021, the carrying values of property and equipment and intangible assets and were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs (refer to Notes 10 & 13). No impairment was determined necessary for the year ended December 31, 2020.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable and long-term debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	December 31,	December 31,
	2021	2020
Trade receivable	$1,251,699	$486,807
Tenant improvements receivable	—	127,160
Tax withholding receivable	3,208,270	—
Other	42,500	83,027
Total	$4,502,469	$696,994

Included in the trade receivables, net balance at December 31, 2021, and 2020, is an allowance for doubtful accounts of $215,606 and $132,490, respectively.  Included in the tax withholding receivable, net balance at December 31, 2021 is an allowance for doubtful accounts of $356,474.

6. Notes Receivable

As of December 31, 2021, and 2020, the Company had a total of $3,750,000 and $4,043,700, respectively, in notes receivable. The balances are comprised primarily of the $3,750,000 four-year note with an 8% coupon rate payable quarterly obtained as part of the PAMS disposition further described in Note 3.

7. Inventory

Inventory is comprised of the following items:

	December 31,	December 31,
	2021	2020
Work-in-progress	$15,167,522	$8,317,502
Finished goods	4,580,158	3,980,900
Other	674,381	346,493
Total	$20,422,061	$12,644,895

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	December 31,
	2021	2020
Work-in-progress	$1,949,811	$381,401
Finished goods	691,269	592,983
Total	$2,641,080	$974,384

During the years ended December 31, 2021 and 2020, the Company recorded write downs to net realizable value in its Maryland and Arizona subsidiaries. Based on the market sales price relative to the cost to produce certain inventories, these costs could not be recovered, and as a consequence net realizable value was less than carrying value of inventory. Additionally, the Company recorded inventory reserves related to expected future spoilage of inventory.  Accordingly, inventory valuation adjustments amounting to $2,641,080 and $974,384 were recorded in 2021 and 2020 respectively.

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	December 31,	December 31,
	2021	2020
Prepaid Insurance	$838,612	$921,600
Other Prepaid Expenses	721,501	630,678
Total	$1,560,113	$1,552,278

9. Deferred Acquisition Costs

As of December 31, 2021, and 2020, the Company had a total of $0 and $28,136 respectively in deferred acquisition costs relating to the acquisition of MJ Distributing (Note 3), which had closed as of December 31, 2020.

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020
Land	$1,366,650	$1,309,949
Buildings and leasehold improvements	15,529,928	7,280,665
Furniture and equipment	7,962,363	4,635,602
Software	221,540	221,540
Vehicles	513,135	379,852
Construction-in-progress	10,510,166	9,276,852
Right of use asset under finance lease	71,078,655	12,351,838
	107,182,437	35,456,298
Less: accumulated depreciation	(7,693,878)	(4,890,039)
Total	$99,488,559	$30,566,259

For the year ended December 31, 2021 and 2020, total depreciation on property and equipment was $3,029,324 and $2,481,083, respectively. For the year ended December 31, 2021 and 2020, accumulated amortization of the right of use asset amounted to $2,513,223 and $2,025,239, respectively. For the year ended December 31, 2021 and 2020, the right of use asset under finance lease of $71,078,655 and 12,351,838, respectively, consists of leased processing and cultivation premises, and leased equipment. The Company capitalized into inventory $2,404,711 and $2,067,991 relating to depreciation associated with manufacturing equipment and production facilities as of December 31, 2021 and 2020, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the consolidated statements of net loss.

As of December 31, 2021, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was below book value. As a result, the Company recorded an impairment charge of $3,064,468 (2020 - $0) on property and equipment, net.

11. Leases

Components of lease expenses are listed below:

	December 31,	December 31,
	2021	2020
Finance lease cost
Amortization of ROU assets	$947,177	$1,226,024
Interest on lease liabilities	5,206,540	4,935,602
Operating lease expense	2,581,665	2,562,874
Total lease expenses	$8,735,382	$8,724,500

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2021	December 31, 2021	Total
2022	$2,521,238	$7,143,575	$9,664,813
2023	2,470,614	10,492,227	12,962,841
2024	2,194,068	10,597,822	12,791,890
2025	1,979,678	10,683,979	12,663,657
2026	1,557,311	11,001,044	12,558,355
Thereafter	2,625,449	206,379,022	209,004,471
Total minimum lease payments	$13,348,358	$256,297,669	$269,646,027
Less discount to net present value	(4,653,945)	(183,163,054)	(187,816,999)
Present value of lease liability	$8,694,413	$73,134,615	$81,829,028

The Company has entered into various lease agreements for the use of buildings used in production and retail and wholesale sales of cannabis products.

On September 24, 2021, the Company signed a third amendment to the existing lease agreements for the cultivation and processing facilities in New York. Under the terms of the amendment, the term of the lease was extended to September 23, 2041, and provides for additional tenant improvements up to $49,435,000.  The amended agreement for the cultivation and processing facility in New York increased base rent by $492,625.  This base rent increase will be phased in over the sixteen months following the amendment date.

On April 10, 2020, the Company signed a fourth amendment to the existing lease agreements for the cultivation and processing facilities in Minnesota. Under the terms of the amendment, the term of the lease was extended to April 9, 2040, and provides for additional expansion and tenant improvements up to $6,698,183. The amended agreement for the cultivation and processing facility in Minnesota requires regular monthly payments of $129,350.

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

On January 14, 2020, the Company signed a second amendment to the existing lease agreements for the cultivation and processing facilities in Pennsylvania. Under the terms of the second amendment, the term of the lease was extended to December 7, 2038, and provides for additional tenant improvements of up to $8,336,670. The amended agreement for the cultivation and processing facility in Pennsylvania requires regular monthly payments of $182,419. On April 10, 2020, the Company signed a third amendment to the existing lease agreements for the cultivation and processing facilities in Pennsylvania. Under the terms of the amendment, tenant improvements were reduced to $8,036,670. The amended agreement for the cultivation and processing facility in Pennsylvania requires regular monthly payments of $184,786. This lease was transferred on the disposition of PAMS (Note 3).

Supplemental cash flow information related to leases

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$1,579,700	$1,576,553
Non-cash additions to ROU assets	60,423,915	8,836,087
Amortization of operating leases	1,243,245	1,343,257

Other information about lease amounts recognized in the financial statements

	December 31,
	2021	2020
Weighted-average remaining lease term (years) – operating leases	5.53	6.76
Weighted-average remaining lease term (years) – finance leases	19.46	18.38
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	15.31%	22.31%

12. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2019 and 2020	$3,132,491
Dispositions	(2,948,655)
Goodwill - December 31, 2021	$183,836

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company annual impairment testing is December 31. On this date, the Company performed a qualitative test to determine whether it is necessary to perform a two-step goodwill impairment test.

After assessing the totality of the events and circumstances surrounding the performance and outlook of the Company’s cash generating units with goodwill it was determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. As such, the first and second steps of the goodwill impairment test are unnecessary, and no impairment charge was taken.

13. Intangibles

During the year ended December 31, 2021, the Company acquired cannabis licenses in Nevada and Maryland. The fair value allocated to a license is depreciated over its expected useful life, which is estimated to be 15 years.

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance, December 31, 2019	$9,001,237	$—	$9,001,237
Additions (Note 3)	—	68,276	68,276
Divestitures	(45,000)	—	(45,000)
Amortization	(615,094)	—	(615,094)
Balance, December 31, 2020	$8,341,143	$68,276	$8,409,419
Additions (Note 3)	10,190,458	—	10,190,458
Divestitures (Note 3)	(5,492,890)	—	(5,492,890)
Amortization	(817,215)	—	(817,215)
Impairment	(2,105,483)		(2,105,483)
Balance, December 31, 2021	$10,116,013	$68,276	$10,184,289

Amortization expense for intangibles was $817,215 and $615,094 during the years ending December 31, 2021 and 2020, respectively and is recorded in operating expenses on the Consolidated Statements of Net Loss and Comprehensive Loss. As of December 31, 2021, the Company evaluated whether intangible assets showed any indicators of impairment, and it was determined that the recoverable amount of the Company’s Nevada license was below book value. The Company reviewed valuations of similar licenses held by peer companies, noting these valuations were substantially lower than the Company’s book value of the Nevada licenses.  The Company arrived at a valuation of the Nevada licenses that is in line with comparable licenses held be peer companies, and as a result, the Nevada licenses were impaired by $2,105,483.

The Company estimates that amortization expense will be $689,471 per year, for the next five years.

14. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	December 31,	December 31,
	2021	2020
Accounts payable – trade	$1,490,286	$900,929
Accrued Expenses	7,708,883	5,106,407
Taxes payable	5,196,677	7,227,245
Contract liability	409,627	242,722
Total accounts payable and accrued liabilities	$14,805,473	$13,477,303

15. Long-Term Debt

During the year ended December 31, 2017, the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. Effective November 13, 2019, the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000 and extend the maturity date to December 31, 2021. On December 28, 2021, the Company’s promissory note payable in the amount of $1,110,000 was modified to extend the maturity date to December 31, 2023, and the Company paid off $60,000 in principal.

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. Net of fees and closing costs of $1,971,705, the Company received $24,028,295 of the first tranche on March 25, 2021. Additionally, the Company incurred fees and closing costs of $1,083,422 which were paid in cash. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) 13.625% per annum payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. The Credit Facility matures on March 31, 2024.

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

On November 18, 2021, the Company and lender amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% and no warrants were issued in connection with this loan.  Cash received net of $156,900 in financing costs was $4,043,100. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC (Note 3). The note bears an interest rate of 8% per annum with interest payments required due on the last day of each calendar quarter. The maturity date of the note is November 19, 2023, and the note is secured by 25% of the membership interests in Vireo Health of Charm City, LLC.

The following table shows a summary of the Company’s long-term debt:

	December 31,	December 31,
	2021	2020
Beginning of year	$1,110,000	$1,110,000
Proceeds	30,200,000	—
Note payable issued in Charm City acquisition (Note 3)	2,000,000
Deferred financing costs	(8,607,786)	—
PIK interest	564,151	—
Amortization of deferred financing costs	2,123,542	—
Principal payments	(60,000)	—
End of period	27,329,907	1,110,000
Less: Current portion	—	(1,110,000)
Total long-term debt	$27,329,907	$—

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

17. Convertible notes

On June 17, 2019, the Company issued a convertible note with a face value of $900,000 in connection with the XAAS Argo, Inc. acquisition.  This note was repaid in full during the year ended December 31, 2021.

The following table sets forth the net carrying amount of the convertible notes:

	December 31, 2021	December 31, 2020
5.00% convertible notes	$—	$900,000
Net carrying amount	$—	$900,000

18. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2021. The liquidation and dividend rights are identical among Shares equally in our earnings and losses on an as converted basis.

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

Super Voting Shares

Holders of Super Voting Shares will be entitled to ten votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted, which for greater certainty, shall initially equal one thousand votes per Super Voting Share. Each Super Voting share shall be convertible into one hundred Subordinate Voting Share

Shares Issued

During the year ended December 31, 2021, employee stock options were redeemed for 4,289,392 Subordinate Voting Shares. Proceeds from these transactions were $1,209,605.

During the year ended December 31, 2021, 151,407 Multiple Voting Shares were converted into 15,140,700 Subordinate Voting Shares.

On June 4, 2021, the Company issued 295,774 shares with a fair value of $604,876 to a third party for ongoing corporate advisory services. The fair value of the issued shares was recorded to stock-based compensation expense in the consolidated statements of net loss and comprehensive loss for the year ended December 31, 2021.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, the Company issued 7,110,481 subordinate voting shares to its former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares with a fair value of $1,441,183 pursuant to an exemption from registration under the Securities Act. The fair value of the 889,519 subordinate voting shares issued of $1,441,183 was recorded as stock-based compensation expense in the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2021.  The Company did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares are subject to a holding period expiring on August 1, 2021. He was previously issued 15,000,000 warrants under his employment agreement and as part of the settlement, he surrendered all right, title, and interest in the remaining 5,000,000 warrants for cancellation.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2021	2020
Risk-Free Interest Rate	1.25%	0.57%
Weighted Average Exercise Price	$2.32	$0.99
Expected Life of Options (years)	7.00	7.07
Expected Annualized Volatility	100.00%	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the Company for the years ended December 31, 2021 and 2020 is presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2019	23,662,600	$0.35	7.54
Forfeitures	(2,337,145)	0.65	—
Exercised	(495,067)	0.19	—
Granted	6,094,470	0.99	—
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(106,934)	1.23	—
Exercised	(4,289,392)	0.28	—
Granted	697,806	2.32	—
Options Outstanding at December 31, 2021	23,226,338	$0.56	6.02

Options Exercisable at December 31, 2021	17,640,936	$0.40	5.26

During the years ended December 31, 2021 and 2020, the Company recognized $2,945,557 and $1,674,806 in share-based compensation relating to stock options, respectively. As of December 31, 2021, the total unrecognized compensation costs related to unvested stock options awards granted was $2,467,167. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.4 years. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2021, was $27,203,021 and $23,167,294, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,
SVS Warrants Denominated in C$	2021	2020
Risk-Free Interest Rate	1.27%	N/A
Expected Life of Options (years)	4.23	N/A
Expected Annualized Volatility	100.00%	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	16,630,309	$2.34	4.49
Expired	(867,198)	1.50	—
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,481)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,519)	3.44	0.19
Warrants outstanding at December 31, 2021	—	$—	—

Warrants exercisable at December 31, 2021	—	$—	—

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	—
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23

Warrants exercisable at December 31, 2021	3,037,649	$3.50	4.23

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2019	13,583	$194.66	2.73
Issued	—	—	—
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64

Warrants exercisable at December 31, 2021	13,583	$194.66	0.64

During the year ended December 31, 2021, $0 (2020 - $10,981,157) in share-based compensation expense was recorded in connection with the SVS compensation warrants and $0 (2020 - $121,511) in share-based compensation was recorded in connection with the MVS warrants.

As of December 31, 2021, there were 150,000 SVS compensation warrants earned in connection with ongoing corporate advisory and financing services rendered, but not yet issued. The Company recorded $191,026 in share-based compensation expense and accounts payable and accrued liabilities in connection with these warrants as of December 31, 2021.

20. Commitments and Contingencies

Legal proceedings

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo U.S., Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed,

LLC in 2017. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S.

Simultaneously with the complaint, Schneyer filed a motion seeking a temporary restraining order (“TRO”) to prevent the “further transfer” of MaryMed which would, Schneyer claimed, occur if Vireo U.S.’s RTO transactions were allowed to occur. The Court held a hearing on the motion for TRO on March 5, 2019 and denied the motion on the same day.

Weeks prior to commencement of the litigation, Dorchester Management had appointed a special litigation committee (“SLC”) on behalf of Capital to investigate the consideration provided by Vireo U.S. for the purchase of MaryMed and assess any potential claims Capital may have as a result of the transaction. The SLC, a retired judge who engaged another retired judge as legal counsel to the SLC, was appointed in accordance with Minnesota law, issued a report on May 1, 2021, recommending, among other things, that certain claims be permitted to proceed (the “Remaining Derivative Claims”) and other claims not be permitted to proceed by the Court (the “Rejected Derivative Claims”).

On July 7, 2021, Schneyer filed a Second Amended Complaint asserting direct claims on behalf of himself and the Remaining Derivative Claims on behalf of Capital and some Rejected Derivative Claims on behalf of Capital. Under Delaware law, Capital has a right to control the litigation of the Remaining Derivative Claims, the Rejected Derivative Claims, and any other derivative allegations that may be asserted on behalf of Capital. On August 17, 2021, Management exercised this right for Capital and appointed a second independent special litigation committee (the “Second SLC”), a partner at an international law firm, to manage the litigation of the claims raised in Schneyer’s Second Amended Complaint. On August 31, 2021, Capital filed a complaint at the Second SLC’s direction alleging the Remaining Derivative Claims and the Rejected Derivative Claims. Schneyer opposed the appointment of the Second SLC and the Court will rule on whether the Second SLC can pursue Second Amended Complaint.

On December 9, 2021, the Court dismissed Schneyer’s claim for rescissory damages and the Remaining Derivative Claim alleging fraud. The Court also ruled that the Remaining Derivative Claims should be pursued by the Second SLC. Finally, the Court also denied Schneyer’s request to seek punitive damages.

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.  Following this denial, the litigation will proceed with Schneyer’s three contract claims and a direct fraud claim against Management and Vireo U.S., as well as the Remaining Derivative Claims brought by Capital. Vireo U.S. filed a motion to discuss the Remaining Derivative Claims brought by Capital that remains pending before the Court.

Vireo U.S. believes that Schneyer’s claims lack merit and expects to be vindicated in the SLC process or, in the alternative, prevail in the litigation, if and when it proceeds. However, should Vireo U.S. not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through June 2085.

21. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Years Ended December 31,
	2021	2020
Salaries and benefits	$16,220,876	$12,657,679
Professional fees	3,751,899	3,027,168
Insurance expenses	2,777,027	3,772,689
Marketing	2,525,096	1,550,732
Other expenses	8,380,882	5,356,914
Total	$33,655,780	$26,365,182

22. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2021	2020
United States	$(29,568,475)	$(14,152,194)
Total	$(29,568,475)	$(14,152,194)

The (recoveries) expenses for income taxes consists of:

	Year ended December 31,
	2021	2020
Current:
Federal	$4,484,000	$6,307,000
State	976,000	1,120,000
Total	5,460,000	7,427,000

Deferred:
Federal	152,000	1,113,000
State	(1,490,000)	250,000
Total	(1,338,000)	1,363,000
Total	$4,122,000	$8,790,000

	Year ended December 31,
	2021	2020
Loss before income taxes:	$(29,568,475)	$(14,152,194)
Income tax benefits at statutory rate	(6,209,380)	(2,996,351)
State Taxes	(2,400,960)	(1,426,834)
Non-deductible expenses	12,732,340	13,209,995
Stock based and other compensation	—	3,190
Income tax expense, net	$4,122,000	$8,790,000

The following table summarizes the components of deferred tax:

	2021	2020
Deferred assets
Operating loss carryforwards - United States	$1,892,000	$1,526,000
Allowance for doubtful accounts	165,000	37,000
Accrued loyalty expense	—	—
Inventory reserve	628,000	175,000
Financing leases	553,000	385,000
Intangible assets	238,000	385,000
Property and equipment	578,000
Capital loss carryforward	627,000
Share based compensation	26,000	24,000
Total Deferred tax assets	4,707,000	2,532,000
Less valuation allowance	(1,535,000)	(395,000)
Net deferred tax assets	3,172,000	2,137,000
Deferred tax liabilities
Property and equipment	—	—
Related party management fee receivables	594,000	880,000
Note Receivable	1,083,000	1,100,000
Deferred loss sale leaseback	—	—
Total deferred tax liabilities	1,677,000	1,980,000
Net deferred asset/(tax liabilities)	$1,495,000	$157,000

At December 31, 2021, the Company had United States federal net operating loss carryforwards of approximately $480,000 that can be carried forward indefinitely, and state net operating loss carryforwards of approximately $18,270,000 that can be carried forward fifteen years and limited in annual use to 100% of the current year taxable income.

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

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. As of both December 31, 2021 and 2020, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $0.

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed. The Company is not currently under examination in any jurisdiction for any period. The Company believes it is no longer subject to income tax examinations for fiscal periods ended prior to 2018.

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

23. Supplemental Cash Flow Information(1)

	Year End December 31,
	2021	2020
Cash paid for interest	$6,861,212	$5,861,204
Cash paid for income taxes	5,885,899	370,327
Change in construction accrued expenses	(1,787,111)	1,946,722
Non-cash investing
Acquisition of Nevada through issuance of SVS	1,385,239	—
Acquisition of Nevada through restricted cash and deferred acquisition costs	1,620,636	—
Acquisition of Charm City through issuance of SVS	1,367,590	—
Acquisition of Charm City through issuance of note payable	2,000,000	—

(1)	For supplemental cash flow information related to leases, refer to Note 10.

24. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, and notes receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Trade receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Massachusetts, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has, and intends, to adhere strictly to the state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign currency rates. The Company is not exposed to significant currency risk.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently does not carry variable interest-bearing debt. It is management’s opinion that the Company is not exposed to significant interest rate risk.

25. Related Parties Transactions

As of December 31, 2021, and 2020, there were $98,750 and $0, respectively, due to related parties.

For the years ended December 31, 2021, and 2020, the Company paid a related party (Bengal Impact Partners, of which a member of the Board of Directors is a managing partner) $30,000 and $0, respectively, for ongoing corporate advisory services.

The Company recorded $191,026 in share-based compensation expense related to warrants earned by Bengal Impact Partners for ongoing corporate advisory services, but not yet issued.

For the years ended December 2021, and 2020, the Company paid a related party (Salo LLC, owned by a former member of the Board of Directors) for contract staffing expenses in the amount of $0 and $126,896, respectively.

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS which was controlled by the Company through a management agreement. OMS was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company

26. Subsequent Events

On January 31, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano will acquire all of the issued and outstanding shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares will receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement. The Arrangement is subject to the approvals of the Supreme Court of British Columbia; receipt of U.S. regulatory approvals, including pursuant to the Hart–Scott–Rodino Antitrust Improvements Act and New York State regulatory requirements: and other customary conditions of closing.

In connection with the Arrangement Agreement, on January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to their existing Credit Agreement with Chicago Atlantic Admin, LLC and the lenders party thereto (the “Third Amendment”) providing for delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, Goodness Growth may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to its ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano will reimburse Goodness Growth for all interest expenses related to the Third Amendment in excess of 10% per annum until the earlier of either the Effective Date or termination of the Arrangement Agreement (the “Interest Funding”).

On March 3, 2022, the Company drew $4,075,000 in principal debt from the Delayed Draw Loans. Proceeds received, net of deferred financing fees of $1,075,000, were $3,000,000.

On March 3, 2022, there was a fourth amendment to the Credit Facility. This amendment provides that the Company will cause Verano to guarantee the Credit Facility if the Arrangement closes.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on that evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2021, our management evaluated and assessed, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control environment related to the accounting treatment of warrants issued in connection with the Credit Facility, which have a Canadian dollar exercise price. Management has an established process for appropriately accounting for infrequent and unusual transactions. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any material misstatements to the financial statements issued for the years ended December 31, 2021 and 2020, and previously released financial results will be restated in the comparative periods going forward. Soley due to this material weakness, the Company’s management concluded that at December 31, 2021, the Company’s internal control over financial reporting was not effective.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2021. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Davidson & Company LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include consultation with external GAAP accounting experts on non-recurring, significant, or unusual transactions. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our 2022 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item will be set forth in our 2022 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our 2022 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our 2022 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in our 2022 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1+

Arrangement Agreement between Verano Holdings Corp. and Goodness Growth Holdings, Inc., dated January 31, 2022 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 3, 2022)

3.1#	Articles of Vireo Health International, Inc.

3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

4.1#*	Coattail Agreement, dated March 18, 2019, by and among Kyle E. Kingsley, Vireo Health International, Inc. and Odyssey Trust Company

4.2#	Form of Warrant to Purchase Subordinate Voting Shares of Vireo Health International, Inc.

4.3	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2020)

4.4	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

4.5	Form of Voting Support Agreement dated January 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2022)

4.6	Lock-Up Agreement between Verano Holdings Corp. and Kyle Kingsley, dated January 31, 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2022)

10.1#	Business Combination Agreement between Darien Business Development Corp., Vireo Health, Inc., Vireo Finco (Canada) Inc., 1197027 B.C. LTD. and Darien Merger Sub, LLC, dated February 13, 2019

10.2†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.3†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.6†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.7†#	Incentive Stock Option Agreement by and between Vireo Health International, Inc. and Kyle Kingsley, as of March 18, 2019

10.8†#	Amended and Restated Executive Employment Agreement between Vireo Health International, Inc. and Bruce Linton, dated March 9, 2020

10.9†#*	Confidential Separation and Transition Services Agreement, Waiver and Release between Vireo Health, Inc. and Aaron Hoffnung, effective March 4, 2020

10.10†#	Employment Agreement between Vireo Health International, Inc. and Shaun Nugent, dated November 12, 2019

10.11#*	Master Purchase Agreement among Vireo Health, Inc., Harwich LLC, Mayflower Botanicals, Inc., the Owners (as defined therein), and Landing Rock LLC dated February 1, 2019

10.12#*	Third Amended and Restated Membership Interest and Stock Purchase Agreement among Vireo Health of Arizona, LLC, Mark Wright, Shane Howell, Gordon Hamilton, and Robert Kivlighn, dated February 26, 2019

10.13#*	Equity Purchase Agreement by and among Vireo Health, Inc., Pennsylvania Medical Solutions, LLC, PASPV Holdings, LLC and Jushi Inc., dated June 21, 2021

10.14#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.15#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.16#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.17#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.18#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.19#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.20#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.21#	Second Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.22#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.23#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.24†#	Employment Agreement between Vireo Health, Inc. and Amber Shimpa, effective as of December 1, 2020

10.25†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

10.26†#	Employment Agreement between Vireo Health, Inc. and Christian Gonzalez-Ocasio, effective as of December 1, 2020

10.27†#	Employment Agreement between Vireo Health, Inc. and John Heller, effective as of December 1, 2020

10.28+

Credit Agreement, dated March 25, 2021 by and among Vireo Health International, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2021)

10.29+

Purchase Agreement, dated November 1, 2021, by and among S Flower N Phoenix, Inc., ANR Management, LLC, Arizona Natural Remedies Inc., Elephant Head Farms LLC, and Retail Management Associates LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 5, 2021)

10.30*+

Purchase and Sale Agreement and Joint Escrow Instructions, dated September 1, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.31*

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 24, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.32*

Third Amendment to Lease Agreement, dated September 24, 2021, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.33+

Third Amendment to Credit Agreement, dated January 31, 2022, among Goodness Growth Holdings, Inc., the other Borrowers party thereto, the Lenders party thereto, and Chicago Atlantic Admin, LLC as agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2022)

10.34†

Amendment to Employment Agreement, dated February 2, 2022, by and among Kyle Kingsley, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 8, 2022)

10.35†

Amendment to Employment Agreement, dated February 2, 2022, by and among John Heller, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 8, 2022)

10.36†

Amendment to Employment Agreement, dated February 2, 2022, by and among Christian Gonzalez, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 8, 2022)

10.37†

Amendment to Employment Agreement, dated February 2, 2022, by and among Amber Shimpa, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed February 8, 2022)

10.38

Fourth Amendment to Credit Agreement, dated March 2, 2022, by and among Goodness Growth Holdings, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent

21.1	List of Subsidiaries of Goodness Growth Holdings, Inc.

23.1	Consent of Davidson & Company LLP

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Includes the following financial and related information from Goodness Growth’s Annual Report on Form 10-K as of and for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

†Indicates a management contract or compensatory plan or arrangement.

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

+Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2022	GOODNESS GROWTH HOLDINGS, INC.
	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer

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

Name and Signature	Title	Date

/s/ Kyle E. Kingsley Kyle E. Kingsley	Chief Executive Officer & Director (principal executive officer)	March 14, 2022

/s/ John A. Heller John A. Heller	Chief Financial Officer (principal financial and accounting officer)	March 14, 2022

/s/ Amber H. Shimpa Amber H. Shimpa	Chief Administrative Officer & Director	March 14, 2022

/s/ Chelsea A. Grayson Chelsea A. Grayson	Director	March 14, 2022

/s/ Ross M. Hussey Ross M. Hussey	Director	March 14, 2022

/s/ Victor Mancebo Victor Mancebo	Director	March 14, 2022

/s/ Judd T. Nordquist Judd T. Nordquist	Director	March 14, 2022

/s/ Josh Rosen Josh Rosen	Director	March 14, 2022