Form 10-K/A
period 2021-12-31
Goodness Growth Holdings, Inc.
filed 2022-04-29
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April, 2022, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 84,111,628; Multiple Voting Shares – 374,586; and Super Voting Shares – 65,411.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Davidson & Company LLP	Vancouver, Canada	PCAOB ID 731

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to the Annual Report on Form 10-K of Goodness Growth Holdings, Inc., a British Columbia corporation (referred to as the “Goodness Growth,” “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (SEC) on March 14, 2022 (the Original 10-K), is being filed for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding each director, director nominee and executive officer of Goodness Growth. A brief biography of each person who serves as a director or executive officer follows the table.

Name	Age*	Position
Dr. Kyle E. Kingsley	46	Chief Executive Officer and Chair of the Board
Chelsea A. Grayson	50	Director
Ross M. Hussey	43	Director
Victor E. Mancebo	38	Director
Judd T. Nordquist	52	Director
Josh Rosen	48	Director
Amber H. Shimpa	43	CAO and Director
Dr. Stephen Dahmer	47	Chief Medical Officer
John A. Heller	53	Chief Financial Officer
Christian Gonzalez	41	Chief Operating Officer
Patrick Peters	48	Executive Vice President of Retail
Harris Rabin	47	Chief Marketing Officer
J. Michael Schroeder	54	General Counsel, Chief Compliance Officer, and Secretary

*As of the date of this Circular.

Dr. Kyle E. Kingsley is a board-certified emergency medicine physician and founder of Goodness Growth. Dr. Kyle E. Kingsley has served as CEO and a director of Goodness Growth (and its predecessors Vireo U.S./Minnesota Medical Solutions LLC) since July 2014. Dr. Kyle E. Kingsley has expansive experience in starting medical cannabis companies in well-regulated, limited-license states with narrow timelines for implementation. Dr. Kyle E. Kingsley has been involved with all aspects of medical cannabis implementation, from horticulture and manufacturing to finance and policy. Dr. Kyle E. Kingsley’s primary goal is to build mainstream, cannabis-based, alternatives to opioids, alcohol, and tobacco. Dr. Kyle E. Kingsley’s extensive experience with opioid pain medications and alcohol in the emergency department setting was a major reason for his desire to build a physician-led, science-focused cannabis company. Simultaneously with his emergency medicine staffing responsibilities, Dr. Kyle E. Kingsley founded and developed multiple companies including Clinical Scribes LLC, a medical scribe documentation training and implementation company, which he founded in 2007. Clinical Scribes LLC and its offshoot Medical Scribe Training Systems focus on efficient training of medical professionals, specifically medical scribes. Expertise developed in this setting has led to direct benefits for Goodness Growth which is building an industry-leading, medically-sound, employee education system. Dr. Kyle E. Kingsley is also the author of a wide array of scientifically robust medical scribe training textbooks, “The Ultimate Medical Scribe Handbook” series, which is used by companies across the country to train their medical scribes. Dr. Kyle E. Kingsley also founded MedMacros LLC in 2012, a medical documentation augmentation company that provides physicians and other healthcare providers with online templates to improve documentation speed and comprehensiveness. Dr. Kyle E. Kingsley also brings medical device start up expertise via Doctor Sly LLC, a company focused on development of intellectual property for simple cooling devices used to treat common medical conditions. Currently MigraineBox is a potential treatment for headaches by way of simple cooling of the head and neck. Dr. Kyle E. Kingsley obtained a patent for this method of cooling. Dr. Kyle E. Kingsley received a Bachelor of Science degree in Biochemistry and a Bachelor of Arts degree in German from University of Minnesota in Duluth and received a Doctor of Medicine degree from the University of Minnesota, Twin Cities. During his time at the University of Minnesota, Duluth, Dr. Kyle E. Kingsley worked extensively in a biochemistry laboratory and developed expertise in HPLC and other laboratory techniques that are directly applicable to the medical cannabis industry. Dr. Kyle E. Kingsley is married to Ms. Shimpa’s sister.

Chelsea A. Grayson was the CEO of True Religion (formerly Nasdaq: TRLG) and also sat on the True Religion board of directors (where she chaired the Audit Committee) from 2017 to 2019. Previously, she was the CEO and a board member of American Apparel (formerly NYSE MKT: APP) from 2016 to 2017. In addition to her service on the Goodness Growth

Board and various committees, Ms. Grayson sits on the board of directors of Xponential Fitness (NYSE: XPOF), where she is a member of the Audit Committee and Spark Networks (NYSE: LOV), where she is a member of the Audit Committee. She also serves as an Executive in Residence at Wunderkind (formerly BounceX) and sits on the board of directors of Lapmaster-Wolters (AKA Precision Surfacing Solutions), where she chairs the board and iHerb, where she serves as the lead independent director and chairs the Nomination & Corporate Governance Committee. Ms. Grayson is a former member of the board of directors of Sugarfina, Inc., where she was a member of the Steering Committee, and the board of directors of Delta Dental, where she was a member of the Nominating & Corporate Governance Committee. Prior to joining American Apparel, Ms. Grayson was a partner in the M&A/corporate governance practice groups of Jones Day and Loeb & Loeb. Ms. Grayson is a Board Leadership Fellow and a Corporate Governance Fellow with the National Association of Corporate Directors (NACD). She is also a member of the Board of Advisors for the Department of English at the University of California, Los Angeles. She is a recipient of the In-House Impact Award from The Recorder (The American Lawyer) and of the 40 Under 40 Recognition Award from the M&A Advisor. She was also named one of “L.A.’s Top 40 Dealmakers” in the Los Angeles Business Journal “Who’s Who in L.A. Law”. Ms. Grayson received a Bachelor of Arts degree in English Literature and Business/Economics from the University of California, Los Angeles and received a Juris Doctor degree from Loyola Law School in Los Angeles, California. American Apparel, of which Ms. Grayson served as Chief Executive Officer, filed for Chapter 11 bankruptcy protection during her tenure.

Ross M. Hussey is an attorney with over 15 years of experience who practices in multiple states and jurisdictions and focuses primarily on complex litigation and representing private businesses. He has practiced with Smith Jadin Johnson, PLLC since June 2019. From April 2015 through May 2019, he practiced with Benson, Kerrane, Storz & Nelson, PC. Mr. Hussey is a founding member of Vireo U.S. where he helped create and launch Minnesota Medical Solutions, LLC. He has served as a director of Goodness Growth since July 2020 and sits on the Compensation and Nominating and Corporate Governance Committees. Mr. Hussey previously served as General Counsel for Minnesota Medical Solutions from December of 2014 to March of 2016 before returning to private practice. He also has prior government relations experience and was involved in the implementation of the medical cannabis program in Minnesota. Mr. Hussey holds a Bachelor of Arts degree in Political Science from Gustavus Adolphus College and received a Juris Doctor degree from William Mitchell College of Law.

Victor E. Mancebo is a business professional with nearly 20 years of experience in a variety of operational, retail, and agricultural leadership roles for several national and regional companies in the United States. Mr. Mancebo has amassed executive leadership roles in Banking, Education, Logistics, Technology, Food Safety, Manufacturing, Agriculture, and Retail. He has served as the Chief Executive Officer and Director of TheraTrue,

Inc. since January 2021. From July 2018 through December 2020, Mr. Mancebo served as the President, Chief Executive Officer and as a Director of Liberty Health Sciences Inc. (OTCQX: LHSIF), a profitable vertically integrated cannabis company with 29 dispensaries and a 250,000 square feet production facility housed in 387 acres in Florida, which has served over 100,000 patients to date. At Liberty Health Sciences Inc., Mr. Mancebo was responsible for the growth and success of various departments including retail, sales, compliance, production, processing, cultivation, construction, facilities, and accounting. Prior to that experience, Mr. Mancebo served as a Partner and Chief Operations Officer at Gelatys from April 2016 through April 2018. From 2013 to 2020, Mr. Mancebo served as the Founder and Managing Director at iAgriGroup, where he was responsible for the expansion, strategy and overall operational execution of the international agriculture and food production company. Mr. Mancebo has served as a director since January 2021. He holds a B.A. from Florida International University and a Master Black Belt Six Sigma Certification.

Judd T. Nordquist is a Certified Public Accountant and partner at a Minnesota-based CPA firm, Abdo L.L.P., with more than 28 years of experience and has served on several Board of Advisors, Audit Committees, and has leadership roles with several organizations. He has served on our Board since March 2019 and is Chair of Audit Committee and the Special Committee. As a Business Partner at Abdo, Mr. Nordquist leads the manufacturing, distribution and agriculture segment of the firm where he is responsible for setting the strategic plan and delivering results. Mr. Nordquist helps business owners with business and tax planning, mergers and acquisitions, cash flow management, budgeting, overhead computations, auditing and entrepreneurial consulting services throughout North America and Europe. Mr. Nordquist graduated from Minnesota State University, Mankato with a Bachelor of Science degree in Accounting and is currently attending Harvard

University in pursuit of their Corporate Director Certificate. He is a member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and DFK International.

Josh Rosen has served as Managing Partner of Bengal Capital, a cannabis investment and advisory firm, since December 2020. Through May of 2021, Mr. Rosen was a director of 4Front Ventures Corporation (CSE: FFNT); Mr. Rosen was previously Executive Chairman and CEO of 4Front and its predecessor companies, having co-founded 4Front in 2011.

Rosen has held positions at Credit Suisse (NYSE: CS) and ABN AMRO Bank N.V. (OTCMKTS:AAVMY) and is on the Board of Managers of Ninety Plus Coffee, LLC. Mr. Rosen holds a Bachelor of Arts in Economics and Philosophy from Beloit College.

Amber H. Shimpa has served as the CAO for Goodness Growth since December 2019 and as a director since March 2019. From January 2015 through December 2019, Ms. Shimpa served as Goodness Growth’s Chief Financial Officer. As CAO, she leads Goodness Growth’s human resources, communications, and policy teams and further drives the integration of people and culture for Goodness Growth. She works closely with Dr. Kyle E. Kingsley, in his role as CEO, to perpetuate Goodness Growth’s core values and culture as its workforce continues to rapidly expand. Ms. Shimpa spearheads Goodness Growth’s Corporate Social Responsibility initiatives and Diversity and Inclusion programs. Ms. Shimpa currently serves on the Board and is a member of the Nominating and Corporate Governance Committee. Ms. Shimpa has 14 years of experience as a financial services professional with various commercial and investment banking organizations. Prior to joining Goodness Growth, Ms. Shimpa spent nine years as Vice President of a $1.6 billion bank focused on commercial, nationwide lending. Her experience in the highly regulated banking environment has engrained quality and control in her leadership and financial management approach. Banking is often seen as a challenge for operators within the cannabis industry. Ms. Shimpa’s understanding of the strict compliance requirements in the banking industry, coupled with Goodness Growth’s scientific and safe medical model, have led to welcoming discussions with banks, and ultimately the first known open banking relationship with a cannabis-related company in the U.S. Ms. Shimpa holds a Bachelor of Arts degree in Business from the University of North Dakota. Dr. Kyle E. Kingsley is married to Ms. Shimpa’s sister.

Dr. Stephen Dahmer Dr. Stephen Dahmer is a board-certified family physician whose passion for health and healing has taken him around the globe. Dr. Dahmer has served as the Chief Medical Officer of Goodness Growth since September 2015. A fellow of the Arizona Center for Integrative Medicine, for over two decades he has studied the relationships between plants and people, working closely with diverse cultures and documenting their uses of plants and other integrative therapies. Aspiring to understand ethnomedical systems, as well as the plants and traditional beliefs that support them, Dr. Dahmer has worked in divergent settings including Umbanda terreiros in the heart of Brazil’s second largest slum, Maori clinics in New Zealand, native healers on the Palauan Islands, and as a hospitalist to the Navajo (Dine) Tribe in Chinle, Arizona. Dr. Dahmer has given over 150 lectures on cannabinoid-related medical topics and is involved in two large-scale clinical trials studying medical cannabis, opioids, and chronic pain. At Goodness Growth, Dr. Dahmer oversees clinical research partnerships, pharmacovigilance, physician outreach and engagement, and over 200 employees providing education, support, awareness and a compassionate patient experience to tens of thousands of patients utilizing medical cannabis. From June of 2015 to present, Dr. Dahmer has served as Assistant Clinical Professor in the Department of Family Medicine and Community Health at the Icahn School of Medicine at Mount Sinai where he passionately provided innovative primary care for seven years in New York City where he lives and resides with his family. In addition, since May of 2018, Dr. Dahmer has served as a Family Physician and Director of Holistic Primary Care at Scarsdale Integrative Medicine. Dr. Dahmer received his Bachelor of Arts degree in Zoology and Spanish, as well as his Medical Doctor degree from the University of Wisconsin.

John A. Heller has been serving as the Chief Financial Officer of Goodness Growth since July 2020. Mr. Heller has 30 years of experience managing finance, accounting, IT, and business information functions in a variety of public and private companies. Prior to joining Goodness Growth, Mr. Heller served as the Chief Financial Officer of Lift Brands, Inc., a worldwide fitness center franchisor from July 2016 to July 2020. From 1998 through April 2016, Mr. Heller served as Senior Vice President of Finance and Treasurer of LifeTime Fitness, Inc. He began his career as a public accountant and Certified Public Accountant working for Arthur Andersen in Minneapolis, Minnesota. Mr. Heller has been involved in raising over $2 billion of capital through public and private equity, senior and subordinated debt, real estate financing, and sale leasebacks. Mr. Heller has a Bachelor of Science degree in Accounting from St. John’s University in Collegeville, Minnesota.

Christian Gonzalez is an engineer and manufacturing entrepreneur with over 15 years of experience in the medical device, pharmaceutical and aerospace/defense industries. He has served as Goodness Growth’s Chief Operating Officer since November 2020. Prior to that he served as Goodness Growth’s Executive Vice President, Operations from September 2019 to November 2020 and as Vice President, Manufacturing Operations from June 2019 until September 2019. From December 2017 until June 2019, Mr. González served as General Manager of Pennsylvania Medical Solutions, LLC, a former subsidiary of Goodness Growth. Mr. González founded and has served as the Chief Executive Officer of Esmeril Industries LLC, a successful medical device/aerospace component manufacturing company since August 2008. Mr. González’s knowledge of the startup process, thorough understanding of good manufacturing methods/practices, and commitment to quality are useful tools in the ever-evolving medical device and pharmaceutical industries. At Goodness Growth, Mr. González is involved in such activities as strategic planning and capital raising efforts to mergers and acquisition activities. As Executive Vice President of Operations, Mr. González helps drive and achieve operational, manufacturing and revenue goals in line with Goodness Growth’s vision. Mr. González has a Bachelor of Science degree in Mechanical Engineering from the University of Puerto Rico.

Harris Rabin has served as Goodness Growth’s Chief Marketing Officer since May 2019. In this role, he oversees marketing and brand building efforts. Mr. Rabin brings two decades of relevant experience, including executive leadership roles in the consumer healthcare and beverage alcohol industries. He is an accomplished marketing leader with a proven and consistent track record. In addition, he also has served as Chief Marketing Officer of Willow Bark Brands, Inc. since May 2020. Prior to joining Goodness Growth, from 2014 to 2019, he served as Global Vice President of Marketing at Anheuser-Busch InBev (ABInBev), where he led brand building efforts for a multi-billion-dollar global portfolio of core beer brands. Mr. Rabin has a Bachelor of Arts degree in Mathematics and Economics from Northwestern University and a Master of Business Association degree from MIT Sloan School of Management.

Patrick Peters is a highly driven retail executive with experience in industry-leading brands across diverse market segments. Mr. Peters is experienced in developing innovative and effective solutions to drive continuous improvement and financial results. He has served as Goodness Growth’s Executive Vice President of Retail since November 2020. Prior to that he served as Senior Vice President of Retail, Wholesale, and E-Commerce at Goodness Growth from November 2019 to November 2020. Prior to that, from June 2018 to July 2019, Mr. Peters served as the Regional Director of Rue21, where he managed Rue21’s retail locations on the East Coast. Mr. Peters served as a Financial Planner at Northwest Mutual from June 2017 to March 2018, where he assisted individuals with life insurance and financial planning. From June 2013 to February 2017, Mr. Peters served as Chief Operating Officer and Vice President of Retail at Costume SuperCenter, where he focused on growing infrastructure of new e-commerce retail acquisition.

J. Michael Schroeder has been serving as Goodness Growth’s General Counsel and Chief Compliance Officer since July 2018. Mr. Schroeder is an attorney with over 28 years of experience, including six years in law firm practice in New York City area and 22 years in house at four companies. He previously served as General Counsel of two other publicly traded companies. From July 2014 through February 2018, Mr. Schroeder served as General Counsel and Chief Compliance Officer of Deluxe Corporation. Mr. Schroeder has expertise in a wide variety of substantive areas of the law, including corporate structuring and transactions, securities, employment, contracts, real estate, capital markets, intellectual property, international trade, litigation management, dispute resolution, and administrative law, as well as in managing the legal and regulatory compliance functions and teams for several companies. He has also provided corporate secretarial services for each of his private company employers. Mr. Schroeder received a Bachelor of Science degree, magna cum laude, in Business with a concentration in Finance from the University of Colorado at Boulder and a Juris Doctor degree from Duke University. In 2011, Mr. Schroeder filed a bankruptcy petition under Chapter 7 of Title 11 of the United States Bankruptcy

Code in connection with his personal guarantee of real estate development projects and the inability to refinance related indebtedness. In June of 2012, the bankruptcy was discharged.

CORPORATE GOVERNANCE

The standing committees of our Board consist of the Audit Committee and the Compensation Committee. The responsibilities of these committees are described below. Our Board may also establish various other committees to assist it in its responsibilities. The following table summarizes the current membership of the Board and each of its committees:

Director Name	Audit Committee	Compensation Committee	N&G Committee
Dr. Kyle E. Kingsley
Chelsea A. Grayson	Member	Member	Chair
Ross M. Hussey		Chair	Member
Victor E. Mancebo	Member	Member	Member
Judd T. Nordquist	Chair
Josh Rosen
Amber H. Shimpa			Member

Our Board has adopted a charter for each of the three standing committees that addresses the composition and responsibilities of each committee. Copies of such materials are available on our website at investors.vireohealth.com/governance/Governance-Documents.

Audit Committee

Pursuant to the Audit Committee’s charter, its functions include assisting the Board in fulfilling its oversight responsibilities relating to accounting and financial reporting processes and internal controls for Goodness Growth and the audits of its financial statements, and in ensuring the adequacy and effectiveness of Goodness Growth’s risk management programs.

The Audit Committee currently is comprised of three directors Chelsea A. Grayson, Victor E. Mancebo and Judd T. Nordquist (chair). Each of these directors is independent as contemplated by NI 52-110 and the Nasdaq Rules. An audit committee member is independent if the member meets the requirements of the Nasdaq Rules and has no direct or indirect material relationship with Goodness Growth that could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. The Board has determined that all members of the Audit Committee are financially literate, and that Mr. Nordquist qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

N&G Committee

The N&G Committee assists the Board in fulfilling its oversight responsibilities relating to the corporate governance of Goodness Growth and the size, structure, and membership of the Board and its committees, as well as making recommendations to the Board with respect to director compensation. The N&G Committee also is responsible for identifying and reviewing the qualifications of prospective nominees for director and recommending the slate of nominees for inclusion in Goodness Growth’s Proxy Statement and management information circular and presentation to the Shareholders at the Meeting. The members of the N&G Committee are Chelsea A. Grayson (chair), Ross M. Hussey, Victor E. Mancebo and Amber H. Shimpa.

Compensation Committee

The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to the recruitment, compensation, evaluation, and retention of senior management and other key employees with the skills and expertise needed to enable Goodness Growth to achieve its goals and strategies at competitive compensation and with appropriate performance incentives. Generally, the Chief Executive Officer, the CAO, who is also the head of human resources, and the General Counsel participate in meetings of the Compensation Committee at the Compensation Committee’s request to provide relevant background information regarding Goodness Growth’s strategic objectives and to evaluate the performance of and compensation recommendations for the other executive officers. The Compensation Committee utilizes the information provided by management along with input from its independent compensation consultant and the knowledge and experience of the Compensation Committee members in making compensation decisions regarding executive and director compensation.

Nomination of Directors

In evaluating candidates for nomination to the Board, the N&G Committee may take into consideration such factors and criteria as it deems appropriate, including judgment, skill, integrity, reputation, diversity, business, and other experience and whether each new nominee can devote sufficient time and resources to his or her duties as a member of the Board. The Board does not have a diversity policy, but the N&G Committee considers diversity as one of the factors when evaluating candidate and the N&G Committee specifically considers the representation of women on the Board.

The N&G Committee also will consider director candidates recommended by Shareholders pursuant to the requirements of the advance notice provisions in the Goodness Articles regarding the nomination of directors of Goodness Growth by a Shareholder. See “Shareholder Proposals for the 2023 Annual Meeting – Shareholder Recommendations for Director Nominations” below for more information.

Shareholder Communications with the Board of Directors

Shareholders who wish to communicate with our Board may do so by writing to the Secretary of Goodness Growth at the address of Goodness Growth’s headquarters. Communications that relate to matters that are within the scope of the responsibilities of our Board and its committees are to be forwarded to the Chair of the Board. Communications that relate to matters that are within the responsibility of one of the committees are also to be forwarded to the Chair of the applicable committee. Communications that relate to ordinary business matters that are not within the scope of our Board’s responsibilities, such as customer complaints, will be sent to the appropriate Goodness Growth personnel.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive, principal financial, and principal accounting officers. The Code of Ethics and Business Conduct is available on our website at investors.vireohealth.com/governance/Governance-Documents.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires Goodness Growth’s directors, executive officers, and persons holding more than 10% of any of Subordinate Voting Shares, Multiple Voting Shares or Super Voting Shares to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and Goodness Growth must identify in its Annual Report on Form 10-K those persons who did not file these reports when due. In 2021, there were no late reports.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee reviews the financial reporting process on behalf of the Board. Our management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls over financial reporting. Membership on the Audit Committee does not call for the professional training and technical skills generally associated with career professionals in the field of accounting and auditing. In addition, the independent auditors devote more time and have access to more information than does the Audit Committee. Accordingly, the Audit Committee’s role does not provide any special assurance with regard to our financial statements, nor does it involve a professional evaluation of the quality of the audits performed by the independent auditors. In this context, the Audit Committee reviewed the Goodness Growth Audited Financial Statements with management, including a discussion of the quality and acceptability of our financial reporting, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The Audit Committee reviewed with Davidson & Company LLP, who is responsible for expressing an opinion on the conformity of the Goodness Growth Audited Financial Statements with U.S. generally accepted accounting principles, their judgments as to the quality and the acceptability of the consolidated financial statements discussed the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee received from and discussed with Davidson & Company LLP the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding that firm’s independence from us. In addition, the Audit Committee considered whether Davidson & Company LLP’s provision of non-audit services is compatible with maintaining its independence from us.

The Audit Committee discussed with Davidson & Company LLP the overall scope and plans for the audit. The Audit Committee meets periodically, and at least quarterly, with Davidson & Company LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting.

In reliance on these reviews and discussions, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the Goodness Growth Audited Financial Statements in the Goodness Growth AIF for filing on SEDAR and on EDGAR.

Submitted by the Audit Committee

Judd T. Nordquist (Chair), Chelsea A. Grayson and Victor E. Mancebo.

Item 11.Executive Compensation

DIRECTOR COMPENSATION

Only non-employee directors receive compensation for their services as directors. For information about the compensation of Dr. Kyle E. Kingsley, see the section entitled “Information Concerning Executive Compensation” below.

The director compensation program is intended to provide a total compensation package that enables Goodness Growth to attract and retain qualified and experienced directors and to align our directors’ interests with those of our stockholders by including a substantial portion of their compensation in Goodness Shares. The Compensation Committee makes a recommendation to the N&G Committee regarding director compensation, which the N&G Committee will then approve, modify, or reject. The N&G Committee will then propose such compensation to the Board for approval. The Compensation Committee, N&G Committee, and the Board consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the directors in determining the level of long-term equity incentive awards to be granted, if any.

For 2021, non-employee director compensation was comprised of an annual cash retainer of $71,000 and equity compensation of $50,000 each of Goodness Options and Goodness RSUs. For 2022, non-employee director compensation will be comprised of an annual cash retainer of $73,000 and equity compensation of $50,000 each of Goodness Options and Goodness RSUs.

The following table reflects the total compensation earned by or paid to our non-employee directors in 2021

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)	Total ($)
Chelsea A. Grayson	71,000	98,683	58,711	228,394

Ross M. Hussey	71,000	37,580	58,711	167,291

Victor E. Mancebo(2)	68,042	37,507	58,711	164,260

Judd T. Nordquist	71,000	87,683	58,711	217,394

Josh Rosen(3)	27,204	25,000	29,320	81,524
(1)

The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. The assumptions used in calculating the valuations are set forth in Note 19 to the Goodness Growth Audited Financial Statements in the Goodness Growth AIF. At December 31, 2021 the directors had the following Goodness Options outstanding: Ms. Grayson and Mr. Nordquist each held 308,189 vested Goodness Options and 39,300 Goodness Options that vest in full on June 11, 2022; Mr. Hussey held 72,049 unvested Goodness Options that vest in full on June 11, 2022; Mr. Mancebo held 6,550 Goodness Options that vest in full on June 11, 2022; and Mr. Rosen did not hold any Goodness Options.

(2)	Mr. Mancebo joined the Board in January 2021 and received pro-rated 2021 cash and equity compensation.
(3)	Mr. Rosen was appointed to the Board on August 12, 2021 and received pro-rated 2021 cash and equity compensation.

EXECUTIVE COMPENSATION

Overview of Executive Compensation

The Board is authorized to review and approve annually all compensation decisions relating to the executive officers of Goodness Growth. In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in Item 402 of Regulation S-K, this section explains how Goodness Growth’s compensation program is structured for its Chief Executive Officer and the other executive officers named in the Summary Compensation Table (the “named executive officers” or “NEOs”).

Compensation Governance

The Board has not adopted any formal policies or procedures to determine the compensation of our directors or executive officers. The compensation of the directors and executive officers making over $200,000 per year is determined by the Board, based on the recommendations of the Compensation Committee. Recommendations of the Compensation Committee are made giving consideration to the objectives discussed below and, if applicable, considering applicable industry data.

The Compensation Committee currently consists of three directors: Ross M. Hussey, chair. Chelsea A. Grayson and Victor E. Mancebo, all of whom are independent. For details regarding the experience of the members of the Compensation Committee, see “Directors and Executive Officers” and “Board of Directors, Committees, and Governance.”

The role and responsibility of the Compensation Committee is to assist the Board in fulfilling its responsibilities for establishing compensation philosophy and guidelines. Additionally, the Compensation Committee has responsibility for recommending to the Board compensation levels for directors, recommending compensation levels, perquisites and supplemental benefits for the executive officers. In addition, the Compensation Committee is charged with reviewing Goodness Growth’s equity incentive plans, including the Equity Incentive Plans, and proposing changes thereto and recommending any other employee benefit plans, incentive awards and perquisites with respect to the directors and executive officers. The Compensation Committee is responsible for approving any equity or incentive awards under the 2019 Plan. The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers, and for overseeing our Board annual self-evaluation process.

The Compensation Committee endeavors to ensure that the philosophy and operation of our compensation program reinforces our culture and values, creates a balance between risk and reward, attracts, motivates and retains executive officers over the long-term and aligns their interests with those of our shareholders. In addition, the Compensation Committee reviews our annual disclosure regarding executive compensation for inclusion where appropriate in our disclosure documents.

Elements of Compensation

Base Salary

Base salary is the fixed portion of each executive officer’s total compensation. It is designed to provide income certainty. In determining the base level of compensation for the executive officers, weight is placed on the following factors: the particular responsibilities related to the position, salaries or fees paid by companies of similar size in the industry, level of experience of the executive, and overall performance and the time which the executive officer is required to devote to Goodness Growth in fulfilling his or her responsibilities.

Long-Term Equity Incentive Awards

Long-term incentives are intended to align the interests of Goodness Growth’s directors and executive officers with those of the shareholders and to provide a long-term incentive that rewards these parties for their contribution to the creation of shareholder value. In establishing the number of Goodness Options, stock appreciation rights (“SARs”), restricted stock (“Goodness RS Awards”) and Goodness RSUs to be granted, if any, reference is made to the recommendations made by the Compensation Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly-traded companies of similar size, in the same business as Goodness Growth. The Compensation Committee and the Board also consider previous grants of Goodness Options and the overall number of Goodness Options that are outstanding relative to the number of outstanding securities in determining whether to make any new grants of Goodness Options, SARs, Goodness RS Awards or Goodness RSUs and the size and terms of any such grants. With respect to executive officers, the Compensation Committee and the Board also consider the level of effort, time, responsibility, ability, experience, and level of commitment of the executive officer in determining the level of long-term equity incentive awards.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the NEOs during the years 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Dr. Kyle E. Kingsley	2021	360,000	—	176	360,176
Chief Executive Officer	2020	295,269	—	176	295,445

John Heller	2021	300,000	—	176	300,176
Chief Financial Officer	2020	133,333	827,249	176	960,758

Christian Gonzalez	2021	250,000	—	176	250,176
Chief Operating Officer	2020	217,150	486,7835	—	703,933
(1)	Consists of life insurance premiums paid on the executive’s behalf.

Employment Agreements

Dr. Kyle Kingsley: On December 28, 2020, Dr. Kingsley entered into an employment agreement with Goodness Growth, whereby Goodness Growth agreed to continue to employ Dr. Kingsley as Goodness Growth’s Chief Executive Officer. The initial term of the agreement is for two years, but automatically extends for a one-year term on each succeeding one-year anniversary of the effective date of the agreement, subject to termination on an earlier date in accordance with the terms of their employment agreement, or unless either party gives written notice of non-renewal to the other party at least 180 days prior to automatic extension. Pursuant to Dr. Kingsley’s agreement, Goodness Growth has agreed to pay Dr. Kingsley an annual base salary of $360,000, with a potential annual cash bonus at Goodness Growth’s discretion in an amount determined by the Board. On February 2, 2022, Dr. Kingsley and Goodness Growth entered into an amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 100% of his annual base salary on the closing date of a change in control transaction, such as the Transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, such as the Transaction, and (iii) amended the severance payment rights upon termination of employment after a change in control (as defined in his employment agreement) such that if his employment is terminated by Goodness Growth without cause (as defined in his employment agreement) or by him for good reason (as defined in his employment agreement) during the twelve months following a change in control (as defined in his employment agreement), he will receive a lump sum payment equal to 200% of his annual base salary in place at the time.

John Heller: On December 1, 2020, John Heller entered into an employment agreement with Goodness Growth, whereby Goodness Growth agreed to continue to employ Mr. Heller as Goodness Growth’s Chief Financial Officer. The initial term of the agreement was for two years, but automatically extends for a one-year term on each succeeding one-year anniversary of the effective date of the agreement, subject to termination on an earlier date in accordance with the terms of their employment agreement, or unless either party gives written notice of non-renewal to the other party at least 180 days prior to automatic extension. Pursuant to Mr. Heller’s agreement, Goodness Growth has agreed to pay Mr. Heller an annual base salary of $300,000, with a potential annual cash bonus at Goodness Growth’s discretion in an amount determined by Goodness Growth’s Chief Executive Officer. On February 2, 2022, Mr. Heller and Goodness Growth entered into an amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 50% of his annual base salary on the closing date of a change in control transaction, such as the Transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, such as the Transaction.

Christian Gonzalez: On December 1, 2020, Christian Gonzalez entered into an employment agreement with Goodness Growth, whereby Goodness Growth agreed to continue to employ Mr. Gonzalez as Goodness Growth’s Chief Operating Officer. The initial term of the agreement was for two years, but automatically extends for a one-year term on each succeeding one-year anniversary of the effective date of the agreement, subject to termination on an earlier date in accordance with the terms of their employment agreement, or unless either party gives written notice of non-renewal to the other party at least 180 days prior to automatic extension. Pursuant to Mr. Gonzalez’s agreement, Goodness Growth has agreed to pay Mr. Gonzalez an annual base salary of $250,000, with a potential annual cash bonus at Goodness Growth’s discretion in an amount determined by Goodness Growth’s Chief Executive Officer. On February 2, 2022, Mr. Gonzalez and Goodness Growth entered into an amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 50% of his annual base salary on the closing date of a change in control transaction, such as the Transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, such as the Transaction.

Exercise of Compensation Securities by NEOs and Directors

During the fiscal year ended December 31, 2021 no compensation securities were exercised by any NEO or director of Goodness Growth.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding equity awards for the NEOs as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Dr. Kyle E. Kingsley	5,063,315	37,506(1)	—	$0.33	May 1, 2023
John A. Heller	410,919	904,022(2)	—	$0.77	September 10, 2030
Christian Gonzalez	125,000	375,000(3)	—	$1.19	November 29, 2030
	150,000	150,000(4)	—	$1.13	December 2, 2029
	112,518	37,506(5)	—	$0.33	December 21, 2028
	70,324	4,688(1)	—	$0.33	May 1, 2028

(1)Goodness Options vest quarterly in equal amounts, with the final tranche vesting on March 31, 2022.

(2)Goodness Options that vest quarterly in equal amounts, with the final tranche vesting on September 30, 2024.

(3)Goodness Options that vest quarterly in equal amounts, with the final tranche vesting on December 31, 2024.

(4)Goodness Options that vest quarterly in equal amounts, with the final tranche vesting on December 31, 2023.

(5)Goodness Options vest quarterly in equal amounts, with the final tranche vesting on December 31, 2022.

Retirement Benefit Plans

Goodness Growth did not offer any retirement benefit plans in 2021.

Termination and Change in Control Benefits

Employment Agreements

As described in more detail above, Goodness Growth entered into employment agreements with Messrs. Kingsley, Heller, and Gonzalez in December 2020, which were amended on February 2, 2022. The following describes the benefits to which each of these executives is entitled under his employment agreement upon certain events. Under their respective agreements, none of the NEOs is eligible for any post-termination benefits in the event of termination for cause or without good reason or due to his retirement, death, or disability.

Upon a termination without Cause or for Good Reason before any Change in Control (each as defined below), the NEO would be entitled to: (i) severance equal to 50% of his annualized base salary payable in equal installments over the 12 month period following termination and (ii) continued participation in Goodness Growth’s health insurance, with Goodness Growth paying the portion of the premiums it would pay if he were still an employee, through the earliest of: 6 months after termination, the date he becomes eligible for group health insurance from another employer, or the date he is no longer eligible to continue participating in Goodness Growth’s group health plan under applicable law.

Upon a termination without Cause or for Good Reason within 12 months after a Change in Control, the NEO would be entitled to: (i) severance equal to 50% of his annualized base salary payable in a lump sum, (ii) continued participation in Goodness Growth’s health insurance, with Goodness Growth paying the portion of the premiums it would pay if he were still an employee, through the earliest of: 12 months after termination, the date he becomes eligible for group health insurance from another employer, or the date he is no longer eligible to continue participating in Goodness Growth’s group health plan under applicable law, and (iii) up to $10,000 for outplacement services within 12 months of termination.

If the NEO’s employment is terminated without Cause or for Good Reason, and a Change in Control occurs (i) within 6 months after his termination date or (ii) within 1 year after his termination date, pursuant to an agreement executed within 60 days after his termination date, he is entitled to an additional cash payment equal to 50% of his annualized base salary in a lump sum payment no later than 10 days after the Change in Control.

In addition, (i) each NEO will receive a retention bonus equal to 50% (100% in the case of Mr. Kingsley) of his annual base salary on the closing date of a change in control transaction, such as the Transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreements) or by him without good reason (as defined in the employment agreements), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, such as the Transaction. In addition, Dr. Kingsley’s Amendment amended the severance payment rights upon termination of employment after a change in control (as defined in his employment agreement) such that if his employment is terminated by Goodness Growth without cause (as defined in his employment agreement) or by him for good reason (as defined in his employment agreement) during the twelve months following a change in control (as defined in his employment agreement), he will receive a lump sum payment equal to 200% of his annual base salary in place at the time.

For purposes of the employment agreements, “Cause” means (a) the employee’s material failure to perform his job duties competently as reasonably determined by the Board, which is not cured within 15 days of notice; (b) gross misconduct by the employee which the Board reasonably determines is (or will be if continued) demonstrably and materially damaging to Goodness Growth; (c) fraud, misappropriation, or embezzlement by the employee; (d) an act or acts of dishonesty by the employee and intended to result in gain or personal enrichment of the employee at the expense of Goodness Growth; (e) the employee’s conviction of or plea of nolo contendere to a felony regardless of whether involving Goodness Growth and whether or not committed during the course of his employment, other than with respect to any criminal penalties related to the illegality of possessing or using Marijuana under the Controlled Substance Act, 21 U.S.C. Section 812(b); (f) his violation of Goodness Growth’s Code of Conduct, Employee Handbook or other material written policy, as reasonably determined by the Board, which is not cured within 15 days of notice; or (g) the employee’s material breach of his employment agreement or the Restrictive Covenants Agreement.

For purposes of the employment agreements, “Good Reason” means the initial occurrence of any of the following events without the employee’s consent: (a) a material diminution in the employee’s responsibilities, authority or duties or a change in his title; (b) a material diminution in the employee’s salary, other than a general reduction in base salaries that affects all similarly situated Goodness Growth employees in substantially the same proportions; (c) a relocation of the employee’s principal place of employment to a location more than 50 miles from Goodness Growth’s headquarters in Minneapolis, Minnesota; or (d) the material breach of his employment agreement by Goodness Growth; provided, however, that “Good Reason” does not exist unless the employee first provides written notice to Goodness Growth within 30 days of the condition’s occurrence, such occurrence is not cured by Goodness Growth within 30 days of receipt of such notice, and the employee’s termination date occurs within 90 days of the initial occurrence of the condition.

For purposes of the employment agreements and the Equity Incentive Plans, “Change in Control” means the occurrence of any of the following events:

(i)

Change in Ownership of Goodness Growth. A change in the ownership of Goodness Growth which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of Goodness Growth that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of Goodness Growth, except that any change in the ownership of the stock of Goodness Growth as a result of a private financing of Goodness Growth that is approved by the Board will not be considered a Change in Control;

(ii)

Change in Effective Control of Goodness Growth. If Goodness Growth has a class of securities registered pursuant to Section 12 of the Exchange Act, a change in the effective control of Goodness Growth which occurs on the date that a majority of members of the Board is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of this clause (ii), if any Person is considered to be in effective control of Goodness Growth, the acquisition of additional control of Goodness Growth by the same Person will not be considered a Change in Control;

(iii)

Change in Ownership of a Substantial Portion of Goodness Growth’s Assets. A change in the ownership of a substantial portion of Goodness Growth’s assets which occurs on the date that any Person acquires (or has acquired during the 12 month period ending on the date of the most recent acquisition by such person or persons) assets from Goodness Growth that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of Goodness Growth immediately prior to such acquisition or acquisitions. For purposes of this subsection (iii), gross fair market value means the value of the assets of Goodness Growth, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

(iv)

Persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase, or acquisition of stock, or similar business transaction with Goodness Growth.

(v)

Notwithstanding the foregoing, a transaction will not be deemed a Change in Control unless the transaction qualifies as a change in control event within the meaning of Code Section 409A, as it has been and may be amended from time to time, and any proposed or final Treasury Regulations and Internal Revenue Service guidance that has been promulgated or may be promulgated thereunder from time to time.

(vi)

Further and for the avoidance of doubt, a transaction will not constitute a Change in Control if: (A) its sole purpose is to change the jurisdiction of Goodness Growth’s incorporation, or (B) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held Goodness Growth’s securities immediately before such transaction.

Equity Incentive Plan

Death or Disability

In the event of the termination of a participant’s employment due to death or disability, the participant’s vested Goodness Options will remain exercisable for six months after the termination date and unvested Goodness Options will be terminated. Goodness Options unexercised during that time period will be terminated.

Change in Control

In the event of a merger of Goodness Growth with or into another corporation or other entity or a Change in Control (as defined above), each outstanding award will be treated as the administrator determines (subject to the provisions of the following paragraph) without a participant’s consent, including, without limitation, that (A) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (B) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or Change in Control; (C) outstanding awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an award will lapse, in whole or in part prior to or upon consummation of such merger or Change in Control, and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or Change in Control; (D) (I) the termination of an award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by Goodness Growth without payment), or (II) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (E) any combination of the foregoing. In taking any of the foregoing actions, the administrator does not have to treat all awards, all awards held by a participant, or all awards of the same type, similarly.

In the event that the successor corporation does not assume or substitute for the award (or portion thereof), the participant will fully vest in and have the right to exercise all of his or her outstanding Goodness Options, including those not otherwise vested or exercisable, and the Goodness Options will be exercisable for a period of time determined by the administrator.

An award will be considered assumed if, following the merger or Change in Control, the award confers the right to purchase or receive, for each Goodness Share subject to the award immediately prior to the merger or Change in Control, the consideration (whether stock, cash, or other securities or property) received in the merger or Change in Control by holders of Subordinate Voting Shares for each Goodness Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Goodness Shares); provided, however, that if such consideration received in the merger or Change in Control is not solely common shares of the successor corporation or its parent, the administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of a Goodness Option for each Goodness Share subject to such award, to be solely common shares of the successor corporation or its parent equal in fair market value to the per share consideration received by holders of Subordinate Voting Shares in the merger or Change in Control.

Notwithstanding the language in the equity plans, pursuant to the aforementioned employment agreements, previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, such as the Transaction.

Other Termination

For any other termination of employment, vested Goodness Options remain exercisable for 30 days after the termination date and any unvested Goodness Options and vested Goodness Options not exercised during this time period will be terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee is or has been one of our officers or employees, and none have any relationships with us of the type that is required to be disclosed under Item 404 of Regulation S-K. None of our executive officers serves or has served as a member of the Board, Compensation Committee, or other Board committee performing equivalent functions of any entity that has one or more executive officers serving on our Compensation Committee.

ROLE OF COMPENSATION CONSULTANT

The Compensation Committee retained The Bedford Consulting Group Inc. (the “Consultant”) in 2020 and 2021 to assist in evaluating our executive compensation programs and in setting executive officer compensation. During 2021, at the direction of the Compensation Committee, the Consultant assisted the Compensation Committee by providing services, including the following:

●	participating in Compensation Committee meetings, as requested;
●	conducting a comparison of the executive compensation to those of peer companies in the same and adjacent industries;
●	updating the Compensation Committee on evolving compensation trends and best practices; and
●	advising Goodness Growth on the competitiveness of our executive compensation program design and award values.

In order for the Compensation Committee to evaluate our executive compensation, the Consultant supported the Compensation Committee in identifying companies in the cannabis, pharmaceutical and consumer products industries with similar market capitalization, and/or companies with whom we could potentially compete for talent. The Consultant benchmarked our aggregate pay, executive compensation program design and performance to those of these peers.

The Consultant is engaged directly by the Compensation Committee but regularly consulted with management in performing work requested or delegated by the Compensation Committee. The Consultant also performed separate services for management consisting of a review of the compensation and benefits programs for the broader Goodness Growth population for which we expect to pay approximately $25,000. The Compensation Committee approved these other services.

The Compensation Committee has determined that the Consultant is independent and that its work for the Compensation Committee and its work for management in 2021 has not raised any conflicts of interest.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Our Equity Compensation Plans

The following table sets forth, as of December 31, 2021, securities authorized for issuance under each of the Goodness Growth 2018 Equity Incentive Plan (the “2018 Plan”) and the 2019 Plan. All outstanding Goodness Options under the 2018 Plan, as well as all outstanding compensation warrants, settle in Subordinate Voting Shares of Vireo. Outstanding Goodness Options under the 2019 Plan settle in either Subordinate Voting Shares or Multiple Voting Shares, at Goodness Growth’s option. Figures below are presented on an as-converted basis.

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

In January 2019, Goodness Growth adopted the 2019 Plan, which was approved by Shareholders. Subject to adjustment provisions as provided in the 2019 Plan, the maximum number of Subordinate Voting Shares that may be issued under the 2019 Plan is equal to 10% of the number of issued and outstanding Subordinate Voting Shares from time to time, on an as converted to Subordinate Voting Shares basis. No future awards will be made under the 2018 Plan. Awards under the 2019 Plan may be made in any form permitted under the 2019 Plan, in any combinations approved by the Board. For the purposes of this report, the term “as converted to Subordinate Voting Shares basis” includes the conversion of the Multiple Voting Shares and Super Voting Shares into Subordinate Voting Shares.

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth the beneficial ownership of Goodness Growth’s Shares as of April 27, 2022 for (i) each member of the Board, (ii) each NEO, (iii) each person known to Goodness Growth to be the beneficial owner of more than 5% of Goodness Growth’s securities, and (iv) the directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities of which a person has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each beneficial owner listed in the table has sole voting and investment power with regard to the Goodness Shares owned by such person. The ownership percentages are based on the following Goodness Shares outstanding at the close of business on April 27, 2022: 84,111,628 Subordinate Voting Shares, 374,586 Multiple Voting Shares, and 65,411 Super Voting Shares.

	Subordinate Voting Shares		Multiple Voting Shares		Super Voting Shares		Total(1)		Voting(2)
Name and Address of Beneficial Owner	Number Beneficially Owned	% of Total Subordinate Voting Shares	Number Beneficially Owned	% of Total Multiple Voting Shares	Number Beneficially Owned	% of Total Super Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Dumont Global LP(7)	4,545,000	5.4%	—	—	—	—	4,545,000	3.5%	2.4%

NEOs and Directors
Dr. Kyle E. Kingsley(3)	5,100,821(3)	6.1%	—	—	65,411	100%	11,641,921	9.1%	37.7%
John A. Heller(3)	575,287	*	—	—	—	—	575,287	*	*
Christian Gonzalez(3)	581,283	*	—	—	—	—	581,283	*	*
Chelsea A. Grayson(3)	347,489	*	—	—	—	—	347,489	*	*
Ross M. Hussey	72,049(3)	—	16,803	4.5%	—	—	1,752,349	1.4%	*
Victor E. Mancebo(3)	6,550	—	—	—	—	—	6,550	*	*
Judd T. Nordquist	347,489(3)	*	845	*	—	—	431,989	*	*
Josh Rosen(4)	750,014	*	—	—	—	—	750,014	*	*
Amber H. Shimpa(5)	2,933,998	3.5%	8,521	2.3%	—	—	3,786,098	3.0%	2.0%
Directors and executive officers as a group (13 persons)(6)	13,935,673	16.6%	26,169	7.0%	65,411	100%	23,093,673	18.0%	43.8%

*Less than 1%.

(1)	Total share values are on an as-converted to Subordinate Voting Share basis.
(2)

The voting percentages differ from the total capital stock percentages because our classes of securities have different voting rights and because the total capital stock numbers for each person reflect their beneficial ownership assuming they converted and exercised all shares that are convertible or exercisable within 60 days of April 27, 2022. Super Voting Shares have 1,000 votes per share and are convertible to 100 Subordinate Voting Shares. Multiple Voting Shares have 100 votes per share and are convertible to 100 Subordinate Voting Shares. Subordinate Voting Shares have 1 vote per share.

(3)	Reflects Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 27, 2022.
(4)	Includes 730,014 Subordinate Voting Shares owned by Bengal Catalyst Fund LP. As Managing Partner of Bengal Capital, Mr. Rosen has shared voting control over these shares.
(5)	Includes 2,910,468 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 27, 2022.
(6)	Includes 13,162,129 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 27, 2022.
(7)

Dumont Global LP has shared voting and dispositive power with Dumont Fund Partners LLC, Dumont Master Fund LP, and Chris Yetter. Dumont Global LP’s address is 215 Park Avenue South, 11th Floor, New York, NY 10003.

Item 13.Certain Relationships and Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

A related party transaction includes any transaction or proposed transaction in which the Company is or will be a participant, the aggregate amount involved exceeds $120,000 in any fiscal year, and any related party has or will have a direct or indirect material interest. Related parties include any person who is or was (since January 1, 2019, even if such person does not presently serve in that role) an executive officer or director of the Company, any Shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons. The Audit Committee is charged with oversight over related party transactions in which the Company is a participant.

Transactions with Related Parties

In August 2021, the Company entered into a consulting agreement with Bengal Impact Partners, LLC (“Bengal”) to serve as a strategic advisor to the Company. Mr. Rosen, one of our directors, is a managing partner at Bengal and has shared voting and profits interests in the firm. For the initial three-month term of the consulting agreement, the Company paid Bengal $10,000 per month in cash and issued 75,000 five-year warrants to purchase subordinate voting shares with a strike price of $1.62 per share. If the agreement is renewed the Company will pay $10,000 per month in cash and will issue an additional 75,000 five-year warrants to purchase subordinate voting shares with a strike price based on a five-day volume-weighted average price at the time of issuance. Upon the occurrence of certain transactions, Bengal will receive up to two million additional warrants, depending on the size of the transaction, and could receive up to an additional one million warrants for exceptional service, as determined by the Board. In 2021, the Company paid Bengal $30,000 and issued 75,000 warrants.

Amber Shimpa, our Chief Administrative Officer and Director, is the sister-in-law of Dr. Kingsley, our CEO and Chairman of the Board. She does not receive compensation for services as a director. For her service as an executive officer in 2020 and 2021, we paid her aggregate compensation of $230,576 and $260,176, respectively. We entered into an employment agreement with Ms. Shimpa effective December 1, 2020 with a two-year term, pursuant to which she receives an annual base salary of $260,000, with a potential annual cash bonus at the Company’s discretion in an amount determined by our CEO. Her employment agreement contains the same post-termination rights and benefits as our NEOs, which are described above under “Termination and Change in Control Benefits”. As an executive officer, her compensation is reviewed, determined, and approved by the Compensation Committee.

From 2018 through March 2021, the Company made interest-free loans and cash advances in an amount totaling $3.5 million to Ohio Medical Solutions, Inc. (“OMS”), an affiliate of the Company owned by Dr. Kingsley, Ms. Shimpa, and Dr. Dahmer, three of our executive officers. $100,000 of this amount was represented by a formal promissory note and the balance was based on oral agreements between the Company and OMS. While OMS had no revenues, as an affiliated entity of the Company, OMS was charged a proportionate share of corporate governance and other shared services costs from the Company, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. On October 1, 2020, the Company caused Dr. Kingsley, Ms. Shimpa, and Dr. Dahmer to enter into an agreement with a third party to sell OMS to the third-party for $1.15 million and the sale was completed on March 31, 2021. We used the $1.15 million in cash proceeds to cancel a total of $1.15 million in loans and cash advances made by the Company to OMS, as well as all amounts incurred as shared services costs by OMS since 2018. The proceeds did not exceed these amounts owed to the Company.

DIRECTOR INDEPENDENCE

The independence of our directors is determined under the Nasdaq listing standards (“Nasdaq Rules”). The Nasdaq Rules include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each person that no material relationship exists with Goodness Growth either directly or as a partner, shareholder or officer of an organization that has a relationship with Goodness Growth.

The Board has determined that five of our seven current directors are independent persons under the Nasdaq Rules, which is the majority of our Board: Chelsea A. Grayson, Ross M. Hussey, Victor E. Mancebo, Judd T. Nordquist, and Josh Rosen. Dr. Kyle E. Kingsley and Amber H. Shimpa are executive officers of Goodness Growth and are therefore not independent.

The independent directors meet in executive session, without the presence of non-independent directors and members of management, in conjunction with each regularly scheduled meeting of the Board. During 2021, 26 executive sessions were held. The Board encourages its independent directors to meet formally or informally without any non-independent directors, including members of management, being present, on an as-needed basis. In addition, the small size of the Board helps to create an atmosphere conducive to candid and open discussion among all directors.

Item 14.Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

The Audit Committee charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Certain minimal non-audit services may be approved by the Chair of the Audit Committee on behalf of the committee. All other non-audit services must be approved by the Audit Committee as a whole.

Audit Committee Oversight

At no time since the commencement of Goodness Growth’s most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.

Auditor Fees

The Audit Committee charter requires the pre-approval of any and all audit services and permissible non-audit services to be performed by Goodness Growth’s independent public accounting firm. All fees and services described in the table below were pre-approved by the Audit Committee. The aggregate fees billed for professional services provided by Davidson & Company LLP for the fiscal years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Audit Fees	$718,120	$428,140
Audit-Related Fees(1)	$—	$175,364
Tax Fees(2)	$28,622	$28,489
All Other Fees	—	—
Total	$746,742	$641,993
(1)	Includes fees for services related to the review of our SEC Registration Statement on Form 10.
(2)

Includes fees for services related to preparing and filing Form T1134 Information Return Relating to Controlled and Not Controlled Foreign Affiliates of Goodness Growth and the T2 Corporation Income Tax Return together with related schedules.

PART IV

Item 15.Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

104	The cover page from this Amendment No. 1 Annual Report on Form 10-K/A, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022	GOODNESS GROWTH HOLDINGS, INC.
	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer