Form 10-Q
period 2022-03-31
Goodness Growth Holdings, Inc.
filed 2022-05-11
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 84,111,628; Multiple Voting Shares – 374,586; and Super Voting Shares – 65,411.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$8,601,217	$15,155,279
Accounts receivable, net of allowance for doubtful accounts of $482,038 and $572,080, respectively	6,267,347	4,502,469
Inventory	18,259,329	20,422,061
Prepayments and other current assets	3,437,124	1,560,113
Assets Held for Sale	2,185,523	—
Total current assets	38,750,540	41,639,922
Property and equipment, net	93,307,000	99,488,559
Operating lease, right-of-use asset	8,187,410	8,510,499
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	9,943,746	10,184,289
Goodwill	183,836	183,836
Deposits	1,994,890	1,718,206
Deferred tax assets	4,610,000	1,495,000
Total assets	$160,727,422	$166,970,311
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$17,685,524	$14,805,473
Right of use liability	1,702,825	1,600,931
Liabilities held for sale	1,129,249	—
Total current liabilities	20,517,598	16,406,404
Right-of-use liability	79,917,552	80,228,097
Long-Term debt	31,210,645	27,329,907
Total liabilities	$131,645,795	$123,964,408

Commitments and contingencies (refer to Note 16)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 84,111,628 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 374,586 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	179,071,928	178,429,422
Accumulated deficit	(149,990,301)	(135,423,519)
Total stockholders' equity	$29,081,627	$43,005,903
Total liabilities and stockholders' equity	$160,727,422	$166,970,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$15,638,572	$13,189,889
Cost of sales
Product costs	9,682,977	7,506,048
Inventory valuation adjustments	3,466,917	68,000
Gross profit	2,488,678	5,615,841
Operating expenses:
Selling, general and administrative	9,277,969	8,035,991
Stock-based compensation expenses	642,506	2,046,618
Depreciation	156,096	171,562
Amortization	172,267	206,443
Total operating expenses	10,248,838	10,460,614

Loss from operations	(7,760,160)	(4,844,773)

Other income (expense):
Impairment of long-lived assets	(5,313,176)	—
Gain on disposal of assets	168,359	437,107
Interest expenses, net	(4,601,799)	(1,026,146)
Other income (expenses)	1,199,994	56,668
Other income (expenses), net	(8,546,622)	(532,371)

Loss before income taxes	(16,306,782)	(5,377,144)

Current income tax expenses	(1,375,000)	(1,735,000)
Deferred income tax recoveries	3,115,000	235,000
Net loss and comprehensive loss	(14,566,782)	(6,877,144)
Net loss per share - basic and diluted	$(0.11)	$(0.06)
Weighted average shares used in computation of net loss per share - basic & diluted	128,111,328	116,103,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2021	51,062,559	$—	554,127	$—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	9,417,700	—	(94,177)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,385,239	—	1,385,239
Options exercised	3,130,343	—	—	—	—	—	966,156	—	966,156
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Warrants issued in financing activities	—	—	—	—	—	—	5,395,759	—	5,395,759
Stock-based compensation	889,519	—	—	—	—	—	2,046,618	—	2,046,618
Net Loss	—	—	—	—	—	—	—	(6,877,144)	(6,877,144)
Balance at March 31, 2021	72,660,602	$—	459,950	$—	65,411	$—	$173,873,386	$(108,610,188)	$65,263,198

Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	2,813,400	—	(28,134)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	642,506	—	642,506
Net Loss	—	—	—	—	—	—	—	(14,566,782)	(14,566,782)
Balance at March 31, 2022	84,111,628	$—	374,586	$—	65,411	$—	$179,071,928	$(149,990,301)	$29,081,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,566,782)	$(6,877,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	3,466,917	68,000
Depreciation	156,096	171,562
Depreciation capitalized into inventory	700,193	508,358
Non-cash operating lease expense	274,067	286,296
Amortization of intangible assets	172,267	206,443
Stock-based payments	642,506	2,046,618
Interest Expense	996,157	—
Impairment of long-lived assets	5,313,176	—
Deferred income tax	(3,115,000)	(235,000)
Accretion	1,384,812	91,507
Gain on disposal of OMS	—	(437,107)
Gain on disposal of royalty asset	(168,359)	—
Change in operating assets and liabilities:
Accounts Receivable	(1,764,878)	(52,521)
Prepaid expenses	(1,877,011)	(886,714)
Inventory	(1,255,162)	(1,875,784)
Accounts payable and accrued liabilities	2,880,051	1,885,815
Change in assets and liabilities held for sale	—	124,843
Net cash used in operating activities	$(6,760,950)	$(4,974,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(2,173,430)	$(4,922,251)
Proceeds from sale of royalty asset	236,635	—
Acquisition of MJ Distributing	—	(1,592,500)
Proceeds from sale of OMS net of cash	—	1,150,000
Deposits	(276,684)	(1,595)
Net cash provided by (used in) investing activities	$(2,213,479)	$(5,366,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	2,884,581	23,162,526
Proceeds from option exercises	—	966,156
Lease principal payments	(464,214)	(332,137)
Net cash provided by financing activities	$2,420,367	$23,796,545

Net change in cash and restricted cash	$(6,554,062)	$13,455,371

Cash and restricted cash, beginning of period	$15,155,279	$27,105,680

Cash and restricted cash, end of period	$8,601,217	$40,561,051

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

On January 31, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano will acquire all of the issued and outstanding shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares will receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement. The Arrangement is subject to the approvals of the Supreme Court of British Columbia; receipt of U.S. regulatory approvals, including pursuant to the Hart–Scott–Rodino Antitrust Improvements Act and New York State regulatory requirements: and other customary conditions of closing

Since being declared a global pandemic in March 2020, the spread of COVID-19 has severely impacted virtually all areas of the globe. In many countries, including the United States, businesses were forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced great volatility. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with this Securities and

Exchange Commission, or SEC, on March 15, 2022 (the "Annual Financial Statements"). There have been no material changes to the Company’s significant accounting policies.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company. The information included in these statements should be read in conjunction with the Annual Financial Statements. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Revision of Previously Issued Financial Statements

During the year ended December 31, 2021, management identified an error related to the accounting treatment of warrants with a Canadian dollar exercise price issued in connection with the Credit Facility. The Company initially recorded these Canadian denominated warrants as a derivative liability subject to revaluation at each period end, when they should have received equity treatment. Additionally, the Company identified errors related to the valuation of stock issued in the acquisition of MJ Distributing, and stock issued to our former Executive Chairman, Bruce Linton. In both instances the stock issued carried certain lock up provisions. The Company initially recorded the equity value of the stock issued at market value on the date of issuance, rather than applying a discount for lack of marketability to account for the lock up provisions.

To correct the immaterial misstatements for the three months ended March 31, 2021, the Company elected to revise its previously issued interim unaudited condensed consolidated statements of net loss and comprehensive loss, stockholders’ equity, and cash flows. The Company will present the revision of its previously issued interim unaudited condensed consolidated financial statements in connection with the future filing of its Quarterly Reports on Form 10-Q.

The impact of the revisions on the Company’s interim unaudited condensed consolidated financial statements for the three months ended March 31, 2021 is reflected in the following table:

Statement of Net Loss and Comprehensive Loss for the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Operating expenses:
Stock-based compensation expenses	$2,314,575	$(267,957)	$2,046,618
Total operating expenses	10,728,571	(267,957)	10,460,614

Loss from operations	(5,112,730)	267,957	(4,844,773)

Other income (expense):
Derivative gain (loss)	158,529	(158,529)	—
Other income (expenses), net	(373,842)	(158,529)	(532,371)

Loss before income taxes	(5,486,572)	109,428	(5,377,144)

Net income (loss) and comprehensive income (loss)	$(6,986,572)	$109,428	$(6,877,144)

Consolidated Statement of Changes in Stockholders' Equity as of March 31, 2021	As Previously Reported	Adjustment	As Revised
Shares issued in Nevada acquisition	$1,564,500	$(179,261)	$1,385,239
Stock-based compensation	2,314,575	(267,957)	2,046,618
Warrants issued in financing activities	—	5,395,759	5,395,759
Net Loss	(6,986,572)	109,428	(6,877,144)
Balance at March 31, 2021	$60,205,229	$5,057,969	$65,263,198

Consolidated Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,986,572)	$109,428	$(6,877,144)
Derivative gain	(158,529)	158,529	—
Share-based payments	2,314,575	(267,957)	2,046,618

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended March 31, 2022:

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

Recently adopted accounting pronouncements

In November of 2021 FASB issued ASU 2021 -10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update is intended to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The Company adopted Topic 832 on January 1, 2022. The adoption of the standard did not have a material impact on the Company's results of operations or cash flows.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three month periods ended March 31, 2022 and 2021, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the three month periods ending March 31, 2022 and 2021 were as follows:

	March 31,
	2022	2021
Stock options	26,261,054	23,772,642
Warrants	4,226,449	4,395,949
RSUs	1,094,200	—
Convertible notes	—	211,765
Total	31,581,703	28,380,356

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended March 31,
	2022	2021
Retail	$12,412,223	$10,373,630
Wholesale	3,226,349	2,816,259
Total	$15,638,572	$13,189,889

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

3. Business Combinations and Dispositions

Dispositions

On March 31, 2021, the Company sold all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, Inc. (“OMS”) to Ayr Strategies Inc. (“Ayr”). As part of this transaction, the Company transferred assets and liabilities with a net book value of $712,894.  Consideration received exceeded OMS’s net assets at the time of sale, resulting in a gain of $437,106 which was recorded in the unaudited condensed consolidated statement of loss and comprehensive loss for the three months ended March 31, 2021.

On March 31, 2022, the Company sold the rights to a 10% royalty on future net revenues generated by High Gardens, Inc., a former subsidiary of the Company that was divested in 2020, for cash consideration of $236,635. The carrying value of the intangible royalty asset prior to disposition was $68,276, resulting in a gain of $168,359 which was recorded in the unaudited condensed consolidated statement of loss and comprehensive loss for the three months ended March 31, 2022.

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

Assets Held for Sale

As of March 31, 2022 the Company identified property, equipment, and lease assets and liabilities associated with the businesses in Maryland and Arizona with carrying amounts that are expected to be recovered principally through sale rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve motnhs. As such, these assets and liabilities have been classified as “held for sale.” The carrying value of these net assets exceeded fair value less expected cost to sell, and as such, the Company recorded an impairment loss of $5,313,176, which is included in the statement of loss and comprehensive loss for the three months ended March 31, 2022. Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$2,185,523
Total assets held for sale	$2,185,523

Liabilities held for sale
Right of Use Liability	$1,129,249
Total liabilities held for sale	$1,129,249

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2022
Cash	$8,601,217	$—	$—	$8,601,217
Total assets	$8,601,217	$—	$—	$8,601,217

December 31, 2021
Cash	15,155,279	—	—	15,155,279
Total assets	$15,155,279	$—	$—	$15,155,279

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the three months ended March 31, 2022, the carrying values of property and equipment were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs (Note 8).

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable and long-term debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	March 31,	December 31,
	2022	2021
Trade receivable	$1,597,328	$1,251,699
Tax withholding receivable	3,208,270	3,208,270
Other	1,461,749	42,500
Total	$6,267,347	$4,502,469

Included in the trade receivables, net balance at March 31, 2022 and December 31, 2021, is an allowance for doubtful accounts of $125,564 and $215,606, respectively.  Included in the tax withholding receivable, net balance at March 31, 2022 and December 31, 2021 is an allowance for doubtful accounts of $356,474. Other receivables, as of March 31, 2022, primarily consists of interest paid in connection with the Credit Facility (Note 13), but subject to reimbursement by Verano per the terms of the Arrangement Agreement.

6. Inventory

Inventory is comprised of the following items:

	March 31,	December 31,
	2022	2021
Work-in-progress	$12,806,429	$15,167,522
Finished goods	4,661,524	4,580,158
Other	791,376	674,381
Total	$18,259,329	$20,422,061

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	March 31,
	2022	2021
Work-in-progress	$3,280,291	$—
Finished goods	151,248	68,000
Other	35,378	—
Total	$3,466,917	$68,000

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	March 31,	December 31,
	2022	2021
Prepaid Insurance	$2,488,991	$838,612
Other Prepaid Expenses	948,133	721,501
Total	$3,437,124	$1,560,113

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Land	$1,366,650	$1,366,650
Buildings and leasehold improvements	12,963,147	15,529,928
Furniture and equipment	7,831,327	7,962,363
Software	221,540	221,540
Vehicles	513,135	513,135
Construction-in-progress	8,053,370	10,510,166
Right of use asset under finance lease	70,048,971	71,078,655
	100,998,140	107,182,437
Less: accumulated depreciation	(7,691,140)	(7,693,878)
Total	$93,307,000	$99,488,559

For the three months ended March 31, 2022 and 2021, total depreciation on property and equipment was $856,289 and $679,920, respectively. For the three months ended March 31, 2022 and 2021, accumulated amortization of the right of use asset under finance lease amounted to $2,736,162 and $1,802,458, respectively. The right of use asset under finance lease of $70,713,084 consists of leased processing and cultivation premises. The Company capitalized into inventory $700,193 and $508,359 relating to depreciation associated with manufacturing equipment and production facilities for the three months ended March 31, 2022 and 2021, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of March 31, 2022, in conjunction with the Company’s held for sale assessment, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets were below book value. As a result, the Company recorded an impairment charge of $5,313,176 (2021 - $0) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	March 31,	March 31,
	2022	2021
Finance lease cost
Amortization of ROU assets	$274,800	$236,412
Interest on lease liabilities	2,627,559	937,122
Operating lease expense	647,217	681,673
Total lease expenses	$3,549,576	$1,855,207

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2022	March 31, 2022	Total
2022	$1,900,915	$5,796,195	$7,697,110
2023	2,470,614	10,492,227	12,962,841
2024	2,194,068	10,597,822	12,791,890
2025	1,979,678	10,683,979	12,663,657
2026	1,557,311	11,001,044	12,558,355
Thereafter	2,625,449	206,379,022	209,004,471
Total minimum lease payments	$12,728,035	$254,950,289	$267,678,324
Less discount to net present value	(4,300,836)	(180,627,862)	(184,928,698)
Less liabilities held for sale	—	(1,129,249)	(1,129,249)
Present value of lease liability	$8,427,199	$73,193,178	$81,620,377

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

Supplemental cash flow information related to leases:

	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$464,214	$332,137
Non-cash additions to ROU assets	—	1,758,281
Amortization of operating leases	323,090	340,853

Other information about lease amounts recognized in the financial statements:

	March 31,
	2022	2021
Weighted-average remaining lease term (years) – operating leases	5.42	6.31
Weighted-average remaining lease term (years) – finance leases	19.25	18.70
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	15.29%	23.13%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2021	$3,132,491
Dispositions	(2,948,655)
Goodwill - December 31, 2021 and March 31, 2022	$183,836

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. On this date the Company performed a Step 1 goodwill impairment analysis. No indicators of impairment exists as of March 31, 2022.

11. Intangibles

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2020	$8,341,143	$68,276	$8,409,419
Additions	10,190,458	—	10,190,458
Divestitures	(5,492,890)	—	(5,492,890)
Amortization	(817,215)	—	(817,215)
Impairment	(2,105,483)		(2,105,483)
Balance, December 31, 2021	$10,116,013	$68,276	$10,184,289
Divestitures (Note 3)	—	(68,276)	(68,276)
Amortization	(172,267)	—	(172,267)
Balance, March 31, 2022	$9,943,746	$—	$9,943,746

Amortization expense for intangibles was $172,267 and $206,443 during the three months ended March 31, 2022 and 2021, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $689,066 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	March 31,	December 31,
	2022	2021
Accounts payable – trade	$3,013,439	$1,490,286
Accrued Expenses	7,622,475	7,708,883
Taxes payable	6,599,276	5,196,677
Contract liability	450,334	409,627
Total accounts payable and accrued liabilities	$17,685,524	$14,805,473

13. Long-Term Debt

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

On March 25, 2021, in connection with closing the Credit Facility, Goodness Growth issued (a) five year warrants to the agent and each lender to purchase an aggregate of 2,803,984 subordinate voting shares at an exercise price of C$3.50 per share, and (b) a five year warrant to the broker to purchase 233,665 subordinate voting shares at an exercise price of C$3.50 per share. Each warrant provides customary anti-dilution provisions. The fair value of these warrants at the time of issuance was $5,395,759 which is treated as a deferred financing cost.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum and no warrants were issued in connection with this loan.  Cash received net of $156,900 in financing costs was $4,043,100. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, Goodness Growth may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to its ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano will reimburse Goodness Growth for all interest expenses related to the Third Amendment in excess of 10% per annum until the earlier of either the closing of the transaction under the Arrangement Agreement, or termination of the Arrangement Agreement.

On March 3, 2022, the Company drew $4,075,000 in principal debt from the Delayed Draw Loans. Proceeds received, net of deferred financing fees of $1,074,556, were $3,000,444.  Additionally, the Company incurred $115,863 of third party legal fees related to the draw. The Company expects to be reimbursed by Verano for the $1,190,863 in deferred financing pursuant to the Arrangement Agreement. These fees are included in our other receivables balance (Note 5), and included as other income in the unaudited statement of loss and comprehensive loss for the three months ended March 31, 2022.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC. The note bears an interest rate of 8% per annum with interest payments due on the last day of each calendar quarter. The maturity date of the note is November 19, 2023, and the note is secured by 25% of the membership interests in Vireo Health of Charm City, LLC.

The following table shows a summary of the Company’s long-term debt:

	March 31,	December 31,
	2022	2021
Beginning of year	$27,329,907	$1,110,000
Proceeds	4,075,000	30,200,000
Note payable issued in Charm City acquisition	—	2,000,000
Deferred financing costs	(1,190,419)	(8,607,786)
PIK interest	211,352	564,151
Amortization of deferred financing costs	784,805	2,123,542
Principal payments	—	(60,000)
End of period	31,210,645	27,329,907
Less: Current portion	—	—
Total long-term debt	$31,210,645	$27,329,907

14. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2022. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the three months ended March 31, 2022, 28,134 Multiple Voting Shares were redeemed for 2,813,400 Subordinate Voting Shares.

During the three months ended March 31, 2021, 94,177 Multiple Voting Shares were redeemed for 9,417,700 Subordinate Voting Shares.

During the three months ended March 31, 2021, employee stock options were redeemed for 3,130,343 Subordinate Voting Shares. Proceeds from these transactions were $966,156.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, the Company issued 7,110,481 subordinate voting shares to its former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares with a fair value of $1,441,183 pursuant to an exemption from registration under the Securities Act. The fair value of the 889,519 subordinate voting shares issued of $1,441,183 was recorded as stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the three months ended March 31, 2021.  The Company did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares are subject to a holding period expiring on August 1, 2021. He was previously issued 15,000,000 warrants under his employment agreement and as part of the settlement, he surrendered all right, title, and interest in the remaining 5,000,000 warrants for cancellation.

15. Stock-Based Compensation

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,	March 31,
	2022	2021
Risk-Free Interest Rate	2.04%	N/A
Weighted Average Exercise Price	$1.77	N/A
Expected Life of Options (years)	2.50	N/A
Expected Annualized Volatility	55.00%	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the three months ended March 31, 2022 and for the year ended December 31, 2021 is presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(106,934)	1.23	—
Exercised	(4,289,392)	0.28	—
Granted	697,806	2.32	—
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(189,403)	0.31	—
Exercised	—	—	—
Granted	3,224,119	1.77	—
Options Outstanding at March 31, 2022	26,261,054	$0.71	6.29

Options Exercisable at March 31, 2022	18,257,693	$0.41	5.09

During the three months ended March 31, 2022 and 2021, the Company recognized $591,600 and $686,755 in stock-based compensation expense relating to stock options, respectively. As of March 31, 2022, the total unrecognized compensation costs related to unvested stock options awards granted was $3,913,312. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.3 years. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2022, was $36,075,647 and $30,434,024, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
SVS Warrants Denominated in C$	2022	2021
Risk-Free Interest Rate	N/A	0.92%
Expected Life of Options (years)	N/A	4.99
Expected Annualized Volatility	N/A	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,481)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,519)	3.44	0.19
Warrants outstanding at December 31, 2021 and March 31, 2022	—	$—	—

Warrants exercisable at December 31, 2021 and March 31, 2022	—	$—	—

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	—
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	—	—
Warrants outstanding at March 31, 2022	3,037,649	$3.50	3.98

Warrants exercisable at March 31, 2022	3,037,649	$3.50	3.98

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Forfeitures	(1,695)	297.50	—
Issued	—	—	—
Warrants outstanding at March 31, 2022	11,888	$180.00	0.45

Warrants exercisable at March 31, 2022	11,888	$180.00	0.45

During the three months ended March 31, 2022 and 2021, $0 in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 in stock-based compensation was recorded in connection with the MVS warrants.

RSUs

The expense associated with RSUs is based on closing share price of the Company’s common stock on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three months ended March 31, 2022 the Company recognized $51,906 in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Grant Date
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted	1,094,200	1.77
Balance, March 31, 2022	1,094,200	$1.77

16. Commitments and Contingencies

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.  Following this denial, the litigation will proceed with Schneyer’s three contract claims and a direct fraud claim against Management and Vireo U.S., as well as the Remaining Derivative Claims brought by Capital. Vireo U.S. filed a motion to dismiss the Remaining Derivative Claims brought by Capital that remains pending before the Court.

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

17. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three Months Ended March 31,
	2022	2021
Salaries and benefits	$4,312,246	$3,536,774
Professional fees	1,879,751	1,115,691
Insurance expenses	779,997	598,164
Marketing	358,760	562,151
Other expenses	1,947,215	2,223,211
Total	$9,277,969	$8,035,991

18. Supplemental Cash Flow Information(1)

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$3,059,277	$1,350,659
Cash paid for income taxes	—	—
Change in construction accrued expenses	—	290,054
Non-cash investing
Acquisition of Nevada through issuance of SVS	—	1,385,239
Acquisition of Nevada through restricted cash and deferred acquisition costs	—	1,620,636
(1)	For supplemental cash flow information related to leases, refer to Note 9.

19. Financial Instruments

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2022, the Company’s financial liabilities consist of accounts payable and accrued liabilities, and debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders and debt financing. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

20. Related Party Transactions

As of March 31, 2022, and December 31, 2021, there were $10,000 and $98,750 due to related parties, respectively.

For the three months ended March 31, 2022, and 2021, the Company paid a related party (Bengal Impact Partners, of which a member of the Company’s Board of Directors is a managing partner) $20,000 and $0, respectively, for ongoing corporate advisory services.

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS, which was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company.

21. Subsequent Events

On April 1, 2022, the Company drew an additional $8,000,000 in principal debt from the Delayed Draw Loans.

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

Overview of the Company

Goodness Growth is a physician-led, science-focused company and IP developer focused on building long-term, sustainable value by bringing the best of medicine, science, and engineering to the cannabis industry. With our core operations strategically located in four limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods® and other retail dispensaries we own or operate as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

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

On January 31, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano will acquire all of the issued and outstanding shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares will receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement. The Arrangement is subject to the approvals of the Supreme Court of British Columbia; receipt of U.S. regulatory approvals, and other customary conditions of closing

COVID-19

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

Three months ended March 31, 2022, Compared to Three months ended March 31, 2021

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in four states. For the three months ended March 31, 2022, 79% of our revenue was generated from retail dispensaries and 21% from wholesale business.  For the three months ended March 31, 2021, 79% of our revenue was generated from retail business and 21% from wholesale business.

For the three months ended March 31, 2022, Minnesota operations contributed approximately 45% of revenues, New York contributed 22%, Arizona contributed 6%, New Mexico contributed 6%, and Maryland contributed 21%. For the three months ended March 31, 2021, Minnesota operations contributed approximately 40% of revenues, New York contributed 24%, Arizona contributed 26%, New Mexico contributed 5%, and Maryland contributed 5%.

Revenue for the three-months ended March 31, 2022 was $15,638,572, an increase of $2,448,683 or 19% compared to revenue of $13,189,889 for the three-months ended March 31, 2021. The increase is primarily attributable to increased revenue contributions from the retail businesses in Minnesota and Maryland of $1.4 million and $1.9 million respectively,  partially offset by the lack of first quarter 2022 retail revenues in Arizona, which was divested in the fourth quarter of 2021. Key revenue drivers are the opening of the Maryland dispensaries in 2021, and increased patient demand in Minnesota, which is partially the result of the addition of cannabis flower to the Minnesota medical program in March of 2022.

Retail revenue for the three months ended March 31, 2022 was $12,412,223 an increase of $2,038,593 or 20% compared to retail revenue of $10,373,630 for the three months ended March 31, 2021 primarily due to revenue contributions from Minnesota and Maryland.

Wholesale revenue for the three months ended March 31, 2022 was $3,226,349, an increase of $410,090 compared to wholesale revenue of $2,816,259 for the three months ended March 31, 2021. The increase in revenue contributions was primarily due to increased wholesale demand in Minnesota and Maryland, partially offset by declining revenues in Arizona.

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Retail:
MN	$6,664,088	$5,226,090	$1,437,998	28%
NY	2,858,893	2,917,864	(58,971)	(2)%
AZ	—	1,525,863	(1,525,863)	(100)%
NM	923,353	646,297	277,056	43%
MD	1,965,889	57,516	1,908,373	3,318%

Total Retail	$12,412,223	$10,373,630	$2,038,593	20%

Wholesale:
AZ	$1,011,063	$1,965,934	$(954,871)	(49)%
MD	1,262,588	592,096	670,492	113%
NY	509,238	191,546	317,692	166%
MN	443,460	—	443,460	100%
OH	—	66,683	(66,683)	(100)%

Total Wholesale	$3,226,349	$2,816,259	$410,090	15%

Total Revenue	$15,638,572	$13,189,889	$2,448,683	19%

AZ Retail and OH Revenue	$—	$(1,592,546)	$1,592,546	(100)%
Total Revenue excluding AZ Retail and OH	$15,638,572	$11,597,343	$4,041,229	35%

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

Cost of goods sold for the three months ended March 31, 2022 was $13,149,894, an increase of $5,575,846 compared to the three months ended March 31, 2021 of $7,574,048, driven by higher throughput and sales, as well as an increase in inventory valuation adjustments of $3,398,917.

Gross profit for the three months ended March 31, 2022 was $2,488,678, representing a gross margin of 16%. This is compared to gross profit for the three months ended March 31, 2021 of $5,615,841 or a 43% gross margin. The decrease in margin was driven by an increase in inventory valuation adjustments of $3,398,917 compared to the three months ended March 31, 2021. Excluding inventory valuation adjustments, margins were relatively flat. These inventory valuation adjustments were driven by substantial write downs of Arizona inventory to net realizable value.

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

Selling costs generally correlate to revenue. In the short-term as a percentage of sales, we expect selling costs to remain relatively flat.  However, as positive regulatory developments in our core markets occur, we expect selling costs as a percentage of sales to decrease via growth in our retail and wholesale channels.

General and administrative expenses also include costs incurred at the corporate offices, primarily related to personnel costs, including salaries, benefits, and other professional service costs, as well as corporate insurance, legal and professional fees associated with being a publicly traded company. We expect general and administrative expenses as a percentage of sales to decrease as we realize revenue growth organically and through positive regulatory developments in our core markets.

Total expenses for the three months ended March 31, 2022 were $10,248,838 a decrease of $211,776 compared to total expenses of $10,460,614 for the three months ended March 31, 2021. The decrease in total expenses was attributable to a decrease in stock-based compensation expenses of approximately $1.4 million partially offset by an increase general and administrative expenses of $1.2 million which was driven by an increase in professional fees related to the merger and salaries.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the three months ended March 31, 2022 was $(7,760,160), an increase of $2,915,387 compared to $(4,844,773) for the three months ended March 31, 2021.

Total Other Income (Expense)

Total other expense for the three months ended March 31, 2022 was $(8,546,622), a change of $8,014,251 compared to other expense of $(532,371) for the three months ended March 31, 2021. This change is primarily attributable to the loss on impairment of long-lived assets of $5,313,176 and increased interest expense driven by the Credit Facility.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2022, tax recoveries totaled $1,740,000 compared to a tax expense of $1,500,000 for the three months ended March 31, 2021. The decrease in tax expense is primarily attributable to the increase in inventory valuation adjustments, which drove lower margins compared to the prior year quarter.

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

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$(14,566,782)	$(6,877,144)
Interest expense, net	4,601,799	1,026,146
Income taxes	(1,740,000)	1,500,000
Depreciation & Amortization	328,363	378,005
Depreciation included in cost of goods sold	700,193	508,359
EBITDA (non-GAAP)	$(10,676,427)	$(3,464,634)
Inventory adjustment	3,466,917	68,000
Loss on impairment of long-lived assets	5,313,176	—
Stock-based compensation	642,506	2,046,618
Other income	(1,190,619)	—
Gain on disposal of assets	(168,359)	(437,107)
Adjusted EBITDA (non-GAAP)	$(2,612,806)	$(1,787,123)

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

On January 31, 2022, we entered into a Third Amendment to our Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, we may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to our ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano will reimburse us for all interest expenses related to the Third Amendment in excess of 10% per annum until the earlier of either the completion of the Arranagement or termination of the Arrangement Agreement.

On March 3, 2022, we drew $4,075,000 in principal debt from the Delayed Draw Loans. Proceeds received, net of deferred financing fees of $1,075,000, were $3,000,000.  Additionally, we incurred $115,863 of third party legal fees related to the draw. We expect to be reimbursed by Verano for the $1,075,000 in deferred financing fees netted against the proceeds received pursuant to the Arrangement Agreement, and as such these are fees are included in our receivables balance (Note 5) as of March 31, 2022.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

On November 19, 2021, we signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC (Note 3). The note bears an interest rate of 8% per annum with interest payments required due on the last day of each calendar quarter. The maturity date of the note is November 19, 2023, and the note is secured by 25% of the membership interests in Vireo Health of Charm City, LLC

Cash Used in Operating Activities

Net cash used in operating activities was $6.8 million for the three months ended March 31, 2022, an increase of $1.8 million as compared to the three months ended March 31, 2021. The increase is primarily attributed to a net build in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $5.4 million for the three months ended March 31, 2021. The decrease is primarily attributable to decreased property, plant, and equipment additions relative to the prior year quarter.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2022, a decrease of $21.4 million as compared to the three months ended March 31, 2021. The decrease was principally due to the receipt of approximately $23 million in net proceeds from the Credit Facility in the first quarter of 2021, compared to the receipt of approximately $3 million in net proceeds in the first quarter of 2022.

Lease Transactions

As of March 31, 2022, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Arizona, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of March 31, 2022, we operated 18 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2022	March 31, 2022	Total
2021	$1,900,915	$5,796,195	$7,697,110
2022	2,470,614	10,492,227	12,962,841
2023	2,194,068	10,597,822	12,791,890
2024	1,979,678	10,683,979	12,663,657
2025	1,557,311	11,001,044	12,558,355
Thereafter	2,625,449	206,379,022	209,004,471
Total minimum lease payments	$12,728,035	$254,950,289	$267,678,324
Less discount to net present value	(4,300,836)	(180,627,862)	(184,928,698)
Less liabilities held for sale	—	(1,129,249)	(1,129,249)
Present value of lease liability	$8,427,199	$73,193,178	$81,620,377

ADDITIONAL INFORMATION

Outstanding Share Data

As of May 9, 2022, we had 84,551,625 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

84,111,628 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

374,586 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

65,411 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of March 31, 2022, we have 26,261,054 employee stock options outstanding, 1,094,200 RSUs, as well as 3,037,649 SVS warrants denominated in C$ and 11,888 MVS warrants related to financing activities.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Outlook

Given the pending transaction with Verano, we withdrew our previously issued guidance and will not be issuing additional guidance at this time.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the year ended December 31, 2021, we identified a material weakness in our internal control environment related to the accounting treatment of warrants issued in connection with the Credit Facility, which have a Canadian dollar exercise price. Management has an established process for appropriately accounting for infrequent and unusual transactions. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any material misstatements to the issued financial statements. However, the previously released financial results for the three months ended March 31, 2021 were restated in connection with the issuance of this Form 10-Q (Note 2).

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include consultation with external GAAP accounting experts on non-recurring, significant, or unusual transactions. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Sufficient time and testing has not yet occurred, but we expect that the remediation of this material weakness will be completed prior to the end of 2022.

Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q. However, soley due to the unremediated material weakness identified in the prior year, the Company’s management concluded that at March 31, 2022, the Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.  Following this denial, the litigation will proceed with Schneyer’s three contract claims and a direct fraud claim against Management and Vireo U.S., as well as the Remaining Derivative Claims brought by Capital. Vireo U.S. filed a motion to dismiss the Remaining Derivative Claims brought by Capital that remains pending before the Court.

Vireo U.S. believes that Schneyer’s claims lack merit and expects to be vindicated in the SLC process or, in the alternative, prevail in the litigation, if and when it proceeds. However, should Vireo U.S. not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended March 31, 2022.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC.

Date: May 11, 2022	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer

Date: May 11, 2022	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer