Form 10-Q
period 2022-06-30
Goodness Growth Holdings, Inc.
filed 2022-08-11
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 84,666,630; Multiple Voting Shares – 369,186; and Super Voting Shares – 65,411.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$16,970,729	$15,155,279
Accounts receivable, net of allowance for doubtful accounts of $543,680 and $572,080, respectively	6,488,784	4,502,469
Inventory	18,607,668	20,422,061
Prepayments and other current assets	2,591,556	1,560,113
Assets Held for Sale	1,729,017	—
Total current assets	46,387,754	41,639,922
Property and equipment, net	94,225,562	99,488,559
Operating lease, right-of-use asset	7,852,578	8,510,499
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	9,771,479	10,184,289
Goodwill	183,836	183,836
Deposits	2,121,487	1,718,206
Deferred tax assets	4,530,000	1,495,000
Total assets	$168,822,696	$166,970,311
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$15,608,858	$14,805,473
Right of use liability	1,775,746	1,600,931
Liabilities held for sale	1,140,828	—
Total current liabilities	18,525,432	16,406,404
Right-of-use liability	80,452,937	80,228,097
Long-Term debt	45,847,769	27,329,907
Total liabilities	$144,826,138	$123,964,408

Commitments and contingencies (refer to Note 16)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 84,111,628 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 374,586 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	180,169,935	178,429,422
Accumulated deficit	(156,173,377)	(135,423,519)
Total stockholders' equity	$23,996,558	$43,005,903
Total liabilities and stockholders' equity	$168,822,696	$166,970,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$21,090,148	$14,230,900	$36,728,720	$27,420,789
Cost of sales
Product costs	10,663,251	7,273,011	20,346,228	14,779,059
Inventory valuation adjustments	59,871	45,000	3,526,788	113,000
Gross profit	10,367,026	6,912,889	12,855,704	12,528,730
Operating expenses:
Selling, general and administrative	8,625,439	8,299,682	17,903,408	16,335,673
Stock-based compensation expenses	1,098,008	1,408,080	1,740,513	3,454,698
Depreciation	163,127	246,247	319,224	417,809
Amortization	172,267	206,442	344,533	412,885
Total operating expenses	10,058,841	10,160,451	20,307,678	20,621,065

Income (loss) from operations	308,185	(3,247,562)	(7,451,974)	(8,092,335)

Other income (expense):
Impairment of long-lived assets	(54,739)	—	(5,367,915)	—
Loss on sale of property and equipment	(10,930)	—	(10,930)	—
Gain on disposal of assets	—	—	168,359	437,107
Interest expenses, net	(5,297,823)	(2,756,358)	(9,899,622)	(3,782,504)
Other income (expenses)	(82,769)	(98,055)	1,117,224	(41,387)
Other income (expenses), net	(5,446,261)	(2,854,413)	(13,992,884)	(3,386,784)

Loss before income taxes	(5,138,076)	(6,101,975)	(21,444,858)	(11,479,119)

Current income tax expenses	(965,000)	(885,000)	(2,340,000)	(2,620,000)
Deferred income tax recoveries	(80,000)	(25,000)	3,035,000	210,000
Net loss and comprehensive loss	(6,183,076)	(7,011,975)	(20,749,858)	(13,889,119)
Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.16)	$(0.11)
Weighted average shares used in computation of net loss per share - basic & diluted	128,111,328	125,557,734	128,111,328	120,856,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2021	51,062,559	$—	554,127	$—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	13,197,700	—	(131,977)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,385,239	—	1,385,239
Options exercised	3,659,668	—	—	—	—	—	1,075,723	—	1,075,723
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Warrants issued in financing activities	—	—	—	—	—	—	5,395,759	—	5,395,759
Stock-based compensation	1,185,293	—	—	—	—	—	3,454,698	—	3,454,698
Net Loss	—	—	—	—	—	—	—	(13,889,119)	(13,889,119)
Balance at June 30, 2021	77,265,701	$—	422,150	$—	65,411	$—	$175,391,033	$(115,622,163)	$59,768,870

Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	2,813,400	—	(28,134)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,740,513	—	1,740,513
Net Loss	—	—	—	—	—	—	—	(20,749,858)	(20,749,858)
Balance at June 30, 2022	84,111,628	$—	374,586	$—	65,411	$—	$180,169,935	$(156,173,377)	$23,996,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,749,858)	$(13,889,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	3,526,788	113,000
Depreciation	319,224	417,809
Depreciation capitalized into inventory	1,314,056	986,896
Non-cash operating lease expense	558,083	519,176
Amortization of intangible assets	344,533	412,885
Stock-based payments	1,740,513	3,454,698
Interest Expense	2,162,218	886,628
Impairment of long-lived assets	5,367,915	—
Deferred income tax	(3,035,000)	(210,000)
Accretion	2,521,196	195,197
Loss on Sale of Property and Equipment	10,930	—
Gain on disposal of OMS	—	(437,107)
Gain on disposal of royalty asset	(168,359)	—
Change in operating assets and liabilities:
Accounts Receivable	(1,986,315)	(1,531,985)
Prepaid expenses	(1,031,442)	(292,260)
Inventory	(1,612,556)	(4,059,044)
Accounts payable and accrued liabilities	870,373	(4,182,954)
Change in assets and liabilities held for sale	—	124,843
Net cash used in operating activities	$(9,847,701)	$(17,491,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(3,917,948)	$(11,028,976)
Proceeds from sale of property, plant, and equipment	372,815	—
Proceeds from sale of royalty asset	236,635	—
Acquisition of MJ Distributing	—	(1,592,500)
Proceeds from sale of OMS net of cash	—	1,150,000
Deposits	(403,281)	(1,595)
Net cash provided by (used in) investing activities	$(3,711,779)	$(11,473,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	$16,355,643	$23,162,526
Convertible debt payment	—	(900,000)
Proceeds from option exercises	—	1,075,723
Lease principal payments	(980,713)	(653,165)
Net cash provided by financing activities	$15,374,930	$22,685,084

Net change in cash and restricted cash	$1,815,450	$(6,279,324)

Cash and restricted cash, beginning of period	$15,155,279	$27,105,680

Cash and restricted cash, end of period	$16,970,729	$20,826,356

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

To correct the immaterial misstatements for the three and six month periods ended June 30, 2021, the Company elected to revise its previously issued interim unaudited condensed consolidated statements of net loss and comprehensive loss, stockholders’ equity, and cash flows. The Company will present the revision of its previously issued interim unaudited condensed consolidated financial statements in connection with the future filing of its Quarterly Reports on Form 10-Q.

The impact of the revisions on the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 is reflected in the following table:

Statement of Net Loss and Comprehensive Loss for the six months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Operating expenses:
Stock-based compensation expenses	$3,722,655	$(267,957)	$3,454,698
Total operating expenses	20,889,022	(267,957)	20,621,065

Loss from operations	(8,360,292)	267,957	(8,092,335)

Other income (expense):
Derivative gain (loss)	1,689,900	(1,689,900)	—
Other income (expenses), net	(1,696,884)	(1,689,900)	(3,386,784)

Loss before income taxes	(10,057,176)	(1,421,943)	(11,479,119)

Net income (loss) and comprehensive income (loss)	$(12,467,176)	$(1,421,943)	$(13,889,119)

Statement of Net Loss and Comprehensive Loss for the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Other income (expense):
Derivative gain (loss)	$1,531,371	$(1,531,371)	$—
Other income (expenses), net	(1,323,042)	(1,531,371)	(2,854,413)

Loss before income taxes	(4,570,604)	(1,531,371)	(6,101,975)

Net income (loss) and comprehensive income (loss)	$(5,480,604)	$(1,531,371)	$(7,011,975)

Consolidated Statement of Changes in Stockholders' Equity as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Shares issued in Nevada acquisition	$1,564,500	$(179,261)	$1,385,239
Stock-based compensation	3,722,655	(267,957)	3,454,698
Warrants issued in financing activities	—	5,395,759	5,395,759
Net Loss	(12,467,176)	(1,421,943)	(13,889,119)
Balance at June 30, 2021	$56,242,272	$3,526,598	$59,768,870

Consolidated Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,467,176)	$(1,421,943)	$(13,889,119)
Derivative gain	(1,689,900)	1,689,900	—
Share-based payments	3,722,655	(267,957)	3,454,698

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended June 30, 2022:

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three and six month periods ended June 30, 2022 and 2021, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the six month period ending June 30, 2022 and 2021 were as follows:

	June 30,
	2022	2021
Stock options	26,187,660	23,928,810
Warrants	4,226,449	4,395,949
RSUs	1,094,200	—
Total	31,508,309	28,324,759

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Retail	$29,453,715	$21,684,617	$17,041,492	$11,301,497
Wholesale	7,275,005	5,736,172	4,048,656	2,929,403
Total	$36,728,720	$27,420,789	$21,090,148	$14,230,900

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

3. Business Combinations and Dispositions

Dispositions

On March 31, 2021, the Company sold all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, Inc. (“OMS”) to Ayr Strategies Inc. (“Ayr”). As part of this transaction, the Company transferred assets and liabilities with a net book value of $712,894.  Consideration received exceeded OMS’s net assets at the time of sale, resulting in a gain of $437,107 which was recorded in the unaudited condensed consolidated statement of loss and comprehensive loss for the six months ended June 30, 2021.

On March 31, 2022, the Company sold the rights to a 10% royalty on future net revenues generated by High Gardens, Inc., a former subsidiary of the Company that was divested in 2020, for cash consideration of $236,635. The carrying value of the intangible royalty asset prior to disposition was $68,276, resulting in a gain of $168,359 which was recorded in the unaudited condensed consolidated statement of loss and comprehensive loss for the six months ended June 30, 2022.

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

Assets Held for Sale

As of June 30, 2022 the Company identified property, equipment, and lease assets and liabilities associated with the businesses in Maryland and Arizona with carrying amounts that are expected to be recovered principally through sale rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve motnhs. As such, these assets and liabilities have been classified as “held for sale.” The carrying value of these net assets exceeded fair value less expected cost to sell, and as such, the Company recorded an impairment loss of $54,739 for the three months ended June 30, 2022, and $5,367,915 for the six months ended June 30, 2022. Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$1,729,017
Total assets held for sale	$1,729,017

Liabilities held for sale
Right of Use Liability	$1,140,828
Total liabilities held for sale	$1,140,828

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2022
Cash	$16,970,729	$—	$—	$16,970,729
Total assets	$16,970,729	$—	$—	$16,970,729

December 31, 2021
Cash	15,155,279	—	—	15,155,279
Total assets	$15,155,279	$—	$—	$15,155,279

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the six months ended June 30, 2022, the carrying values of property and equipment were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs (Note 8).

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable and long-term debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	June 30,	December 31,
	2022	2021
Trade receivable	$2,259,941	$1,251,699
Tax withholding receivable	3,093,471	3,208,270
Other	1,135,372	42,500
Total	$6,488,784	$4,502,469

Included in the trade receivables, net balance at June 30, 2022 and December 31, 2021, is an allowance for doubtful accounts of $187,206 and $215,606, respectively.  Included in the tax withholding receivable, net balance at June 30, 2022 and December 31, 2021 is an allowance for doubtful accounts of $356,474. Other receivables, as of June 30, 2022, primarily consists of deferred financing costs paid in connection with the Credit Facility (Note 13), but subject to reimbursement by Verano per the terms of the Arrangement Agreement.

6. Inventory

Inventory is comprised of the following items:

	June 30,	December 31,
	2022	2021
Work-in-progress	$12,957,015	$15,167,522
Finished goods	4,818,327	4,580,158
Other	832,326	674,381
Total	$18,607,668	$20,422,061

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Work-in-progress	$44,652	$—	$3,324,943	$—
Finished goods	15,219	45,000	166,467	113,000
Other	—	—	35,378	—
Total	$59,871	$45,000	$3,526,788	$113,000

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	June 30,	December 31,
	2022	2021
Prepaid Insurance	$1,889,122	$838,612
Other Prepaid Expenses	702,434	721,501
Total	$2,591,556	$1,560,113

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
Land	$1,366,650	$1,366,650
Buildings and leasehold improvements	13,122,748	15,529,928
Furniture and equipment	7,899,625	7,962,363
Software	221,540	221,540
Vehicles	508,135	513,135
Construction-in-progress	9,516,453	10,510,166
Right of use asset under finance lease	70,048,971	71,078,655
	102,684,122	107,182,437
Less: accumulated depreciation	(8,458,560)	(7,693,878)
Total	$94,225,562	$99,488,559

For the six months ended June 30, 2022 and 2021, total depreciation on property and equipment was $1,633,280 and $1,404,705, respectively. For the six months ended June 30, 2022 and 2021, accumulated amortization of the right of use asset under finance lease amounted to $3,007,098 and $2,024,551, respectively. The right of use asset under finance lease of $70,048,971 consists of leased processing and cultivation premises. The Company capitalized into inventory $1,314,056 and $986,896 relating to depreciation associated with manufacturing equipment and production facilities for the six months ended June 30, 2022 and 2021, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of June 30, 2022, in conjunction with the Company’s held for sale assessment, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets were below book value. As a result, the Company recorded an impairment charge of $5,367,915 (2021 - $0) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	June 30,	June 30,
	2022	2021
Finance lease cost
Amortization of ROU assets	$549,601	$458,505
Interest on lease liabilities	5,288,767	1,774,316
Operating lease expense	1,294,433	1,308,916
Total lease expenses	$7,132,801	$3,541,737

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2022	June 30, 2022	Total
2022	$1,261,677	$4,161,865	$5,423,542
2023	2,470,614	10,492,227	12,962,841
2024	2,194,068	10,597,822	12,791,890
2025	1,979,678	10,683,979	12,663,657
2026	1,557,311	11,001,044	12,558,355
Thereafter	2,625,449	206,379,022	209,004,471
Total minimum lease payments	$12,088,797	$253,315,959	$265,404,756
Less discount to net present value	(3,976,223)	(178,059,022)	(182,035,245)
Less liabilities held for sale	—	(1,140,828)	(1,140,828)
Present value of lease liability	$8,112,574	$74,116,109	$82,228,683

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

Supplemental cash flow information related to leases:

	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$980,713	$653,165
Non-cash additions to ROU assets	—	2,369,610
Amortization of operating leases	657,921	630,776

Other information about lease amounts recognized in the financial statements:

	June 30,
	2022	2021
Weighted-average remaining lease term (years) – operating leases	5.25	6.07
Weighted-average remaining lease term (years) – finance leases	19.12	19.79
Weighted-average discount rate – operating leases	15.00%	0.15%
Weighted-average discount rate – finance leases	15.27%	22.31%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2021	$3,132,491
Dispositions	(2,948,655)
Goodwill - December 31, 2021 and June 30, 2022	$183,836

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. On this date the Company performed a Step 1 goodwill impairment analysis. No indicators of impairment exists as of June 30, 2022.

11. Intangibles

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2020	$8,341,142	$68,276	$8,409,418
Additions	10,190,458	—	10,190,458
Divestitures	(5,492,890)	—	(5,492,890)
Amortization	(817,215)	—	(817,215)
Impairment	(2,105,483)		(2,105,483)
Balance, December 31, 2021	$10,116,012	$68,276	$10,184,288
Divestitures (Note 3)	—	(68,276)	(68,276)
Amortization	(344,533)	—	(344,533)
Balance, June 30, 2022	$9,771,479	$—	$9,771,479

Amortization expense for intangibles was $172,267 and $344,533 during the three and  six months ended June 30, 2022, respectively, and $206,442 and $412,885 during the three and six months ending June 30, 2021, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $689,066 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	June 30,	December 31,
	2022	2021
Accounts payable – trade	$2,528,979	$1,490,286
Accrued Expenses	7,906,782	7,708,883
Taxes payable	4,650,171	5,196,677
Contract liability	522,926	409,627
Total accounts payable and accrued liabilities	$15,608,858	$14,805,473

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

On March 3, 2022, the Company drew $4,075,000 in principal debt from the Delayed Draw Loans. Proceeds received, net of deferred financing fees of $1,074,556, were $3,000,444.  Additionally, the Company incurred $115,863 of third party legal fees related to the draw. The Company will be reimbursed by Verano for the $1,190,863 in deferred financing pursuant to the Arrangement Agreement. These fees are included as other income in the unaudited statement of loss and comprehensive loss for the six months ended June 30, 2022, and to the extent these fees have not been reimbursed, they are included in our other receivables balance (Note 5).

During the three months ended June 30, 2022, the Company drew $14,000,000 in principal debt from the Delayed Draw Loans. Proceeds received, net of deferred financing fees of $528,938, were $13,471,062.

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

The following table shows a summary of the Company’s long-term debt:

	June 30,	December 31,
	2022	2021
Beginning of year	$27,329,907	$1,110,000
Proceeds	18,075,000	30,200,000
Note payable issued in Charm City acquisition	—	2,000,000
Deferred financing costs	(1,719,357)	(8,607,786)
PIK interest	517,247	564,151
Amortization of deferred financing costs	1,644,972	2,123,542
Principal payments	—	(60,000)
End of period	45,847,769	27,329,907
Less: Current portion	—	—
Total long-term debt	$45,847,769	$27,329,907

14. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of June 30, 2022. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the six months ended June 30, 2022, 28,134 Multiple Voting Shares were redeemed for 2,813,400 Subordinate Voting Shares.

During the six months ended June 30, 2021, 131,977 Multiple Voting Shares were redeemed for 13,197,700 Subordinate Voting Shares.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,	June 30,
	2022	2021
Risk-Free Interest Rate	2.04%	1.25%
Weighted Average Exercise Price	$1.77	$2.32
Expected Life of Options (years)	2.50	7.00
Expected Annualized Volatility	55.00%	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the six months ended June 30, 2022 and for the year ended December 31, 2021 is presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(106,934)	1.23	—
Exercised	(4,289,392)	0.28	—
Granted	697,806	2.32	—
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(262,797)	0.44	—
Exercised	—	—	—
Granted	3,224,119	1.77	—
Options Outstanding at June 30, 2022	26,187,660	$0.71	6.03

Options Exercisable at June 30, 2022	19,075,769	$0.45	4.98

During the six months ended June 30, 2022 and 2021, the Company recognized $1,393,718 and $1,408,639 in stock-based compensation relating to stock options, respectively. During the three months ended June 30, 2022 and 2021, the Company recognized $802,118 and $803,204 in stock-based compensation relating to stock options, respectively. As of June 30, 2022, the total unrecognized compensation costs related to unvested stock options awards granted was $3,093,921. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.7 years. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2022, was $16,226,531 and $15,293,771, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
SVS Warrants Denominated in C$	2022	2021
Risk-Free Interest Rate	N/A	0.83%
Expected Life of Options (years)	N/A	5.00
Expected Annualized Volatility	N/A	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,481)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,519)	3.44	0.19
Warrants outstanding at December 31, 2021 and June 30, 2022	—	$—	—

Warrants exercisable at December 31, 2021 and June 30, 2022	—	$—	—

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	—
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	—	—
Warrants outstanding at June 30, 2022	3,037,649	$3.50	3.74

Warrants exercisable at June 30, 2022	3,037,649	$3.50	3.74

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Forfeitures	(1,695)	297.50	—
Issued	—	—	—
Warrants outstanding at June 30, 2022	11,888	$180.00	0.20

Warrants exercisable at June 30, 2022	11,888	$180.00	0.20

During the three and six months ended June 30, 2022 and 2021, $0 in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 in stock-based compensation was recorded in connection with the MVS warrants.

RSUs

The expense associated with RSUs is based on closing share price of the Company’s common stock on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and six months ended June 30, 2022 the Company recognized $295,890 and $346,795, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Grant Date
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted	1,094,200	1.77
Balance, June 30, 2022	1,094,200	$1.77

16. Commitments and Contingencies

Legal proceedings

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2017. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S.

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.

On June 20,2022 the Court issued an order amending and realigning the complaint brought by Capital for the Remaining Derivative Claims.  The order also denied Vireo U.S.’ and Dorchester Management’s motion to dismiss the Remaining Derivative Claims brought by Capital.

Following this order, the litigation will proceed with Schneyer’s three direct contract claims against Vireo U.S and a direct fraud claim against Management and Vireo U.S. on an individual basis, as well as the Remaining Derivative Claims brought by Capital.

Vireo U.S. believes that Schneyer’s claims lack merit and expects to be vindicated in the SLC process or, in the alternative, prevail in the litigation, if and when it proceeds. However, should Vireo U.S. not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through June 2085.

17. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Salaries and benefits	$4,354,631	$3,760,874	$8,666,877	$7,297,648
Professional fees	752,645	826,367	2,632,396	1,942,058
Insurance expenses	1,243,899	719,185	2,023,896	1,317,349
Marketing	175,588	650,705	534,348	1,212,856
Other expenses	2,098,676	2,342,551	4,045,891	4,565,762
Total	$8,625,439	$8,299,682	$17,903,408	$16,335,673

18. Supplemental Cash Flow Information(1)

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$6,386,720	$3,527,029
Cash paid for income taxes	3,000,000	—
Change in construction accrued expenses	66,988	695,974
Non-cash investing
Acquisition of Nevada through issuance of SVS	—	1,385,239
Acquisition of Nevada through restricted cash and deferred acquisition costs	—	1,620,636
(1)	For supplemental cash flow information related to leases, refer to Note 9.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2022, the Company’s financial liabilities consist of accounts payable and accrued liabilities, and debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders and debt financing. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

20. Related Party Transactions

As of June 30, 2022, and December 31, 2021, there were $0 and $98,750 due to related parties, respectively.

For the six months ended June 30, 2022, and 2021, the Company paid a related party (Bengal Impact Partners, of which a member of the Company’s Board of Directors is a managing partner) $60,000 and $0, respectively, for ongoing corporate advisory services.

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS, which was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company.

21. Subsequent Events

In July of 2022, the Company drew an additional $6,000,000 in net proceeds from the Delayed Draw Loans.

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

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. During 2021 and thus far in 2022, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Goodness Growth employees or those of its supply chain partners.

Three months ended June 30, 2022, Compared to Three months ended June 30, 2021

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in four states. For the three months ended June 30, 2022, 81% of our revenue was generated from retail dispensaries and 19% from wholesale business.  For the three months ended June 30, 2021, 79% of our revenue was generated from retail business and 21% from wholesale business.

For the three months ended June 30, 2022, Minnesota operations contributed approximately 48% of revenues, New York contributed 18%, Arizona contributed 6%, New Mexico contributed 11%, and Maryland contributed 17%. For the three months ended June 30, 2021, Minnesota operations contributed approximately 38% of revenues, New York contributed 31%, Arizona contributed 14%, New Mexico contributed 5%, and Maryland contributed 12%.

Revenue for the three-months ended June 30, 2022 was $21,090,148, an increase of $6,859,248 or 48% compared to revenue of $14,230,900 for the three-months ended June 30, 2021. The increase is primarily attributable to increased revenue contributions from the retail businesses in Minnesota and New Mexico of $4.6 million and $1.7 million respectively,  partially offset by the lack of second quarter 2022 retail revenues in Arizona, which was divested in the fourth quarter of 2021. Key revenue drivers are the increased patient demand in Minnesota driven by the addition of cannabis flower to the Minnesota medical program in March of 2022, and the commencement of recreational marijuana sales in New Mexico on April 1, 2022.

Retail revenue for the three months ended June 30, 2022 was $17,041,492 an increase of $5,739,995 or 51% compared to retail revenue of $11,301,497 for the three months ended June 30, 2021 primarily due to revenue contributions from Minnesota and New Mexico.

Wholesale revenue for the three months ended June 30, 2022 was $4,048,656, an increase of $1,119,253 compared to wholesale revenue of $2,929,403 for the three months ended June 30, 2021. The increase in revenue contributions was primarily due to increased wholesale demand in Maryland, and the sale of our remaining Arizona inventory.

	Three Months Ended
	June 30,
	2022	2021	$Change	% Change
Retail:
MN	$9,928,201	$5,361,221	$4,566,980	85%
NY	2,792,734	2,861,785	(69,051)	(2)%
AZ	—	1,536,448	(1,536,448)	(100)%
NM	2,340,575	674,045	1,666,530	247%
MD	1,979,982	867,998	1,111,984	128%
Total Retail	$17,041,492	$11,301,497	$5,739,995	51%

Wholesale:
AZ	$1,344,620	$561,038	$783,582	140%
MD	1,565,835	805,994	759,841	94%
NY	909,521	1,562,371	(652,850)	(42)%
MN	228,680	—	228,680	100%
Total Wholesale	$4,048,656	$2,929,403	$1,119,253	38%

Total Revenue	$21,090,148	$14,230,900	$6,859,248	48%
AZ	$(1,344,620)	$(2,097,486)	$752,866	(36)%
Total Revenue excluding AZ	$19,745,528	$12,133,414	$7,612,114	63%
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

Cost of goods sold for the three months ended June 30, 2022 was $10,723,122, an increase of $3,405,111 compared to the three months ended June 30, 2021 of $7,318,011, driven by higher production volume and sales.

Gross profit for the three months ended June 30, 2022 was $10,367,026, representing a gross margin of 49%. This is compared to gross profit for the three months ended June 30, 2021 of $6,912,889 or a 49% gross margin. The increase in gross profit was driven by higher sales, while maintaining margins.

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

Total expenses for the three months ended June 30, 2022 were $10,058,841 a decrease of $101,610 compared to total expenses of $10,160,451 for the three months ended June 30, 2021. The decrease in total expenses was attributable to a decrease in stock-based compensation expenses of $310,072.

Operating Income (Loss) before Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the three months ended June 30, 2022 was $308,185 an increase of $3,555,747 compared to an operating loss of ($3,247,562) for the three months ended June 30, 2021.

Total Other Income (Expense)

Total other expense for the three months ended June 30, 2022 was $(5,446,261), a change of $2,591,848 compared to other expense of $(2,854,413) for the three months ended June 30, 2021. This change is primarily attributable to increased interest expense driven by the Credit Facility.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2022, tax expense totaled $1,045,000 compared to a tax expense of $910,000 for the three months ended June 30, 2021. The increase in tax expense is primarily attributable to increased gross profit partially offset the recognition of deferred tax assets related to property, plant, and equipment impairments.

Six months ended June 30, 2022 Compared to Six months ended June 30, 2021

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in five states. For the six months ended June 30, 2022, 80% of the revenue was generated from retail business and 20% from wholesale business. For the six months ended June 30, 2021, 79% of the revenue was generated from retail dispensaries and 21% from wholesale business.

For the six months ended June 30, 2022, Minnesota operations contributed approximately 47% of revenues, New York contributed 20%, Arizona contributed 6%, New Mexico contributed 9%, and Maryland contributed 18%. For the six months ended June 30, 2021, Minnesota operations contributed approximately 39% of revenues, New York contributed 27%, Arizona contributed 21%, New Mexico contributed 5%, and Maryland contributed 8%.

Revenue for the six months ended June 30, 2022 was $36,728,720, an increase of $9,307,931 or 34% compared to revenue of $27,420,789 for the six months ended June 30, 2021. The increase is primarily attributable to increased revenue contributions from the retail businesses in Minnesota, New Mexico, and Maryland, partially offset by the lack of Arizona retail revenues, which was divested in the fourth quarter of 2021. Key revenue drivers are the acquisition of the Charm City dispensary in Maryland in the fourth quarter of 2021, increased patient demand in Minnesota, which is the result of the addition of cannabis flower to the Minnesota medical program in March of 2022, and the and the commencement of recreational marijuana sales in New Mexico on April 1, 2022.

Retail revenue for the six months ended June 30, 2022 was $29,453,715, an increase of $7,769,098 or 36% compared to retail revenue of $21,684,617 for the six months ended June 30, 2021 primarily due to revenue contributions from Minnesota, New Mexico, and Maryland, partially offset by the lack of Arizona retail revenues.

Wholesale revenue for the six months ended June 30, 2022 was $7,275,005, an increase of $1,538,833 compared to wholesale revenue of $5,736,172 for the six months ended June 30, 2021. The increase in revenue contributions was primarily due to increased wholesale demand in Minnesota and Maryland, partially offset by declining revenues in Arizona.

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
Retail:
MN	$16,592,289	$10,587,312	$6,004,977	57%
NY	5,651,627	5,789,139	(137,512)	(2)%
AZ	—	3,062,310	(3,062,310)	(100)%
NM	3,263,928	1,320,342	1,943,586	147%
MD	3,945,871	925,514	3,020,357	326%
Total Retail	$29,453,715	$21,684,617	$7,769,098	36%

Wholesale:
AZ	$2,355,683	$2,526,971	$(171,288)	(7)%
MD	2,828,423	1,398,091	1,430,332	102%
NY	1,418,759	1,744,427	(325,668)	(19)%
MN	672,140	—	672,140	100%
OH	—	66,683	(66,683)	(100)%
Total Wholesale	$7,275,005	$5,736,172	$1,538,833	27%

Total Revenue	$36,728,720	$27,420,789	$9,307,931	34%
AZ and OH Revenue	$(2,355,683)	$(5,655,964)	$3,300,281	(58)%
Total Revenue excluding AZ and OH	$34,373,037	$21,764,825	$12,608,212	58%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2022 was $23,873,016, an increase of $8,980,957 compared to the six months ended June 30, 2021 of $14,892,059, driven by higher production volume and sales.

Gross profit for the six months ended June 30, 2022 was $12,855,704, representing a gross margin of 35%. This is compared to gross profit for the six months ended June 30, 2021 of $12,528,730 or a 46% gross margin. The decrease in margin was driven by an increase in inventory valuation adjustments of $3,413,788 compared to the six months ended June 30, 2021. Excluding inventory valuation adjustments, margins were relatively flat. These inventory valuation adjustments were driven by substantial write downs of Arizona inventory to net realizable value.

Our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature that could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses for the six months ended June 30, 2022 were $20,307,678, a decrease of $313,387 compared to total expenses of $20,621,065 for the six months ended June 30, 2021. The decrease in total expenses was attributable to a decrease in stock-based compensation expenses of approximately $1.7 million partially offset by increase general and administrative expenses of $1.6 million which was driven by an increase in professional fees related to the merger and salaries.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the six months ended June 30, 2022 was $(7,451,974), a decrease of $640,361 compared to $(8,092,335) for the six months ended June 30, 2021.

Total Other Expense

Total other expenses for the six months ended June 30, 2022 were $13,992,884, an increase of $10,606,100 compared to $3,386,784 for the six months ended June 30, 2021. This increase is primarily attributable to the loss on impairment of long-lived assets of $5,367,915 and increased interest expense driven by the Credit Facility.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2022, tax recoveries totaled $695,000 compared to a tax expense of $2,410,000 for the six months ended June 30, 2021. The increase in tax recoveries is primarily attributable to the recognition of deferred tax assets related to property, plant, and equipment impairments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(6,183,076)	$(7,011,975)	$(20,749,858)	$(13,889,119)
Interest expense, net	5,297,823	2,756,358	9,899,622	3,782,504
Income taxes	1,045,000	910,000	(695,000)	2,410,000
Depreciation & Amortization	335,394	452,689	663,757	830,694
Depreciation included in cost of goods sold	613,863	478,537	1,314,056	986,896
EBITDA (non-GAAP)	$1,109,004	$(2,414,391)	$(9,567,423)	$(5,879,025)
Inventory adjustment	59,871	45,000	3,526,788	113,000
Loss on impairment of long-lived assets	54,739	—	5,367,915	—
Stock-based compensation	1,098,008	1,408,080	1,740,513	3,454,698
Other income	—	—	(1,190,863)	—
Gain (loss) on disposal of assets	10,930	—	(157,429)	(437,107)
Adjusted EBITDA (non-GAAP)	$2,332,552	$(961,311)	$(280,499)	$(2,748,434)

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

During the three months ended June 30, 2022, the Company drew $14,000,000 in principal debt from the Delayed Draw Loans. Proceeds received, net of deferred financing fees of $528,938, were $13,471,062.

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

Net cash used in operating activities was $9.8 million for the six months ended June 30, 2022, a decrease of $7.6 million as compared to the six months ended June 30, 2021. The decrease is primarily attributed to more favorable changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $11.5 million for the six months ended June 30, 2021. The decrease is primarily attributable to decreased property, plant, and equipment additions relative to the prior year quarter.

Cash Provided by Financing Activities

Net cash provided by financing activities was $15.4 million for the six months ended June 30, 2022, a decrease of $7.3 million as compared to the six months ended June 30, 2021. The decrease was principally due to the receipt of approximately $23 million in net proceeds from the Credit Facility in the first six months of 2021, compared to the receipt of approximately $16 million in net proceeds in the first six months of 2022.

Lease Transactions

As of June 30, 2022, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Arizona, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of June 30, 2022, we operated 18 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2022	June 30, 2022	Total
2022	$1,261,677	$4,161,865	$5,423,542
2023	2,470,614	10,492,227	12,962,841
2024	2,194,068	10,597,822	12,791,890
2025	1,979,678	10,683,979	12,663,657
2026	1,557,311	11,001,044	12,558,355
Thereafter	2,625,449	206,379,022	209,004,471
Total minimum lease payments	$12,088,797	$253,315,959	$265,404,756
Less discount to net present value	(3,976,223)	(178,059,022)	(182,035,245)
Less liabilities held for sale	—	(1,140,828)	(1,140,828)
Present value of lease liability	$8,112,574	$74,116,109	$82,228,683

ADDITIONAL INFORMATION

Outstanding Share Data

As of August 9, 2022, we had 85,101,227 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

84,666,630 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

369,186 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

65,411 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of June 30, 2022, we have 26,187,660 employee stock options outstanding, 1,094,200 RSUs, as well as 3,037,649 SVS warrants denominated in C$ and 11,888 MVS warrants related to financing activities.

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

During the year ended December 31, 2021, we identified a material weakness in our internal control environment related to the accounting treatment of warrants issued in connection with the Credit Facility, which have a Canadian dollar exercise price. Management has an established process for appropriately accounting for infrequent and unusual transactions. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any material misstatements to the issued financial statements. However, the previously released financial results for the three and six months ended June 30, 2021 were restated in connection with the issuance of this Form 10-Q (Note 2).

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

Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q. However, soley due to the unremediated material weakness identified in the prior year, the Company’s management concluded that at June 30, 2022, the Company’s internal control over financial reporting was not effective.

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

Schneyer Litigation

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2017. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S.

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.

On June 20,2022 the Court issued an order amending and realigning the complaint brought by Capital for the Remaining Derivative Claims.  The order also denied Vireo U.S.’ and Dorchester Management’s motion to dismiss the Remaining Derivative Claims brought by Capital.

Following this order, the litigation will proceed with Schneyer’s three direct contract claims against Vireo U.S and a direct fraud claim against Management and Vireo U.S. on an individual basis, as well as the Remaining Derivative Claims brought by Capital.

Vireo U.S. believes that Schneyer’s claims lack merit and expects to be vindicated in the SLC process or, in the alternative, prevail in the litigation, if and when it proceeds. However, should Vireo U.S. not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the six months ended June 30, 2022.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC.

Date: August 11, 2022	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer

Date: August 11, 2022	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer