Form 10-Q
period 2022-09-30
Goodness Growth Holdings, Inc.
filed 2022-11-14
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 86,721,030; Multiple Voting Shares – 348,642; and Super Voting Shares – 65,411.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$21,842,076	$15,155,279
Accounts receivable, net of allowance for doubtful accounts of $480,979 and $572,080, respectively	5,911,049	4,502,469
Inventory	19,114,627	20,422,061
Prepayments and other current assets	3,161,855	1,560,113
Assets Held for Sale	3,834,850	—
Total current assets	53,864,457	41,639,922
Property and equipment, net	91,246,127	99,488,559
Operating lease, right-of-use asset	7,482,661	8,510,499
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	8,936,713	10,184,289
Goodwill	183,836	183,836
Deposits	2,178,445	1,718,206
Deferred tax assets	5,680,000	1,495,000
Total assets	$173,322,239	$166,970,311
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$17,243,353	$14,805,473
Long-Term debt, current portion	6,013,875	—
Right of use liability	1,713,292	1,600,931
Liabilities held for sale	1,376,184	—
Total current liabilities	26,346,704	16,406,404
Right-of-use liability	80,884,574	80,228,097
Long-Term debt, net	49,614,909	27,329,907
Total liabilities	$156,846,187	$123,964,408

Commitments and contingencies (refer to Note 16)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 86,046,830 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 355,384 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	181,073,217	178,429,422
Accumulated deficit	(164,597,165)	(135,423,519)
Total stockholders' equity	$16,476,052	$43,005,903
Total liabilities and stockholders' equity	$173,322,239	$166,970,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$18,854,101	$13,369,432	$55,582,821	$40,790,221
Cost of sales
Product costs	9,186,241	7,903,444	29,532,469	22,682,503
Inventory valuation adjustments	131,000	351,000	3,657,788	464,000
Gross profit	9,536,860	5,114,988	22,392,564	17,643,718
Operating expenses:
Selling, general and administrative	8,489,728	8,106,187	26,393,136	24,441,860
Stock-based compensation expenses	896,081	835,122	2,636,594	4,289,820
Depreciation	167,940	98,098	487,164	515,907
Amortization	172,267	206,442	516,800	619,327
Total operating expenses	9,726,016	9,245,849	30,033,694	29,866,914

Income (loss) from operations	(189,156)	(4,130,861)	(7,641,130)	(12,223,196)

Other income (expense):
Impairment of long-lived assets	(2,108,703)	—	(7,476,618)	—
Loss on sale of property and equipment	7,583	—	(3,347)	—
Gain on disposal of assets	—	—	168,359	437,107
Interest expenses, net	(5,573,263)	(2,254,553)	(15,472,885)	(6,037,057)
Other income (expenses)	79,750	75,018	1,196,975	33,631
Other income (expenses), net	(7,594,633)	(2,179,535)	(21,587,516)	(5,566,319)

Loss before income taxes	(7,783,789)	(6,310,396)	(29,228,646)	(17,789,515)

Current income tax expenses	(1,790,000)	(530,000)	(4,130,000)	(3,150,000)
Deferred income tax recoveries	1,150,000	(30,000)	4,185,000	180,000
Net loss and comprehensive loss	(8,423,789)	(6,870,396)	(29,173,646)	(20,759,515)
Net loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.23)	$(0.17)
Weighted average shares used in computation of net loss per share - basic & diluted	128,120,949	126,363,104	128,114,570	122,704,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2021	51,062,559	$—	554,127	$—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	15,140,700	—	(151,408)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,385,239	—	1,385,239
Options exercised	3,989,344	—	—	—	—	—	1,152,596	—	1,152,596
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Warrants issued in financing activities	—	—	—	—	—	—	5,395,759	—	5,395,759
Stock-based compensation	1,185,293	—	—	—	—	—	4,289,820	—	4,289,820
Net Loss	—	—	—	—	—	—	—	(20,759,515)	(20,759,515)
Balance at September 30, 2021	79,538,377	$—	402,719	$—	65,411	$—	$176,303,028	$(122,492,559)	$53,810,469

Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	4,733,600	—	(47,336)	—	—	—	—	—	—
Options exercised	15,002	—	—	—	—	—	7,201	—	7,201
Stock-based compensation	—	—	—	—	—	—	2,636,594	—	2,636,594
Net Loss	—	—	—	—	—	—	—	(29,173,646)	(29,173,646)
Balance at September 30, 2022	86,046,830	$—	355,384	$—	65,411	$—	$181,073,217	$(164,597,165)	$16,476,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,173,646)	$(20,759,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	3,657,788	464,000
Depreciation	487,164	515,907
Depreciation capitalized into inventory	1,959,536	1,678,558
Non-cash operating lease expense	852,687	764,266
Amortization of intangible assets	516,800	619,327
Stock-based payments	2,636,594	4,289,820
Interest Expense	3,430,733	1,764,711
Impairment of long-lived assets	7,476,618	—
Deferred income tax	(4,185,000)	(180,000)
Accretion	3,407,030	310,704
Loss on Sale of Property and Equipment	3,347	—
Gain on disposal of OMS	—	(437,107)
Gain on disposal of royalty asset	(168,359)	—
Change in operating assets and liabilities:
Accounts Receivable	(1,408,580)	18,384
Prepaid expenses	(1,601,742)	(1,573,909)
Inventory	(2,205,236)	(7,765,288)
Accounts payable and accrued liabilities	2,360,044	(2,555,634)
Change in assets and liabilities held for sale	—	124,843
Net cash used in operating activities	$(11,954,222)	$(22,720,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(4,938,587)	$(14,637,331)
Proceeds from sale of property, plant, and equipment	387,512	—
Proceeds from sale of royalty asset	236,635	—
Acquisition of MJ Distributing	—	(1,592,500)
Proceeds from sale of OMS net of cash	—	1,150,000
Deposits	(482,539)	67,841
Net cash provided by (used in) investing activities	$(4,796,979)	$(15,011,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	$24,868,143	$23,162,526
Convertible debt payment	—	(900,000)
Proceeds from option exercises	7,201	1,152,596
Lease principal payments	(1,437,346)	(1,008,584)
Net cash provided by financing activities	$23,437,998	$22,406,538

Net change in cash and restricted cash	$6,686,797	$(15,326,385)

Cash and restricted cash, beginning of period	$15,155,279	$27,105,680

Cash and restricted cash, end of period	$21,842,076	$11,779,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Goodness Growth Holdings, Inc. (“Goodness Growth” or the “Company”) (formerly, Vireo Health International, Inc.) was incorporated under the Alberta Business Corporations Act on November 23, 2004. The Company was previously listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VREO”. On June 9, 2021, the Company changed its name to Goodness Growth Holdings, Inc. and its ticker symbol on the CSE to “GDNS.”

Goodness Growth is a physician-led, science-focused organization that cultivates and/or manufactures pharmaceutical-grade cannabis and cannabis extracts. Goodness Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, New Mexico, and New York, and formerly in Arizona and Ohio.

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

On January 31, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano was to acquire all of the issued and outstanding shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares would receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively states that it has complied with its obligations under the Arrangement Agreement, and will its disclosure obligations under US and Canadian law, in all material respects at all times. Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Goodness Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

The termination of the Arrangement Agreement gives rise to substantial doubt about the Company’s ability to meet its obligations over the next twelve months. Company management is working with the Company’s lenders, counsel, and other applicable parties to implement a plan to effectively mitigate the conditions giving rise to substantial doubt. Elements of this plan may include, but are not limited to, asset sales, debt restructuring, and capital raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s continuance as going concern is dependent on its future profitability and implementation of the aforementioned plan. The Company may not be successful in these efforts.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2022 (the "Annual Financial Statements"). There have been no material changes to the Company’s significant accounting policies.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company. The information included in these statements should be read in conjunction with the Annual Financial Statements. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

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

To correct the immaterial misstatements for the three and nine month periods ended September 30, 2021, the Company elected to revise its previously issued interim unaudited condensed consolidated statements of net loss and comprehensive loss, stockholders’ equity, and cash flows. The Company will present the revision of its previously issued interim unaudited condensed consolidated financial statements in connection with the future filing of its Quarterly Reports on Form 10-Q.

The impact of the revisions on the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 is reflected in the following table:

Statement of Net Loss and Comprehensive Loss for the nine months ended September 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Operating expenses:
Stock-based compensation expenses	$4,557,777	$(267,957)	$4,289,820
Total operating expenses	30,134,871	(267,957)	29,866,914

Loss from operations	(12,491,153)	267,957	(12,223,196)

Other income (expense):
Derivative gain (loss)	2,317,065	(2,317,065)	—
Other income (expenses), net	(3,249,254)	(2,317,065)	(5,566,319)

Loss before income taxes	(15,740,407)	(2,049,108)	(17,789,515)

Net income (loss) and comprehensive income (loss)	$(18,710,407)	$(2,049,108)	$(20,759,515)

Statement of Net Loss and Comprehensive Loss for the three months ended September 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Other income (expense):
Derivative gain (loss)	$627,165	$(627,165)	$—
Other income (expenses), net	(1,552,370)	(627,165)	(2,179,535)

Loss before income taxes	(5,683,231)	(627,165)	(6,310,396)

Net income (loss) and comprehensive income (loss)	$(6,243,231)	$(627,165)	$(6,870,396)

Consolidated Statement of Changes in Stockholders' Equity as of September 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Shares issued in Nevada acquisition	$1,564,500	$(179,261)	$1,385,239
Stock-based compensation	4,557,777	(267,957)	4,289,820
Warrants issued in financing activities	—	5,395,759	5,395,759
Net Loss	(18,710,407)	(2,049,108)	(20,759,515)
Balance at September 30, 2021	$50,911,036	$2,899,433	$53,810,469

Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,710,407)	$(2,049,108)	$(20,759,515)
Derivative gain	(2,317,065)	2,317,065	—
Share-based payments	4,557,777	(267,957)	4,289,820

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended September 30, 2022:

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

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the convertible notes. Potential dilutive common share equivalents consist of stock options, warrants, and restricted stock units.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three and nine month periods ended September 30, 2022 and 2021, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the nine month period ending September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
Stock options	26,121,908	23,610,886
Warrants	3,037,649	4,395,949
RSUs	1,094,200	—
Total	30,253,757	28,006,835

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Retail	$45,842,941	$33,247,058	$16,389,226	$11,562,440
Wholesale	9,739,880	7,543,163	2,464,875	1,806,992
Total	$55,582,821	$40,790,221	$18,854,101	$13,369,432

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

3. Business Combinations and Dispositions

Dispositions

On March 31, 2021, the Company sold all of the assets and liabilities of its affiliated company, Ohio Medical Solutions, Inc. (“OMS”) to Ayr Strategies Inc. (“Ayr”) for consideration of $1,150,000. As part of this transaction, the Company transferred assets and liabilities with a net book value of $712,894. Consideration received exceeded OMS’s net assets at the time of sale, resulting in a gain of $437,107 which was recorded in the unaudited condensed consolidated statement of loss and comprehensive loss for the nine months ended September 30, 2021.

On March 31, 2022, the Company sold the rights to a 10% royalty on future net revenues generated by High Gardens, Inc., a former subsidiary of the Company that was divested in 2020, for cash consideration of $236,635. The carrying value of the intangible royalty asset prior to disposition was $68,276, resulting in a gain of $168,359 which was recorded in the unaudited condensed consolidated statement of loss and comprehensive loss for the nine months ended September 30, 2022.

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

Assets Held for Sale

As of September 30, 2022 the Company identified property, equipment, and lease assets and liabilities associated with the businesses in Maryland, Arizona, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” The carrying value of these net assets exceeded fair value less expected cost to sell, and as such, the Company recorded an impairment loss of $2,108,703 for the three months ended September 30, 2022, and $7,476,618 for the nine months ended September 30, 2022. Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$2,944,678
Intangible assets	662,499
Operating lease, right-of-use asset	205,372
Deposits	22,301
Total assets held for sale	$3,834,850

Liabilities held for sale
Right of Use Liability	$1,376,184
Total liabilities held for sale	$1,376,184

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2022
Cash	$21,842,076	$—	$—	$21,842,076
Total assets	$21,842,076	$—	$—	$21,842,076

December 31, 2021
Cash	$15,155,279	$—	$—	$15,155,279
Total assets	$15,155,279	$—	$—	$15,155,279

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the nine months ended September 30, 2022, the carrying values of property and equipment were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 2 inputs (Note 8).

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable and long-term debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	September 30,	December 31,
	2022	2021
Trade receivable	$2,007,914	$1,251,699
Tax withholding receivable	3,044,032	3,208,270
Other	859,103	42,500
Total	$5,911,049	$4,502,469

Included in the trade receivables, net balance at September 30, 2022 and December 31, 2021, is an allowance for doubtful accounts of $124,505 and $215,606, respectively. Included in the tax withholding receivable, net balance at September 30, 2022 and December 31, 2021 is an allowance for doubtful accounts of $356,474. Other receivables, as of September 30, 2022, primarily consists of deferred financing costs paid in connection with the Credit Facility (Note 13), but subject to reimbursement by Verano per the terms of the Arrangement Agreement.

6. Inventory

Inventory is comprised of the following items:

	September 30,	December 31,
	2022	2021
Work-in-progress	$14,352,153	$15,167,522
Finished goods	4,100,000	4,580,158
Other	662,474	674,381
Total	$19,114,627	$20,422,061

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Work-in-progress	$87,300	$278,000	$3,412,243	$278,000
Finished goods	43,700	73,000	210,167	186,000
Other	—	—	35,378	—
Total	$131,000	$351,000	$3,657,788	$464,000

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	September 30,	December 31,
	2022	2021
Prepaid Insurance	$2,412,882	$838,612
Other Prepaid Expenses	748,973	721,501
Total	$3,161,855	$1,560,113

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Land	$56,702	$1,366,650
Buildings and leasehold improvements	17,687,985	15,529,928
Furniture and equipment	9,166,698	7,962,363
Software	221,540	221,540
Vehicles	640,135	513,135
Construction-in-progress	2,641,160	10,510,166
Right of use asset under finance lease	69,892,379	71,078,655
	100,306,599	107,182,437
Less: accumulated depreciation	(9,060,472)	(7,693,878)
Total	$91,246,127	$99,488,559

For the nine months ended September 30, 2022 and 2021, total depreciation on property and equipment was $2,446,700 and $2,194,465, respectively. For the nine months ended September 30, 2022 and 2021, accumulated amortization of the right of use asset under finance lease amounted to $3,121,441 and $2,258,732, respectively. The right of use asset under finance lease of $69,892,379 consists of leased processing and cultivation premises. The Company capitalized into inventory $1,959,536 and $1,678,558 relating to depreciation associated with manufacturing equipment and production facilities for the nine months ended September 30, 2022 and 2021, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of September 30, 2022, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets were below book value. As a result, the Company recorded an impairment charge of $7,476,618 (2021 - $0) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	September 30,	September 30,
	2022	2021
Finance lease cost
Amortization of ROU assets	$824,401	$692,686
Interest on lease liabilities	7,976,015	2,631,030
Operating lease expense	1,938,797	1,946,009
Total lease expenses	$10,739,213	$5,269,725

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2022	September 30, 2022	Total
2022	$642,885	$2,245,507	$2,888,392
2023	2,518,169	10,492,227	13,010,396
2024	2,243,050	10,597,822	12,840,872
2025	2,030,129	10,683,979	12,714,108
2026	1,609,276	11,001,044	12,610,320
Thereafter	2,656,286	206,379,022	209,035,308
Total minimum lease payments	$11,699,795	$251,399,601	$263,099,396
Less discount to net present value	(3,746,966)	(175,378,380)	(179,125,346)
Less liabilities held for sale	(228,449)	(1,147,735)	(1,376,184)
Present value of lease liability	$7,724,380	$74,873,486	$82,597,866

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

Supplemental cash flow information related to leases:

	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$1,437,346	$1,008,584
Non-cash additions to ROU assets	—	59,665,237
Amortization of operating leases	997,804	934,934

Other information about lease amounts recognized in the financial statements:

	September 30,
	2022	2021
Weighted-average remaining lease term (years) – operating leases	5.05	5.85
Weighted-average remaining lease term (years) – finance leases	18.89	19.85
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	15.25%	15.33%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2021	$3,132,491
Dispositions	(2,948,655)
Goodwill - December 31, 2021 and September 30, 2022	$183,836

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. On this date the Company performed a Step 1 goodwill impairment analysis. No indicators of impairment exists as of September 30, 2022.

11. Intangibles

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2020	$8,341,142	$68,276	$8,409,418
Additions	10,190,458	—	10,190,458
Divestitures	(5,492,890)	—	(5,492,890)
Amortization	(817,215)	—	(817,215)
Impairment	(2,105,483)		(2,105,483)
Balance, December 31, 2021	$10,116,012	$68,276	$10,184,288
Divestitures (Note 3)	—	(68,276)	(68,276)
Transfer to held for sale (Note 3)	(662,499)	—	(662,499)
Amortization	(516,800)	—	(516,800)
Balance, September 30, 2022	$8,936,713	$—	$8,936,713

Amortization expense for intangibles was $172,267 and $516,800 during the three and nine months ended September 30, 2022, respectively, and $206,442 and $619,327 during the three and nine months ending September 30, 2021, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $639,069 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	September 30,	December 31,
	2022	2021
Accounts payable – trade	$2,803,350	$1,490,286
Accrued Expenses	7,374,855	7,708,883
Taxes payable	6,417,940	5,196,677
Contract liability	647,208	409,627
Total accounts payable and accrued liabilities	$17,243,353	$14,805,473

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

On January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, Goodness Growth may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to its ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano will reimburse Goodness Growth for all interest expenses related to the Third Amendment in excess of 10% per annum through the purported termination of the Arrangement Agreement on October 13, 2022.

During the nine months ended September 30, 2022, the Company drew $27,075,000 in principal debt from the Delayed Draw Loans.  Proceeds received, net of deferred financing fees of $2,206,857 were $24,868,143. The Company is to be reimbursed by Verano for $1,190,863 of these deferred financing fees pursuant to the Arrangement Agreement, and still expects to collect despite the purported termination of the Arrangement Agreement (Note 1). These fees are included as other income in the unaudited statement of loss and comprehensive loss for the nine months ended September 30, 2022, and to the extent these fees have not been reimbursed, they are included in our other receivables balance (Note 5).

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

The following table shows a summary of the Company’s long-term debt:

	September 30,	December 31,
	2022	2021
Beginning of year	$27,329,907	$1,110,000
Proceeds	27,075,000	30,200,000
Note payable issued in Charm City acquisition	—	2,000,000
Deferred financing costs	(2,206,857)	(8,607,786)
PIK interest	894,088	564,151
Amortization of deferred financing costs	2,536,646	2,123,542
Principal payments	—	(60,000)
End of period	55,628,784	27,329,907
Less: Current portion	6,013,875	—
Total long-term debt	$49,614,909	$27,329,907

14. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2022. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the nine months ended September 30, 2022, 47,336 Multiple Voting Shares were redeemed for 4,733,600 Subordinate Voting Shares.

During the nine months ended September 30, 2021, 151,408 Multiple Voting Shares were redeemed for 15,140,700 Subordinate Voting Shares.

During the nine months ended September 30, 2022, employee stock options were redeemed for 15,002 Subordinate Voting Shares. Proceeds from these transactions were $7,201.

During the nine months ended September 30, 2021, employee stock options were redeemed for 3,989,344 Subordinate Voting Shares. Proceeds from these transactions were $1,152,596.

On June 4, 2021, the Company issued 295,774 shares with a fair value of $604,876 to a third party for ongoing corporate advisory services. The fair value of the issued shares was recorded to stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the nine month period ended September 30, 2021.

On March 31, 2021, as part of a settlement and release of claims regarding a dispute over certain post-termination terms under his employment agreement, the Company issued 7,110,481 subordinate voting shares to its former Executive Chairman, Bruce Linton, upon a cashless exercise of 10 million warrants that had an exercise price of $1.02 per share and issued him 889,519 subordinate voting shares with a fair value of $1,441,183 pursuant to an exemption from registration under the Securities Act. The fair value of the 889,519 subordinate voting shares issued of $1,441,183 was recorded as stock-based compensation expense in the unaudited condensed consolidated statements of net loss and comprehensive loss for the nine months ended September 30, 2021. The Company did not receive any proceeds in connection with the warrant exercise or issuance of shares. The shares issued pursuant to the warrant exercise are free of trading restrictions; the additional 889,519 shares were subject to a holding period which expired on August 1, 2021. He was previously issued 15,000,000 warrants under his employment agreement and as part of the settlement, he surrendered all right, title, and interest in the remaining 5,000,000 warrants for cancellation.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,	September 30,
	2022	2021
Risk-Free Interest Rate	2.04%	1.25%
Weighted Average Exercise Price	$1.77	$2.32
Expected Life of Options (years)	2.50	7.00
Expected Annualized Volatility	55.00%	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the nine months ended September 30, 2022 and for the year ended December 31, 2021 is presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(106,934)	1.23	—
Exercised	(4,289,392)	0.28	—
Granted	697,806	2.32	—
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(313,547)	0.56	—
Exercised	(15,002)	0.48	—
Granted	3,224,119	1.77	—
Options Outstanding at September 30, 2022	26,121,908	$0.71	5.78

Options Exercisable at September 30, 2022	19,620,397	$0.46	4.80

During the nine months ended September 30, 2022 and 2021, the Company recognized $1,993,908 and $2,243,761 in stock-based compensation relating to stock options, respectively. During the three months ended September 30, 2022 and 2021, the Company recognized $600,191 and $835,122 in stock-based compensation relating to stock options, respectively. As of September 30, 2022, the total unrecognized compensation costs related to unvested stock options awards granted was $2,444,354. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.5 years. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2022, was $10,554,188 and $10,282,418, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,
SVS Warrants Denominated in C$	2022	2021
Risk-Free Interest Rate	N/A	0.83%
Expected Life of Options (years)	N/A	5.00
Expected Annualized Volatility	N/A	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,481)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,519)	3.44	0.19
Warrants outstanding at December 31, 2021 and September 30, 2022	—	$—	—

Warrants exercisable at December 31, 2021 and September 30, 2022	—	$—	—

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	—
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	—	—
Warrants outstanding at September 30, 2022	3,037,649	$3.50	3.74

Warrants exercisable at September 30, 2022	3,037,649	$3.50	3.74

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Expired	(13,583)	194.66	—
Warrants outstanding at September 30, 2022	—	$—	—

Warrants exercisable at September 30, 2022	—	$—	—

During the three and nine months ended September 30, 2022 and 2021, $0 in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 in stock-based compensation was recorded in connection with the MVS warrants.

RSUs

The expense associated with RSUs is based on closing share price of the Company’s common stock on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and nine months ended September 30, 2022 the Company recognized $295,890 and $642,686, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Grant Date
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted	1,094,200	1.77
Balance, September 30, 2022	1,094,200	$1.77

16. Commitments and Contingencies

Legal proceedings

Schneyer

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2018. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S. and the Company.

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

On July 7, 2021, Schneyer filed a Second Amended Complaint asserting direct claims on behalf of himself and the Remaining Derivative Claims on behalf of Capital and some Rejected Derivative Claims on behalf of Capital. Under Delaware law, Capital has a right to control the litigation of the Remaining Derivative Claims, the Rejected Derivative Claims, and any other derivative allegations that may be asserted on behalf of Capital. On August 17, 2021, Management exercised this right for Capital and appointed a second independent special litigation committee (the “Second SLC”), a partner at an international law firm, to manage the litigation of the claims raised in Schneyer’s Second Amended Complaint. On August 31, 2021, Capital filed a complaint at the Second SLC’s direction alleging the Remaining Derivative Claims and the Rejected Derivative Claims. Schneyer opposed the appointment of the Second SLC.

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

Verano

On January 31, 2022, the Company entered into the Arrangement Agreement with Verano, pursuant to which Verano was to acquire all of the issued and outstanding shares of Goodness Growth pursuant to a Plan of Arrangement. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares would receive 0.22652 of a Verano Subordinate Voting Share, subject to adjustment as described below, for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively states that it has complied with its obligations under the Arrangement Agreement, and will its disclosure obligations under US and Canadian law, in all material respects at all times. Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Goodness Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through June 2085.

17. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries and benefits	$4,256,955	$4,123,658	$12,923,832	$11,421,306
Professional fees	1,627,328	744,833	4,259,724	2,686,891
Insurance expenses	469,774	629,905	2,493,670	1,947,254
Marketing	292,276	545,746	826,624	1,758,602
Other expenses	1,843,395	2,062,045	5,889,286	6,627,807
Total	$8,489,728	$8,106,187	$26,393,136	$24,441,860

18. Supplemental Cash Flow Information(1)

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$10,844,910	$5,688,369
Cash paid for income taxes	3,000,000	5,634,500
Change in construction accrued expenses	77,836	(1,418,281)
Non-cash investing
Acquisition of Nevada through issuance of SVS	—	1,385,239
Acquisition of Nevada through restricted cash and deferred acquisition costs	—	1,620,636
(1)	For supplemental cash flow information related to leases, refer to Note 9.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2022, the Company’s financial liabilities consist of accounts payable and accrued liabilities, and debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders and debt financing. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign currency rates. Given the Company’s financial transactions are rarely denominated in a foreign currency, there is minimal foreign currency risk exposure.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the nine months ended September 30, 2022, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $301,548.

20. Related Party Transactions

As of September 30, 2022, and December 31, 2021, there were $10,000 and $98,750 due to related parties, respectively.

For the nine months ended September 30, 2022, and 2021, the Company paid a related party (Bengal Impact Partners, of which a member of the Company’s Board of Directors is a managing partner) $90,000 and $20,000, respectively, for ongoing corporate advisory services.

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS, which was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company.

21. Subsequent Events

In October of 2022, the Company drew an additional $925,000 in net proceeds from the Delayed Draw Loans.

On October 13, 2022, Verano delivered notice to the Company purporting to terminate the Arrangement Agreement. The Company believes that Verano has no legal basis to terminate the Arrangement Agreement, and that Verano has committed various material breaches of the Arrangement Agreement. On October 21, 2022, the Company commenced an action in the Supreme Court of British Columbia against Verano, seeking damages for the wrongful termination. Verano’s repudiation of the Arrangement Agreement has been acknowledged by Goodness, and the Transaction will not proceed (Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

On January 31, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano was to acquire all of the issued and outstanding shares of Goodness

Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares was to receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below, for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, we received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims our public filings and communications with respect to our business and ongoing operations were misleading and that we breached our representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. We deny all of Verano’s allegations and have complied with our obligations under the Arrangement Agreement in all material respects at all times. Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, we commenced an action in the Supreme Court of British Columbia against Verano seeking damages after Verano wrongfully terminated the Arrangement Agreement. We are seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. Due to uncertainties inherent in litigation, it is not possible to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

The termination of the Arrangement Agreement gives rise to substantial doubt about the Company’s ability to meet its obligations over the next twelve months. Company management is working with the Company’s lenders, counsel, and other applicable parties to implement a plan to effectively mitigate the conditions giving rise to substantial doubt. Elements of this plan may include, but are not limited to, asset sales, debt restructuring, and capital raises. While the risk of substantial doubt is not effectively mitigated as of the reporting date, the Company expects to mitigate this risk before the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is issued.

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

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. During 2021 and thus far in 2022, our revenue, gross profit and operating income were not negatively impacted by COVID-19 and we generally maintained the consistency of our operations. However, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of our employees or those of our supply chain partners.

Three months ended September 30, 2022, Compared to Three months ended September 30, 2021

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in four states. For the three months ended September 30, 2022, 87% of our revenue was generated from retail dispensaries and 13% from wholesale business.  For the three months ended September 30, 2021, 86% of our revenue was generated from retail business and 14% from wholesale business.

For the three months ended September 30, 2022, Minnesota operations contributed approximately 54% of revenues, New York contributed 20%, New Mexico contributed 9%, and Maryland contributed 17%. For the three months ended

September 30, 2021, Minnesota operations contributed approximately 41% of revenues, New York contributed 24%, Arizona contributed 12%, New Mexico contributed 6%, and Maryland contributed 17%.

Revenue for the three-months ended September 30, 2022 was $18,854,101, an increase of $5,484,669 or 41% compared to revenue of $13,369,432 for the three-months ended September 30, 2021. The increase is primarily attributable to increased revenue contributions from the retail business in Minnesota, Maryland, and New Mexico,  partially offset by the lack of third quarter 2022 retail revenues in Arizona, which was divested in the fourth quarter of 2021. Key revenue drivers are the increased patient demand in Minnesota driven by the addition of cannabis flower to the Minnesota medical program in March of 2022, and the commencement of recreational marijuana sales in New Mexico on April 1, 2022.

Retail revenue for the three months ended September 30, 2022 was $16,389,226 an increase of $4,826,786 or 42% compared to retail revenue of $11,562,440 for the three months ended September 30, 2021 primarily due to revenue contributions from Minnesota and New Mexico.

Wholesale revenue for the three months ended September 30, 2022 was $2,464,875, an increase of $657,883 compared to wholesale revenue of $1,806,992 for the three months ended Septemer 30, 2021. The increase in revenue contributions was primarily due to increased wholesale demand in New York.

	Three Months Ended
	September 30,
	2022	2021	$Change	% Change
Retail:
MN	$10,252,523	$5,539,552	$4,712,971	85%
NY	2,541,913	2,789,985	(248,072)	(9)%
AZ	—	1,326,357	(1,326,357)	(100)%
NM	1,721,017	854,105	866,912	101%
MD	1,873,773	1,052,441	821,332	78%
Total Retail	$16,389,226	$11,562,440	$4,826,786	42%

Wholesale:
AZ	$—	$227,824	$(227,824)	(100)%
MD	1,333,864	1,172,961	160,903	14%
NY	1,131,011	406,207	724,804	178%
MN	—	—	—	—%
Total Wholesale	$2,464,875	$1,806,992	$657,883	36%

Total Revenue	$18,854,101	$13,369,432	$5,484,669	41%
AZ	$—	$(1,554,181)	$1,554,181	(100)%
Total Revenue excluding AZ	$18,854,101	$11,815,251	$7,038,850	60%
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

Cost of goods sold for the three months ended September 30, 2022 was $9,317,241, an increase of $1,062,797 compared to the three months ended September 30, 2021 of $8,254,444, driven by higher production volume and sales.

Gross profit for the three months ended September 30, 2022 was $9,536,860, representing a gross margin of 51%. This is compared to gross profit for the three months ended September 30, 2021 of $5,114,988 or a 38% gross margin. The increase in gross profit and margin was driven primarily by increased retail sales in Minnesota.

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

Total expenses for the three months ended September 30, 2022 were $9,726,016 an increase of $480,167 compared to total expenses of $9,245,849 for the three months ended September 30, 2021. The increase in total expenses is primarily attributable to an increase in professional fees driven by the Arrangement Agreement.

Operating Income (Loss) before Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the three months ended September 30, 2022 was $(189,156) a decrease of $3,941,705 compared to an operating loss of ($4,130,861) for the three months ended September 30, 2021.

Total Other Income (Expense)

Total other expense for the three months ended September 30, 2022 was $(7,594,633), a change of $5,415,098 compared to other expense of $(2,179,535) for the three months ended September 30, 2021. This change is primarily attributable to increased interest expense driven by the Credit Facility.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2022, tax expense totaled $640,000 compared to a tax expense of $560,000 for the three months ended September 30, 2021. The increase in tax expense is primarily attributable to increased gross profit partially offset the recognition of deferred tax assets related to property, plant, and equipment impairments and state net operating loss carryforwards.

Nine months ended September 30, 2022 Compared to Nine months ended September 30, 2021

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in five states. For the nine months ended September 30, 2022, 82% of the revenue was generated from retail business and 18% from wholesale business. For the nine months ended September 30, 2021, 82% of the revenue was generated from retail dispensaries and 18% from wholesale business.

For the nine months ended September 30, 2022, Minnesota operations contributed approximately 50% of revenues, New York contributed 19%, Arizona contributed 4%, New Mexico contributed 9%, and Maryland contributed 18%. For the nine months ended September 30, 2021, Minnesota operations contributed approximately 40% of revenues, New York contributed 26%, Arizona contributed 18%, New Mexico contributed 5%, and Maryland contributed 11%.

Revenue for the nine months ended September 30, 2022 was $55,582,821, an increase of $14,792,600 or 36% compared to revenue of $40,790,221 for the nine months ended September 30, 2021. The increase is primarily attributable to increased revenue contributions from the retail businesses in Minnesota, New Mexico, and Maryland, partially offset by the lack of Arizona retail revenues, which was divested in the fourth quarter of 2021. Key revenue drivers are the acquisition of the Charm City dispensary in Maryland in the fourth quarter of 2021, increased patient demand in Minnesota, which is the result of the addition of cannabis flower to the Minnesota medical program in March of 2022, and the and the commencement of recreational marijuana sales in New Mexico on April 1, 2022.

Retail revenue for the nine months ended September 30, 2022 was $45,842,941, an increase of $12,595,883 or 38% compared to retail revenue of $33,247,058 for the nine months ended September 30, 2021 primarily due to revenue contributions from Minnesota, New Mexico, and Maryland, partially offset by the lack of Arizona retail revenues.

Wholesale revenue for the nine months ended September 30, 2022 was $9,739,880, an increase of $2,196,717 compared to wholesale revenue of $7,543,163 for the nine months ended September 30, 2021. The increase in revenue contributions was primarily due to increased wholesale demand in Minnesota and Maryland, partially offset by the lack of revenues in Arizona.

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
Retail:
MN	$26,844,812	$16,126,864	$10,717,948	66%
NY	8,193,540	8,579,124	(385,584)	(4)%
AZ	—	4,388,668	(4,388,668)	(100)%
NM	4,984,945	2,174,447	2,810,498	129%
MD	5,819,644	1,977,955	3,841,689	194%
Total Retail	$45,842,941	$33,247,058	$12,595,883	38%

Wholesale:
AZ	$2,355,683	$2,754,795	$(399,112)	(14)%
MD	4,162,287	2,571,051	1,591,236	62%
NY	2,549,770	2,150,634	399,136	19%
MN	672,140	—	672,140	100%
OH	—	66,683	(66,683)	(100)%
Total Wholesale	$9,739,880	$7,543,163	$2,196,717	29%

Total Revenue	$55,582,821	$40,790,221	$14,792,600	36%
AZ and OH Revenue	$(2,355,683)	$(7,210,146)	$4,854,463	(67)%
Total Revenue excluding AZ and OH	$53,227,138	$33,580,075	$19,647,063	59%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 30, 2022 was $33,190,257, an increase of $10,043,754 compared to the nine months ended September 30, 2021 of $23,146,503, driven by higher production volume and sales.

Gross profit for the nine months ended September 30, 2022 was $22,392,564, representing a gross margin of 40%. This is compared to gross profit for the nine months ended September 30, 2021 of $17,643,718 or a 43% gross margin. The decrease in margin was driven by an increase in inventory valuation adjustments of $3,193,788 compared to the nine months ended September 30, 2021. Excluding inventory valuation adjustments, margins were relatively flat. These inventory valuation adjustments were driven by substantial write downs of Arizona inventory to net realizable value.

Our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature that could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses for the nine months ended September 30, 2022 were $30,033,694, an increase of $166,780 compared to total expenses of $29,866,914 for the nine months ended September 30, 2021. The small increase in total expenses was attributable to an increase in professional fees related to the Arrangement Agreement offset by a decrease in stock-based compensation expenses.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the nine months ended September 30, 2022 was $(7,641,130), a decrease of $4,582,066 compared to $(12,223,196) for the nine months ended September 30, 2021.

Total Other Expense

Total other expenses for the nine months ended September 30, 2022 were $21,587,516, an increase of $16,021,197 compared to $5,566,319 for the nine months ended September 30, 2021. This increase is primarily attributable to the loss on impairment of long-lived assets of $7,476,618 and increased interest expense driven by the Credit Facility.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2022, tax recoveries totaled $55,000 compared to a tax expense of $2,970,000 for the nine months ended September 30, 2021. The increase in tax recoveries is primarily attributable to the recognition of deferred tax assets related to property, plant, and equipment impairments and state net operating loss carryforwards.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(8,423,789)	$(6,870,396)	$(29,173,646)	$(20,759,515)
Interest expense, net	5,573,263	2,254,553	15,472,885	6,037,057
Income taxes	640,000	560,000	(55,000)	2,970,000
Depreciation & Amortization	340,207	304,540	1,003,964	1,135,234
Depreciation included in cost of goods sold	645,480	691,662	1,959,536	1,678,558
EBITDA (non-GAAP)	$(1,224,839)	$(3,059,641)	$(10,792,261)	$(8,938,666)
Inventory adjustment	131,000	351,000	3,657,788	464,000
Loss on impairment of long-lived assets	2,108,703	—	7,476,618	—
Stock-based compensation	896,081	835,122	2,636,594	4,289,820
Other income	—	—	(1,190,863)	—
Gain (loss) on disposal of assets	(7,583)	—	(165,012)	(437,107)
Adjusted EBITDA (non-GAAP)	$1,903,362	$(1,873,519)	$1,622,864	$(4,621,953)

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

On January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, Goodness Growth may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to its ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano will reimburse Goodness Growth for all interest expenses related to the Third Amendment in excess of 10% per annum through the purported termination of the Arrangement Agreement on October 13, 2022.

During the nine months ended September 30, 2022, the Company drew $27,075,000 in principal debt from the Delayed Draw Loans.  Proceeds received, net of deferred financing fees of $2,206,857 were $24,868,143. The Company is to be reimbursed by Verano for $1,190,863 of these deferred financing fees pursuant to the Arrangement Agreement, and still expects to collect despite the purported termination of the Arrangment Agreement (Note 1). These fees are included as other income in the unaudited statement of loss and comprehensive loss for the nine months ended September 30, 2022, and to the extent these fees have not been reimbursed, they are included in our other receivables balance (Note 5).

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

Net cash used in operating activities was $12.0 million for the nine months ended September 30, 2022, a decrease of $10.8 million as compared to the nine months ended September 30, 2021. The decrease is primarily attributed to more favorable changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $15.0 million for the nine months ended September 30, 2021. The decrease is primarily attributable to decreased property, plant, and equipment additions relative to the prior year quarter.

Cash Provided by Financing Activities

Net cash provided by financing activities was $23.4 million for the nine months ended September 30, 2022, an increase of $1.0 million as compared to the nine months ended September 30, 2021. The change was principally due to increased proceeds received from the Credit Facility in 2022 compared to 2021.

Lease Transactions

As of September 30, 2022, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Arizona, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of September 30, 2022, we operated 18 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2022	September 30, 2022	Total
2022	$642,885	$2,245,507	$2,888,392
2023	2,518,169	10,492,227	13,010,396
2024	2,243,050	10,597,822	12,840,872
2025	2,030,129	10,683,979	12,714,108
2026	1,609,276	11,001,044	12,610,320
Thereafter	2,656,286	206,379,022	209,035,308
Total minimum lease payments	$11,699,795	$251,399,601	$263,099,396
Less discount to net present value	(3,746,966)	(175,378,380)	(179,125,346)
Less liabilities held for sale	(228,449)	(1,147,735)	(1,376,184)
Present value of lease liability	$7,724,380	$74,873,486	$82,597,866

ADDITIONAL INFORMATION

Outstanding Share Data

As of November 11, 2022, we had 87,135,083 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

86,721,030 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

348,642 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

65,411 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of September 30, 2022, we have 26,121,908 employee stock options outstanding, 1,094,200 RSUs, as well as 3,037,649 SVS warrants denominated in C$.

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

During the year ended December 31, 2021, we identified a material weakness in our internal control environment related to the accounting treatment of warrants issued in connection with the Credit Facility, which have a Canadian dollar exercise price. Management has an established process for appropriately accounting for infrequent and unusual transactions. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any material misstatements to the issued financial statements. However, the previously released financial results for the three and nine months ended September 30, 2021 were restated in connection with the issuance of this Form 10-Q (Note 2).

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

Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q. However, solely due to the unremediated material weakness identified in the prior year, the Company’s management concluded that at September 30, 2022, the Company’s internal control over financial reporting was not effective.

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

Schneyer Litigation

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2018. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S. and the Company.

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

On July 7, 2021, Schneyer filed a Second Amended Complaint asserting direct claims on behalf of himself and the Remaining Derivative Claims on behalf of Capital and some Rejected Derivative Claims on behalf of Capital. Under Delaware law, Capital has a right to control the litigation of the Remaining Derivative Claims, the Rejected Derivative Claims, and any other derivative allegations that may be asserted on behalf of Capital. On August 17, 2021, Management exercised this right for Capital and appointed a second independent special litigation committee (the “Second SLC”), a partner at an international law firm, to manage the litigation of the claims raised in Schneyer’s Second Amended Complaint. On August 31, 2021, Capital filed a complaint at the Second SLC’s direction alleging the Remaining Derivative Claims and the Rejected Derivative Claims. Schneyer opposed the appointment of the Second SLC.

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

Verano Litigation

On January 31, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano was to acquire all of the issued and outstanding shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares would receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively states that it has complied with its obligations under the Arrangement Agreement, and will its disclosure obligations under US and Canadian law, in all material respects at all times. Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Goodness Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the nine months ended September 30, 2022.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Kyle E. Kingsley
		Name:	Kyle E. Kingsley
		Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer