Form 10-K
period 2022-12-31
Goodness Growth Holdings, Inc.
filed 2023-03-31
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10 D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the shares of Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares (based on as converted basis, based on the closing price of these shares on the OTCQX) on June 30, 2022, held by non-affiliates of the registrant was approximately $146,312,593.

As of March 27, 2023, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 86,721,030; Multiple Voting Shares – 348,642; and Super Voting Shares – 65,411.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2022 Annual and Special Meeting of Shareholders (the “2022 Management Information Circular and Proxy Statement”).

GOODNESS GROWTH HOLDINGS, INC.

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

Emerging Growth Company Status

As a company with less than $1.235 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”) or if we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

PART I

Item 1.Business

Background

Goodness Growth Holdings, Inc. is a reporting issuer in Canada, with its securities listed for trading on the Canadian Securities Exchange (the “CSE”) under the symbol “GDNS” and on the OTCQX under the symbol “GDNSF”. Goodness Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in four limited-license medical and adult-use markets, Goodness Growth cultivates and manufactures cannabis products in environmentally friendly greenhouses and other facilities and distributes these products through our growing network of Green Goods™ and other Goodness Growth branded retail dispensaries, as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

As of March 27, 2023, Goodness Growth is licensed in seven states and territories, consisting of Maryland, Massachusetts, Minnesota, Nevada, New Mexico, New York, and Puerto Rico. As of March 27, 2023, we retail cannabis products in 18 dispensaries located in Maryland (2), Minnesota (8), New Mexico (4), and New York (4) and wholesales cannabis products, through third-party companies, in Maryland, Minnesota, and New York.

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

Arrangement Agreement

On January 31, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Inc. (“Verano”), pursuant to which Verano was to acquire all of the issued and outstanding common shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares were to receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement (the “Effective Time”). At the Effective Time, in accordance with the terms of Goodness Growth’s 2019 Company Equity Incentive Plan, the terms of each

Goodness Growth option and RSU were to be adjusted to entitle the holder to receive, upon exercise, in substitution for the number of Goodness Growth Shares subject to such option or RSU, that number of Verano Shares based on the Exchange Ratio. In accordance with the terms of Goodness Growth’s outstanding warrants, the terms of each Goodness Growth warrant were to be adjusted to entitle the holder to receive, upon exercise, in substitution for the number of Goodness Growth Shares subject to such warrant, that number of Verano Shares based on the Exchange Ratio.

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. Goodness Growth believes that Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Goodness Growth commenced an action in the Supreme Court of British Columbia against Verano arising out of Verano’s repudiation of the Arrangement Agreement, which Goodness Growth believes was wrongful. Goodness Growth is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

Description of the Business

Overview of the Company

Goodness Growth is a United States-based multi-state cannabis company with significant operations in four core markets of Maryland, Minnesota, New Mexico, and New York. We are science-focused and dedicated to providing patients and adult-use customers with high quality cannabis-based products. We cultivate cannabis in environmentally friendly greenhouses, manufacture pharmaceutical-grade cannabis extracts, and sell our products at both Company-owned and third-party dispensaries to qualifying patients and adult-use customers. We currently serve thousands of customers each month.

New Mexico sales of adult-use products began on April 1, 2022. In 2021, New York adopted legislation allowing adult-use cannabis and sales began in January, 2023. Maryland voters approved recreational marijuana legalization in the fourth quarter of 2022, and recreational sales are expected to begin in the next eighteen months. Minnesota has the potential to enact adult-use legalization in the next 18 months; as of March 27, 2023, bills are pending in both houses of the Minnesota legislature that, if reconciled to a common text, passed by both houses and signed into law by the Minnesota Governor, would establish an adult-use program in Minnesota. As of March 27, 2023, four of our markets are operational, with 18 of our total retail dispensary licenses open for business.

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

The Cannabis Industry and Business Lines of the Company

According to market research projections by cannabis researcher Brightfield Group, U.S. sales of legal cannabis are expected to reach over $31.8 billion in 2023 and $50.7 billion in 2028.

As described further below, United States federal law now bifurcates the legality of “hemp” from “marihuana” (also commonly known as “marijuana”). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”

To date, in the United States, medical cannabis has been legalized in 39 states and the District of Columbia, while 21 states and the District of Columbia have approved cannabis for recreational use by adults (adult-use).

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

Cultivation

We have rights to operate cultivation facilities in six states and Puerto Rico. Although pricing pressure for dried flower in several mature cannabis markets has led some operators to eschew cultivation, in certain markets the transition from medical-only to adult-use cannabis has increased wholesale market prices significantly. We believe that our cultivation operations provide certain other benefits, including:

i.	Low Cost: We continually seeks ways to optimize our growing processes and minimize expenses. By having control over our own cultivation, we can reduce input costs and maximize margins. We believe that production at scale is critical to drive down unit cost.
ii.	Product Availability: Control over our cultivation facilities allows us to monitor and update the product mix in our dispensaries to meet evolving demand, especially in the form of strain selection and diversity.
iii.	Quality Assurance: Quality and safety of cannabis products are critically important to our customers. Control over growing processes greatly reduces the risk of plant contamination or infestation. We believe that products with consistent quality can demand higher retail prices.

Our focuses on quality, potency, strain diversity and production at scale are important because we believe that the wholesale market for cannabis plant material will become increasingly price competitive over time. More companies are entering, and will likely continue to enter, this segment of the industry. We believe that manufacturers and retailers that source high-quality, low-cost plant material will have a significant advantage in the medium and long term.

Cultivation and Production Facilities

Except for our bifurcated cultivation-only and production-only facilities in Maryland, we operate combined cultivation and production facilities. Each cultivation and production facility focuses primarily on the development of cannabis products and dried cannabis plant material for medical and other consumer use, as well as the research and development of new strains of cannabis. At all our facilities, we focus on consumer safety and maintaining strict quality control. The methods used in our facilities result in several key benefits, including consistent production of high-quality product and the minimization of product recalls and complaints from patients and adult-use customers.

We operate the following cultivation and production facilities as of the close of business on March 27, 2023:

Maryland:	• • • •

We operate one cultivation facility of approximately 110,000 square feet and one production facility of approximately 30,000 square feet.

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

Minnesota	•	Currently operate one cultivation and production facility of approximately 90,000 square feet.
	•	We have a large number of customers; our results of operations and financial results in Minnesota are not dependent upon sales to one or a few major customers.
New Mexico	•	Currently operate approximately 15,600 square feet of cultivation and production and have four operational retail dispensaries.
	•	We have a large number of customers; our results of operations and financial results in New Mexico are not dependent upon sales to one or a few major customers.
•

Current cultivation capacity in New Mexico is insufficient to supply our dispensaries adequately and, therefore, we must purchase a portion of our flower inventory, as well as most manufactured cannabis products, from licensed, third-party suppliers. The availability of cannabis products from these suppliers is consistent.

New York	•

Currently operate one cultivation and production facility of approximately 60,000 square feet. Additional 120,000 square feet of cultivation and productions space is under construction and intended primarily to support the adult-use market, when and if we are licensed to sell into that market.

	•	We purchase a modest portion of our manufactured products inventory from several of the nine other registered organizations.
•

While we believe the long-term opportunity in New York is substantial, recent performance has been impacted by neighboring states transitioning to recreational-use jurisdictions, by substantial investments in retail dispensaries and cultivation by certain of New York’s nine competitive registered organizations (vertically-integrated medical cannabis companies), and by the delayed rollout of the state’s adult-use cannabis program and resultant proliferation of illicit retail cannabis distribution operations in the state. We believe that new product introductions, the expansion of wholesale revenue streams, our potential participation in the adult-use market, and the potential relocation of some of our retail dispensaries to superior sites will contribute to improving profit margins in the future. We also anticipate additional growth of our home delivery service.

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

We have wholesale operations in Maryland, Minnesota, and New York. Manufactured products are sold to third parties, where allowed, and are also distributed to Company-owned and operated retail dispensaries.

Principal Products or Services

Our brands include:

●	Vireo Spectrum™ brand pre-filled distillate vaporizer pens and cartridges, syringes, bulk oil, softgels, tablets, oral solutions, oral spray, topical bars, and topical balms;
●	Vireo Selects™ brand distillate vaporizer pens
●	1937™ brand distillate vaporizer pens and cartridges, flower and trim, and dabbable concentrates (e.g., Hash, Rosin, Temple Balls);
●	LiteBud™ pre-roll and flower products;
●	Boundary Waters™ pre-roll products;
●	Hi-Color™ edibles;
●	Kings and Queens™ concentrates, including live and cured resin badder, budder, sugar, and sauce; and
●	Various other flower and trim brands.

The following table shows which principal manufactured products we currently sell at our dispensaries in our various markets:

Market	Principal Products
Maryland

1937 Vape Cartridges; Vireo Selects Vape Cartridges; 1937 Concentrates; 1937 Pre-Rolls; Litebud Pre-Rolls; 1937 Pre-Pack Flower; 1937 Bulk Flower; 1937 Bulk Trim; Hi-Color™ edibles; Kings and Queens™ concentrates; Small A$$ Buds bulk flower

Minnesota

Vireo Selects Vape Cartidges, Hi-Color™ edibles, Vireo Spectrum Flower and Pre-Rolls, Boundary Waters Pre-Rolls, Vireo Spectrum Capsules; Vireo Spectrum Tincture; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Syringe/Bulk Oil; Vireo Spectrum Tablet; Vireo Spectrum Topical Balm; Vireo Spectrum Topical Bar

New Mexico	Red Barn Growers Flower
New York

Vireo Selects Vape Cartridges, Vireo Spectrum Vape Cartridges; Hi-Color™ edibles, Vireo Spectrum Syringes/Bulk Oil; Vireo Spectrum Softgel; Moonlight Softgel; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Balm; Vireo Spectrum Flower; Vireo Spectrum Pre-Rolls

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

Principal Business Objectives

Our principal business objectives over the next 12-month period include achieving positive operating cash flow; continuing growth and expansion in the Minnesota market through flower offerings and edibles; planning and execution in New York for impending adult use program through expanding our facilities and product offerings, subject to regulatory approval; improving margins in the adult-use New Mexico market, principally through reducing costs; and increasing wholesale sales in our core markets.

Employees and Human Capital Resources

As of March 1, 2023, we had 519 employees, 409 of whom were full time employees. Certain of our employees in Maryland, Minnesota and New York are represented by local offices of the United Food and Commercial Workers International Union (“UFCW”). The collective bargaining agreements with the employees in these states expire as follows:

State	Agreement Expiration
Maryland	October 31, 2024
Minnesota	November 21, 2024
New York (non-drivers)	October 31, 2023

In addition, our home delivery drivers in New York are represented by the Warehouse Production Sales & Allied Service Employees Union, AFL-CIO Local 811 (“Local 811”). Our collective bargaining agreement with Local 811 expires July 31, 2023. We consider our relations with our employees, with UFCW and with Local 811 to be good overall.

Our human capital resources objectives include identifying, recruiting, retaining, incenting and integrating our existing and additional employees into our collaborative, results-focused culture. Our compensation program is designed to attract, motivate and retain highly qualified executives and employees. We are committed to a culture that values diversity, mutual respect, equity and collaboration that helps achieve our enterprise goals.

Research and Development

Our former research and development activities primarily focused on developing new, innovative, and patent-protectable products for the cannabis market. These efforts have focused on novel cannabinoid formulations as well as accessory products designed to improve the cannabis consumption experience. We also experimented with plant spacing and nutrient blends, cannabis variety trialing and improved pest management techniques. We also engaged in research and development activities focused on developing new extracted or infused products.

Patents and Trademarks

We hold two patents for “Tobacco Products with Cannabinoid Additives and Methods for Reducing the Harm Associated with Tobacco Use” (US Patents 10,369,178 and 10,702,565) and have a number of other patents pending with the United States Patent and Trademark Office (“USPTO”).

We have successfully registered the trademarks Vireo Health® and Green Goods® with the USPTO and have applied to register a number of other trademarks with the USPTO, including:

●	1937™
●	Lite Bud™
●	Terp Safe™
●	Amplifi™

Competitive Conditions and Position

Historically, Vireo U.S. won licenses in competitive, merit-based selection processes. We pursued opportunities in limited license markets with higher barriers to entry presenting an opportunity for higher returns or the development of strategic opportunities.

The industry is highly competitive with many operators, including large multi-state operators and smaller regional and local enterprises. We face competition from other companies that have greater resources, enhanced access to public equity and debt markets, superior cultivation and manufacturing capabilities, lower operating costs, better-located retail facilities, more experienced management, or that may be more mature as businesses. There are several multi-state operators that we compete directly with in some of our operating markets. Aside from current direct competition, other operators that are sufficiently capitalized to enter the Company’s markets through new licensure or acquisitive growth are also considered potential competitors. Similarly, if and to the extent we continue to enter new markets, we will encounter new direct competitors.

See “Risk Factors – We face intense competition in a new and rapidly growing industry from licensed companies with more experience and financial resources than we have and from unlicensed and unregulated participants.”

Regulation of Cannabis in the United States

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we operate through our subsidiaries. We currently operate facilities in Maryland, Minnesota, New Mexico, and New York.

Regulation of Cannabis in the United States Federally

We currently directly derives a substantial portion of our revenues from the cannabis industry in certain U.S. states, which industry is illegal under U.S. Federal Law. As of December 31, 2022, the Company is directly involved (through licensed subsidiaries) in both the medical and adult-use cannabis industry in the states of New York, Minnesota, Maryland, and New Mexico, as permitted within such states under applicable state law. The U.S. Supreme Court has ruled that Congress has the constitutional authority to enact the existing federal prohibition on cannabis. As described further below, U.S. federal law now bifurcates the legality of “hemp” from “marihuana” (also commonly known as marijuana). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.” The U.S. federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including marijuana, on a schedule. Marijuana is classified as a Schedule I drug. The Department of Justice defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” With the limited exceptions of Epidiolex, a pharmaceutical derived from the cannabis extract cannabidiol (“CBD”), and certain drugs that incorporate synthetically derived cannabinoids (i.e., Marinol, Syndros, and Cesamet), the U.S. Food and Drug Administration has not approved marijuana as a safe and effective drug for any indication. Moreover, under the Agriculture Improvement Act of 2018 (commonly referred to as the 2018 Farm Bill), marijuana remains a Schedule I controlled substance under the Controlled Substances Act, with the exception of hemp and extracts derived from hemp (such as CBD) with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

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

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that Federal authorities may enforce current U.S. federal law. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating agreement procedures. While our operations are in material compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. If the Department of Justice policy were to aggressively pursue debt or equity owners of cannabis-related business and U.S. Attorneys followed such Department of Justice policies by pursuing prosecutions, then the Company could face, (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the Controlled Substances Act by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis. Additionally, as has been affirmed by U.S. Customs and Border Protection, employees, directors, officers, managers and investors of the Company who are not U.S. citizens face the risk of being barred from entry into the U.S., for life.

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

In March 2017, then-Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the Cole Memorandum had merit. However, on January 4, 2018, Mr. Sessions issued a memorandum that rescinded and superseded the Cole Memorandum effective immediately (the “Sessions Memorandum”). The Sessions Memorandum stated, in part, that current law reflects Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The inconsistency between federal and state laws and regulations is a major risk factor.

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

Rohrabacher-Farr is typically included in short-term funding bills or continuing resolutions by the House of Representatives, whereas the Leahy Amendment was included in the fiscal year 2020 budget by the Senate, which was signed on December 20, 2019. Rohrabacher-Farr prevents the DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Rohrabacher-Farr has been renewed effective through September 30, 2023.

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

In November 2022, Maryland voters approved recreational marijuana legalization via ballot initiative. Under the initiative, listed as Question 4 on the ballot, adults 21 and older in Maryland will be allowed to possess up to 1.5 ounces of marijuana and grow two plants out of the public view beginning July 1, 2023.

Licenses in Maryland

We operate one dispensary in Frederick, Maryland, which opened in March 2021 and one dispensary in Baltimore, Maryland, which we acquired in November 2021. We also operate a production facility of 30,000 square feet and a 110,000 square-foot cultivation facility. We hold phase 2 licenses for cultivation, processing, and dispensing. Wholesale revenues have grown, driven in part by new product offerings and increased market penetration. Our cultivation and production licenses, as well as the license for our Frederick, Maryland dispensary, were awarded to our affiliate MaryMed, LLC through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. Our dispensary license for our Baltimore, Maryland location was acquired from Charm City Medicus, LLC on November 19, 2021. We believe that our medical and scientific background helped Goodness Growth develop a competitive advantage in the marketplace.

Maryland Licenses and Regulations

Maryland licenses are valid for six years and are subject to four-year renewals after required fees are paid and provided that the business remains in good standing. Renewal requests are typically communicated through email from the MMCC and include a renewal form.

Maryland Reporting Requirements

The State of Maryland uses Marijuana Enforcement Tracking Regulation and Compliance system (METRC) as the state’s computerized track and trace (“T&T”) system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. We use a third-party application for our computerized seed to sale software, which integrates with the state’s METRC program and captures the required data points for cultivation, manufacturing and retail a as required in the Maryland Medical Cannabis law.

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

In 2022, edibles and dried cannabis flower for smoking were added to the medical program in Minnesota.

On July 1, 2022, Minnesota Statutes s. 151.72 went into effect, which permits the sale, to anyone age 21 or older in the state, of edible products derived from hemp and containing no more than 5mg of THC per serving and 50mg per package.

On January 5, 2023, H.F. No. 100 (“H.F. 100”) was introduced into the Minnesota House of Representatives. H.F. 100, if passed, reconciled with a companion bill in the Minnesota senate, and signed by the Governor, would create an adult-use cannabis program in the State of Minnesota. The probability and timing of the enactment of an adult-use cannabis program, as well as the Company’s ability to participate in any such program, remain uncertain as of the date of filing of this Annual Report on Form 10-K.

Licenses and Permits in Minnesota

Our license in Minnesota was awarded in 2015 through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific expertise helped us develop a competitive advantage in the marketplace.

Vireo Health of Minnesota, LLC (“Vireo Minnesota”), which is a subsidiary of Goodness Growth, holds one vertically-integrated medical cannabis license to operate one cultivation and production facility in Otsego, MN and eight retail medical cannabis dispensaries in the state of Minnesota, located in Blaine, Bloomington, Burnsville, Hermantown, Rochester, Minneapolis, Moorhead, and Woodbury.

Minnesota Licenses and Regulations

We currently operate eight retail dispensaries and one cultivation and production facility of approximately 90,000 square feet. Recent changes to the state’s qualifying conditions for medical cannabis patients have contributed to increases in patient enrollment. The March 2022 addition of dried raw cannabis to the list of allowed delivery methods, give our management team optimism that the Minnesota market remains a growth opportunity for the Company.

Minnesota state licenses are renewed every two years. Every two years, licensees are required to submit a renewal application with the commissioner at least six months before its registration term expires. The most recent manufacturer annual fee paid in 2021 was $189,220 and is non-refundable. Additionally, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, and subject to the possible effect of the enactment of H.F. 100 or any other adult-use cannabis legislation in the state, The Company expects to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that the Company’s license will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations of the Company and have a material, adverse effect on the Company’s business and financial results.

Minnesota Reporting Requirements

The State of Minnesota uses Marijuana Enforcement Tracking Regulation and Compliance system (METRC) as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. We use a third-party application for our computerized seed to sale software, which integrates with the state’s Metrc program and captures the required data points for cultivation, manufacturing and retail as required.

New Mexico

New Mexico Regulatory Landscape

The Lynn and Erin Compassionate Use Act (“Compassionate Use Act”) was signed into law in 2007 and became effective July 1, 2007. The Compassionate Use Act established the regulatory framework for use of medical cannabis by New Mexico residents and created the New Mexico Medical Cannabis Program (“NMMCP”). It allows practitioners to prescribe medical cannabis to patients with a debilitating medical condition (as defined in the Compassionate Use Act). Currently, there are 23 qualifying conditions under the Compassionate Use Act. When a practitioner determines that the patient has a debilitating medical condition and provides written certification so stating and that the potential health benefits of the cannabis use would likely outweigh the health risks for the patient, the patient can apply with the New Mexico Department of Health (“NMDOH”) for a registry identification card. A qualified patient is allowed to possess cannabis in an amount that is reasonably necessary to ensure uninterrupted availability of cannabis for a period of three months. In 2019, New Mexico announced it would begin permitting non-residents of the state to obtain cannabis under the Compassionate Use Act and as of July 1, 2020, the state now extends reciprocity to residents of all other medical cannabis states, allowing visiting medical marijuana patients to use their home-state credentials to purchase at licensed New Mexico medical marijuana dispensaries.

The Cannabis Regulation Act (“Cannabis Regulation Act”) was signed into law on April 12, 2021. The Cannabis Regulation Act established the regulatory framework for use of recreational cannabis within the State of New Mexico to allow for the sale, possession, and consumption of recreational marijuana in the state for adults 21 and older. The Cannabis Regulation Act also created the Cannabis Control Division (“NMCCD”) under the New Mexico Regulation and Licensing Department, which now oversees the NMMCP. The NMMCP was previously subject to the regulatory authority of NMDOH. The first dispensaries providing adult-use cannabis began sales in April 2022.

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

New Mexico Licenses and Regulations

In New Mexico, we currently operate an approximately 15,600 square feet of cultivation and production and have four operational retail dispensaries.

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

The Marihuana Regulation & Taxation Act was signed into law on March 31, 2022, legalizing adult-use cannabis in New York State. MRTA established a new Office of Cannabis Management governed by a Cannabis Control Board to comprehensively regulate adult-use, medical, and hemp cannabis. The OCM has begun to issue licenses and is currently promulgating rules and regulations outlining how and when our business can participate in the adult-use cannabis market.

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

Our New York cultivation and processing facility is approximately 21 acres and compromised of 13,650 square foot of indoor cultivation space, 38,304 square feet of greenhouse cultivation space, and 7,350 square feet of laboratory and processing space. The facility has been in continuous production and sale of cannabis since January 2016. In addition, we have under construction, on an adjacent parcel to the existing facility, approximately 110,000 square feet of incremental cultivation and processing facility housed inside a building exceeding 300,000 square feet.

New York Licenses and Regulations

In New York, we were one of the original five registered organizations, placing second in the initial selection process, and are currently one of ten registered organizations (vertically integrated medical cannabis licensees) in the state. While we believe the long-term opportunity in New York is substantial, recent performance has been impacted by neighboring states transitioning to recreational-use jurisdictions, as well as by increasing competition from other developing operators. New product introductions and the beginning of wholesale revenue streams may contribute to improving profit margins in the future. We anticipate additional growth of our home delivery service.

New York registered organization licenses expire 2 years after the date of issuance. An application to renew must be filed with the Department not more than six months nor less than four months prior to the expiration thereof. Registration fees are $200,000 and are refundable if the applicant is not granted a renewal registration.

New York Reporting Requirements

The state of New York uses BIOTRACKTHC© as the state’s cultivation and production computerized T&T system. Leaf Logix is used as state’s point of sale T&T system. Individual licensees are required to push data to the state to meet all reporting requirements.

Our Compliance Program

Expenditures for compliance with federal, state, and local environmental laws and regulations are consistent from year to year and are not material to our financial results. We are compliant with all applicable regulations and properly disposes of the toxic and hazardous substances it uses in our operations.

The Company is classified as having “direct” involvement in the U.S. marijuana industry and are in material compliance with applicable licensing requirements and the regulatory framework enacted by each state in which it operates. We are not subject to any material citations or notices of violation with applicable licensing requirements and the regulatory framework enacted by each applicable state that may have an impact on our licenses, business activities or operations.

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

We have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. We conduct audits of our cannabis and cannabis products inventories at least weekly in order to detect any possible diversion. In addition to weekly inventory audits, security and/or compliance staff conduct unscheduled, unannounced audits to prevent complacency or the perception thereof. Adherence to our standard operating procedures is mandatory and ensures that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We also verify adherence to standard operating procedures by regularly conducting internal inspections and ensure that any issues identified are resolved quickly and thoroughly.

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

Set forth below is a summary of the principal risks we face:

●Marijuana remains illegal under U.S. federal law, and enforcement of U.S. cannabis laws could change.
●There is a substantial risk of regulatory or political change.
●We may be subject to action by the U.S. federal government through various government agencies for participation in the cannabis industry.
●U.S. state and local regulation of cannabis is uncertain and changing.
●State regulatory agencies may require us to post bonds or pay significant fees.
●We may be subject to heightened scrutiny by U.S. and Canadian authorities, which could ultimately lead to the market for Subordinate Voting Shares becoming highly illiquid and our shareholders having no ability effect trades in Subordinate Voting Shares in Canada.
●We are involved in litigation with Verano, the outcome of which is uncertain.
●We may face state limitations on ownership of cannabis licenses.
●We may become subject to FDA or ATF regulation.
●Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.
●We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.
●Because marijuana is illegal under U.S. federal law, we may be unable to access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy in an entity in which we invest.
●Because our contracts involve marijuana and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.
●We may not be able to secure our payment and other contractual rights with liens on the inventory or licenses of our clients and contracting parties under applicable state laws.
●Because marijuana is illegal under U.S. federal law, marijuana businesses may be subject to civil asset forfeiture.
●We may be subject to constraints on and differences in marketing our products under varying state laws.
●The results of future clinical research may be unfavorable to cannabis, which may have a material, adverse effect on the demand for our products.
●Inconsistent public opinion and perception of the medical recreational use marijuana industry hinders market growth and state adoption.
●Investors in the Company who are not U.S. citizens may be denied entry into the United States.
●As a cannabis business, we are subject to unfavorable tax treatment under the Code.
●	We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to its ability to continue as a going concern in their audit report for the years ended December 31, 2022.
●We incurred net losses in fiscal years 2022, 2021, and 2020, with net cash used in operating activities, and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.
●We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.
●We are a holding company, and our earnings are dependent on the earnings and distributions of our subsidiaries.
●Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures for realizing the benefit from cannabis licenses that could result in materially detrimental consequences to us.
●The success of our business depends, in part, on our ability to retain key employees.
●Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.
●Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
●The nature of the medical and recreational cannabis industry may result in unconventional due diligence processes and acquisition terms that could have unknown and materially detrimental consequences to us.
●Our assets may be purchased with limited representations and warranties from the sellers of those assets.
●Lending by us to third parties may be unsecured, subordinate in interest or backed by unrealizable license assets.

●Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and recreational cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially, adversely affect our operating results and financial condition.
●We face security risks related to our physical facilities and cash transfers.
●We face exposure to fraudulent or illegal activity by employees, contractors, consultants, and agents, which may subject us to investigations and actions.
●We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable companies, unanticipated expenses, difficulties and delays, and the offering of new products and services in an untested market.
●We are dependent on the popularity and acceptance of our brand portfolio.
●Our business is subject to the risks inherent in agricultural operations.
●We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.
●We may face potential enforcement actions if we fail to comply with applicable laws.
●We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches.
●We may be required to disclose personal information to government or regulatory entities.
●We face risks related to our insurance coverage and uninsurable risks.
●Our reputation and ability to do business may be negatively impacted by our suppliers’ inability to produce and ship products.
●We are dependent on key inputs, suppliers and skilled labor for the cultivation, extraction, and production of cannabis products.
●Our cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability operate profitably.
●We may be unable to attract and retain key personnel.
●Our sales are difficult to forecast due to limited and unreliable market data.
●We may be subject to growth-related risks.
●We are currently involved in litigation, and there may be additional litigation in which we will be involved in the future.
●We face an inherent risk of product liability claims as a manufacturer, processor and producer of products that are intended to be ingested by people.
●Our intellectual property may be difficult to protect.
●We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.
●Our products may be subject to product recalls, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and diversion of management attention.
●We face unfavorable publicity or consumer perception of the safety, efficacy, and quality of our cannabis products as a result of research, investigations, litigation, and publicity.
●We face intense competition in a new and rapidly growing industry by other licensed companies with more experience and financial resources than we have and by unlicensed, unregulated participants.
●There are risks associated with consolidation of the industry by well-capitalized entrants developing large-scale operations.
●Synthetic products from the pharmaceutical industry may compete with cannabis use and products.
●Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.
●The elimination of monetary liability against our directors, officers, and employees under British Columbia law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.
●There is doubt as to the ability to enforce judgments in Canada or under Canadian law against U.S. subsidiaries, assets, and experts.
●Our past performance may not be indicative of our future results.

●Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.
●Epidemics and pandemics, including the recent COVID-19 pandemic, may have a significant negative impact on our business and financial results.
●A return on our securities is not guaranteed.
●Our voting control is concentrated; approximately 35.0% of our voting power is held by our Executive Chairman.
●Our capital structure and voting control may cause unpredictability.
●Additional issuances of Subordinate Voting Shares, or securities convertible into Subordinate Voting Shares, may result in dilution and have an adverse effect on the market price of Subordinate Voting Shares.
●The market price for the Subordinate Voting Shares has been and may be volatile.
●A decline in the price or trading volume of the Subordinate Voting Shares could affect our ability to raise further capital and adversely impact our ability to continue operations.
●If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate, or unfavorable research about us, our business or our market, our stock price and trading volume could decline.
●An investor may face liquidity risks with an investment in the Subordinate Voting Shares.
●We are subject to increased costs as a result of being a public company in Canada and the United States.
●We do not intend to pay dividends on our Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.
●We are an “emerging growth company” as defined in the JOBS Act and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, the Subordinate Voting Shares may be less attractive to investors.
●Our shareholders are subject to extensive governmental regulation and, if a shareholder is found unsuitable by one of our licensing authorities, that shareholder would not be able to beneficially own our securities. Our shareholders may also be required to provide information that is requested by licensing authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund such redemption of our securities.
●We are subject to Canadian and United States tax on our worldwide income.
●Dispositions of Subordinate Voting Shares will be subject to Canadian and/or United States tax.
●Although we do not intend to pay dividends on any of our Subordinate Voting Shares, any such dividends would be subject to Canadian and/or United States withholding tax.
●Taxation of Non-U.S. Holders upon a disposition of Subordinate Voting Shares depends on whether we are classified as a United States real property holding corporation.
●Changes in tax laws may affect the Company and holders of Subordinate Voting Shares.
●ERISA imposes additional obligations on certain investors.

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

Going Concern Risk

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to its ability to continue as a going concern in their audit report for the year ended December 31, 2022.

We are focused on cultivating, processing and supplying cannabis and cannabis-derived products in our four core markets. We have negative operating cash flow. In addition, for the year ended December 31, 2022, we had a loss of $42,457,444, and an accumulated deficit of $177,880,963. The costs for cultivating and manufacturing cannabis and cannabis products, purchasing cannabis products on the wholesale marketplace, marketing and selling expenses, and general and administrative expenses, are the principal causes of our losses. Our financing costs, which include both debt service and rent payments on the leases of our New York and Minnesota cultivation and processing facilities, are also important contributors to our losses. We may never become profitable and if we do not become profitable your investment could be lost completely.

We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. We have concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on debt and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the year ended December 31, 2022.

The consolidated financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Going Concern.”

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

There are significant legal restrictions and regulations that govern the cannabis industry in the United States. Marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the United States to, among other things, cultivate, distribute, use or possess cannabis in the United States. In those states in which the cultivation, production, extraction, distribution, transportation, possession or use of marijuana has been legalized, these actions continue to be a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies marijuana as a Schedule I controlled substance and, as such, medical and adult-use cannabis use are illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to marijuana (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable U.S. federal money-laundering laws. While the approach to enforcement of such laws by the federal government in the United States has trended toward non-enforcement against individuals and businesses that comply with medical or adult-use cannabis regulatory programs in states where such programs are legal, strict compliance with state laws with respect to cannabis will neither absolve Goodness Growth of liability under U.S. federal law, nor will it provide a defense to any federal proceeding that may be brought against Goodness Growth. Since federal law criminalizing the cultivation, production, extraction, distribution, transportation, possession or use of marijuana pre-empts state laws that legalize such actions, enforcement of federal law regarding marijuana is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition. Any proceedings brought against Goodness Growth under federal law may materially, adversely affect our operations and financial performance.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. We are directly and indirectly engaged in the medical and adult-use cannabis industry in the United States, where state law permits such activities. The legality of the production, cultivation, extraction, distribution, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge; management may not be able to predict all such risks.

As of the date of this filing, there are 39 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Similarly, 21 states and the District of Columbia have legalized cannabis for adult use.

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

There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future. On March 11, 2021, Merrick Garland was sworn in as the 86th Attorney General of the United States. Mr. Garland has not yet taken a public position on the appropriate prosecutorial posture regarding cannabis.

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

Because the cultivation, processing, production, distribution, possession and sale of cannabis for any purpose, medical, adult use or otherwise, remain illegal under U.S. federal law, it is possible that we may be forced to cease any such activities. The U.S. federal government, through, among others, the DOJ, its sub-agency the Drug Enforcement Administration (“DEA”) and the U.S. Internal Revenue Service (“IRS”), has the right to actively investigate, audit and shut down cannabis growing facilities, processors, and retailers. The U.S. federal government may also attempt to seize our property. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

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

State and local laws permitting the cultivation, production, extraction, distribution, transportation, possession or use of cannabis may also be modified in a manner that is contrary to our interests. For example, states could authorize the issuance of licenses to cultivate, produce, transport or distribute cannabis to additional parties; the maximum number  of such licenses could be unlimited, as is the case under the current adult-use legislation in New Mexico. States currently permitting only medical-use cannabis could implement adult-use cannabis laws that give preferences to applicants and/or participants that compete with us, or even prohibit us to participate in portions or the entirety of the adult-use marketplace. Any such change in New York or Minnesota would have a material, adverse effect on our business, financial position or results of operations.

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

Multiple states where medical and/or adult use cannabis is legal have imposed or are considering special taxes or fees on businesses in the marijuana industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material, adverse effect upon our business, prospects, revenue, results of operation and financial condition.

We currently operate cannabis businesses in Maryland, Minnesota, New Mexico, and New York.

State regulatory agencies may require us to post bonds or significant fees.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal marijuana to post a bond or significant fees when applying, for example, for a dispensary license or renewal, as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which we currently operate or may in the future operate, but they may be materially adverse to our results of operations, financial condition and ultimate business success, individually or in the aggregate.

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

We are involved in litigation with Verano, the outcome of which is uncertain.

On October 13, 2022, the Company received a notice of purported termination of the Arrangement Agreement, which asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. The Company denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano had no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, the Company commenced an action in the Supreme Court of British Columbia against Verano arising out of Verano’s repudiation of the Arrangement Agreement, which Goodness Growth believes was wrongful. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded to either party. In addition, the costs of prosecuting the Company’s claims and defending against the claims made by Verano could be material.

We may face state limitations on ownership of cannabis licenses.

Certain jurisdictions in which we operate limit the number of cannabis licenses and certain economic or commercial interests in the entity that holds the license that can be held by one entity within that state. As a result of the completion of certain acquisition transactions that we have entered into or may enter into in the future, we may potentially hold more than the prescribed number of licenses or economic or commercial interests in a licensed entity in certain states, and accordingly may be required to divest certain licenses or entities that hold such license in order to comply with applicable regulations. The divestiture of certain licenses or entities that hold such licenses may result in a material, adverse effect on our business, financial condition, or results of operations.

We may become subject to FDA or ATF regulation.

Marijuana remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies marijuana to a Schedule II, Schedule III, Schedule IV, or Schedule V controlled substance or declassifies it as a controlled substance, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938, as amended (the “FDCA”). The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because marijuana is federally illegal to produce and sell, and because it has few federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to industrial hemp-derived products, especially CBD derived from industrial hemp sold outside of state-regulated cannabis businesses. The FDA had asserted its authority to regulate CBD derived from both marijuana and industrial hemp, and its intention to develop a framework for regulating the production and sale of CBD derived from industrial hemp. On January 26, 2023, the FDA announced that it would not seek to regulate CBD as a dietary supplement.

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

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF may issue rules and regulations related to the use, transport, sale and advertising of cannabis or cannabis products.

Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services. Recent events in the banking industry may further restrict our ability to access financial services.

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

Although the FinCEN Memorandum remains in effect, it is unclear whether the Biden administration will continue to follow its guidelines. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act that occur in any state, including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

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

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear willing to provide banking services to cannabis-related businesses or to rely on this guidance. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently and could subject our businesses to robbery, embezzlement or other crimes related to our possession or transport of cash, sometimes in substantial quantities.

In March 2023, Federal banking regulators closed Silicon Valley Bank and Signature Bank to prevent the banks from failing. The closures have prompted broader inquiries into the financial health of banks and other financial institutions in the United States and other countries. While none of the banks with which the Company maintains financial relationships has been identified as a target of such an inquiry or as at risk of closure by regulators, there remains the possibility that one or more of the banks could fail, which would further limit the Company’s access to financial services, which could lead to the need to maintain more cash at some or all of the Company’s locations, increasing the risk of theft or other loss. Such events could lead to the smaller number of banks that continue to provide financial services to the Company imposing further restrictions, higher fees, or both on the Company’s accounts.

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

While we endeavor to comply with all applicable laws, regulations and guidelines and, to our knowledge, we are in compliance with, or are in the process of being assessed for compliance with all such laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material, adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application, or enforcement procedures at any time, which may adversely affect our ongoing costs relating to regulatory compliance.

Because marijuana is illegal under U.S. federal law, we may be unable to access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy in an entity in which we invest.

Many courts have denied cannabis businesses federal bankruptcy protections because the use of cannabis is illegal under federal law. In the event one or more of our businesses were to become unable to pay its liabilities, federal bankruptcy laws sometimes enable businesses to reorganize, reduce debt and continue to operate, or to wind down in an orderly manner so that creditors and sometimes equity holder realize some return of the funds they have provided to the bankrupt business.  If federal bankruptcy laws do not apply to cannabis businesses, it would be very difficult for lenders or other creditors and the owners of Subordinate Voting Shares or other equity to recoup their investments in us. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material, adverse effect on the Company, including the potential to disable our ability to conduct our businesses at all.

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

There are and may continue to be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging, and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be materially, adversely affected.

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

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines. Our management believes the medical and adult-use cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Acceptance of our products depends on several factors, including availability, cost, familiarity of use, perceptions of acceptance by other people, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical and adult-use cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical and adult-use cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material, adverse effect on the demand for our products and our business, results of operations, financial condition, and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material, adverse effect on the Company, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy, and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material, adverse effect or our business, financial position and results of operations. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

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

Under Section 280E of the U.S. Internal Revenue Code of 1986 (together with the Treasury regulations promulgated and the rulings issued thereunder, the “Code”), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if the trade or business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act), which is prohibited by federal law or the law of any state in which that trade or business is conducted. The IRS has applied this provision to cannabis operations, prohibiting them from deducting many expenses associated with cannabis businesses other than certain costs and expenses related to cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a significantly adverse impact on the operations of cannabis companies, including the Company, and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses.

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

Risks Related to our Business and Operations

We incurred net losses in fiscal years 2022 and 2021 with net cash used in operating activities and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses, under U.S. generally accepted accounting principles, of $42,457,444 and $33,690,475 and net cash used in operating activities of $18,073,265 and $30,517,197 for the fiscal years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an aggregate accumulated deficit of $177,880,963. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and augmenting such cash flows using external resources to satisfy our cash needs, and there is no assurance that we will be able to achieve such cash flows.

We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

We will need additional capital to sustain our operations and will likely seek further financing. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised. To date, our operations and expansion of our business have been funded primarily from cash-flow from operations as substantially supplemented by the proceeds of debt and equity financings and the sale of our former Pennsylvania subsidiaries and Arizona dispensary and cannabis licenses. We expect to require substantial additional capital in the future primarily to fund working capital requirements of our business, including operational expenses, planned capital expenditures including the focused development and growth of cultivation and dispensary facilities, debt service and acquisitions.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of existing securities. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity securities, market fluctuations in the price of our securities could limit our ability to obtain additional equity financing.

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

As of December 31, 2021, we had $61,250,000 in aggregate principal indebtedness (refer to Note 14) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

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

Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases, and similar agricultural risks. Although our cultivation is substantially completed indoors under climate-controlled conditions, some cultivation is completed outdoors and there can be no assurance that extreme weather and other natural events and conditions will not have a material, adverse effect on the production of our products and, consequentially, on our business, financial condition, or results of operations.

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

We are subject to various Canadian and U.S. reporting and other regulatory requirements. We incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with the Sarbanes-Oxley Act and applicable Canadian securities laws regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act and applicable Canadian securities laws, or the subsequent testing by our independent registered public accounting firm if required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

We identified a material weakness in our internal control over financial reporting as of December 31, 2021, which has been remediated as of December 31, 2022 (see Item 9A to this Form 10-K for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was primarily attributable to the misapplication of GAAP accounting guidance surrounding the treatment of warrants issued with a Canadian dollar denominated exercise price.  Management updated it’s control procedures over the accounting for infrequent and unusual transactions during the year ended December 31, 2022. More specifically, management added a process step to consult with external GAAP accounting experts when a new significant, infrequent, or unusual transaction occurs. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. Moreover, we cannot be certain that we will not in the future have additional material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems we have developed to date may not be adequate.

There could continue to be a reasonable possibility that significant deficiencies, other material weaknesses or deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, or cause us to fail to meet our obligations to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect our business, including an adverse impact on the market price of our Subordinate Voting Shares, potential action by the SEC against us, possible defaults under our debt agreements, shareholder lawsuits, delisting of our Shares, general damage to our reputation and the diversion of significant management and financial resources.

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

Diseases and epidemics (such as COVID-19) may adversely impact our business.

Emerging infectious diseases or the threat of outbreaks of viruses or other contagions or epidemic diseases, including the COVID-19 outbreak, could have a material adverse effect on the Company by causing operational and supply chain delays and disruptions (including as a result of government regulation and prevention measures), labor shortages and shutdowns, social unrest, breach of material contracts and customer agreements, government or regulatory actions or inactions, increased insurance premiums, decreased demand or the inability to sell and deliver the Company’s products, delays in permitting or approvals, governmental disruptions, capital markets volatility, or other unknown but potentially significant impacts. In addition, governments may impose strict emergencies measures in response to the threat or existence of an infectious disease. The full extent and impact of the COVID-19 pandemic is unknown and to date has included extreme volatility in financial markets, a slowdown in economic activity and has raised the prospect of a global recession. The international response to COVID-19 led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in global consumer activity. In addition, a significant outbreak of contagious diseases in the human population, such as COVID-19, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could result in a material adverse effect on input prices, demand for our products, investor confidence, and general financial market liquidity, all of which may materially, adversely affect the Company's business and the market price of the Subordinate Voting Shares. Accordingly, any outbreak or threat of an outbreak of an epidemic disease or similar public health emergency, including COVID-19, could have a material adverse effect on the Company's business, financial condition and results of operations. It is unknown whether and how the Company may be affected if a pandemic, such as the COVID-19 outbreak, continues to persist for an extended period of time.

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

Our voting control is concentrated given approximately 35.0% of our voting power is held by our Chief Executive Officer.

As of March 1, 2023, the holder of our Super Voting Shares, Dr. Kyle E. Kingsley, exercises in the aggregate approximately 35.0% of the voting power in respect of our outstanding shares. As a result, Dr. Kingsley has substantial ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all our assets. Even if Dr. Kingsley does not retain any employment with us, he will continue to have the ability to exercise the same significant voting power.

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

As a director and Executive Chairman of the Company, Dr. Kingsley has significant influence on major strategic decisions of the Company, subject to authorization and oversight by the Board. As a Board member, Dr. Kingsley owes a fiduciary duty to our shareholders and is obligated to act honestly and in good faith with a view to the best interests of the Company. As a shareholder, Dr. Kingsley is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of the Company or our other shareholders.

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

The market price for the Subordinate Voting Shares may continue to be volatile.

The market prices for securities of cannabis companies generally have been volatile. In addition, the market price for the Subordinate Voting Shares has been and may be subject to wide fluctuations in response to numerous factors within and beyond our control including, but not limited to:

●	actual or anticipated fluctuations in our results of operations;
●	recommendations by securities research analysts;
●	changes in the economic performance or market valuations of companies in the industry in which we operate;
●	addition or departure of our executive officers and other key personnel;
●	release or expiration of transfer restrictions on outstanding Multiple Voting Shares or Subordinate Voting Shares;
●	sales or expected sales of additional Subordinate Voting Shares;
●	exercise of options or warrants to purchase Subordinate Voting Shares;
●	operating and financial performance that deviates from the expectations of management, securities analysts or investors;
●	regulatory changes affecting our industry generally and/or our business and operations;
●	announcements of developments and other material events by us or our competitors;
●	fluctuations in the costs of vital production materials and services;
●	changes in global financial markets, global economies, and general market conditions, such as interest rates and pharmaceutical product price volatility;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
●	operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; and
●	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or markets.

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

A further decline in the price or trading volume of the Subordinate Voting Shares could affect our ability to raise further capital and adversely impact our ability to continue operations.

The market price for the Subordinate Voting Shares has historically been volatile, with relatively few shares traded on most trading days. Since the termination of the Arrangement Agreement, the Subordinate Voting Shares have been trading at or near the all-time low price and have had generally low trading volume. As a result, our ability to raise equity capital is impaired. The market price and trading volume of the Subordinate Voting Shares could decline further. A further decline in the price or trading volume of the Subordinate Voting Shares could result in a further reduction in the liquidity of the Subordinate Voting Shares and a further reduction in our ability to raise capital. Because a significant portion of our operations have been and may continue to be financed through the sale of equity securities, a further decline in the price or trading volume of our Subordinate Voting Shares could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a material, adverse effect on our business plan and operations, including our ability to operationalize existing licenses and complete planned capital expenditures. If the price or trading volume of our Subordinate Voting Shares declines further, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue to operate all of our current businesses, or at all.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate, or unfavorable research about us, our business or our market, our share price and trading volume could decline.

The trading market for our Subordinate Voting Shares may be influenced by the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If no or few securities or industry analysts cover our Company, as is currently the case, the trading price and volume of our Subordinate Voting Shares is likely negatively impacted and will likely continue to be negatively impacted for so long as analyst coverage is minimal or no analysts cover us. If one or more of the analysts who covers us downgrades our Subordinate Voting Shares or publishes unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our Subordinate Voting Shares would likely decline. If any analyst ceases coverage of us or fails to publish reports on us regularly, demand for our Subordinate Voting Shares could decrease, which could cause our share price or trading volume, or both, to decline further.

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

As a public company both in Canada and the United States, we are subject to the reporting requirements, rules and regulations under the applicable Canadian and United States securities laws and rules of stock exchange(s) on which our securities may be listed. We incur increased costs associated with legal, accounting, and other expenses related to such regulatory compliance. Securities legislation and the rules and policies of the Canadian Securities Exchange require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to our legal and financial compliance costs. We may also elect to devote greater resources than we otherwise would have on communication and other activities typically considered important by publicly traded companies.

We do not intend to pay dividends on our Subordinate Voting Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.

We have never declared or paid any cash dividend on our Subordinate Voting Shares and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in our Subordinate Voting Shares will depend upon any future appreciation in their value. There is no guarantee that our Subordinate Voting Shares will appreciate in value or even maintain the price at which they were purchased.

We are an “emerging growth company” as defined in the JOBS Act and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, the Subordinate Voting Shares may be less attractive to investors.

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

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause the Company to lose that status earlier, including if we are deemed to be a large accelerated filer under the rules of the SEC of any fiscal year, if we have total annual gross revenue of $1.235 billion as of the end of a fiscal year, or if we issue more than $1.0 billion in non-convertible debt during any three-year period. We cannot predict if investors will find the Subordinate Voting Shares less attractive because we may rely on these exemptions. If some investors find the Subordinate Voting Shares less attractive as a result, there may be a less active trading market for the Subordinate Voting Shares, and the share price may be more volatile.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following tables set forth our principal physical properties.

Material Properties
Type	Location	Leased / Owned
Processing	MaryMed, LLC (100 Enterprise Drive Hurlock, Maryland 21643)	Leased

Cultivation	MaryMed, LLC (12418 Massey Road Massey, Maryland 21650)	Owned

Cultivation and Processing	Vireo Health of Minnesota, LLC (8740 77th Street NE Otsego, Minnesota 55362)	Leased

Cultivation	Red Barn Growers, Inc. (06 Taos Road Gallup, New Mexico 87301)	Leased

Cultivation and Processing	Vireo Health of New York, LLC (Tryon Industrial Park 256 County Route 117 Perth, New York 12010)	Leased

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

Maryland Lessor entered into a lease amendment with MaryMed, LLC on May 8, 2020 (“MaryMed Lease Amendment”) with respect to the MaryMed Lease Agreement. Pursuant to the MaryMed Lease Amendment, the base rent was reduced to an amount of $10,506.25 per month from June 1, 2020 through August 1, 2020. The foregoing description is qualified in its entirety by reference to the MaryMed Lease Amendment, which is included as Exhibit 10.13 hereto and incorporated by reference herein.

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

Pursuant to the First Amendment to the MN Lease Agreement (“1st Amendment to the MN Lease Agreement”), dated December 7, 2018, the term of the MN Lease Agreement was extended to December 7, 2033 and Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $2,988,000 rather than $988,000 as initially detailed in the MN Lease Agreement. In addition, the monthly base rest was increased to $77,625 and the security deposit was increased to $450,000. The foregoing description is qualified in its entirety by reference to the 1st Amendment to the MN Lease Agreement, which is included as Exhibit 10.15 hereto and incorporated by reference herein.

Pursuant to the Second Amendment to the MN Lease Agreement (“2nd Amendment to the MN Lease Agreement”), dated September 25, 2019, the term of the MN Lease Agreement was extended to December 7, 2038 and Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $5,588,000 rather than $2,988,000 as detailed in the 1st Amendment to the MN Lease Agreement, and the monthly base rest was increased to $111,262.50. The foregoing description is qualified in its entirety by reference to the 2nd Amendment to the MN Lease Agreement, which is included as Exhibit 10.16 hereto and incorporated by reference herein.

Pursuant to the Third Amendment to the MN Lease Agreement (“3rd Amendment to the MN Lease Agreement”), dated February 18, 2020, Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $5,638,183 rather than $2,988,000 as detailed in the 2nd Amendment to the MN Lease Agreement. The foregoing description is qualified in its entirety by reference to the 3rd Amendment to the MN Lease Agreement, which is included as Exhibit 10.17 hereto and incorporated by reference herein.

Pursuant to the Fourth Amendment to the MN Lease Agreement (“4th Amendment to the MN Lease Agreement”), dated April 10, 2020, Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $6,698,183 rather than $5,638,183 as detailed in the 3rd Amendment to the MN Lease Agreement, and the term of the MN Lease Agreement was extended to April 9, 2040. In addition, the monthly base rent was increased to $129,350.42. The security deposit will be reduced to $225,000 on November 8, 2023 and the security deposit will be further reduced to $112,500 on November 8, 2026. The foregoing description is qualified in its entirety by reference to the 4th Amendment to the MN Lease Agreement, which is included as Exhibit 10.18 hereto and incorporated by reference herein.

Pursuant to the Fifth Amendment to the MN Lease Agreement (“5th Amendment to the MN Lease Agreement”), dated February 24, 2023, a default by any affiliate of Vireo Health of Minnesota, LLC (f/k/a Minnesota Medical Solutions, LLC), under another lease with the Minnesota Landlord or any affiliate of the Minnesota Landlord, beyond any applicable notice and cure periods, constitutes a default under the MN Lease Agreement, as amended. The forgoing description is qualified in its entirety by reference to the 5th Amendment to the MN Lease Agreement, which is included as Exhibit 10.43 hereto and incorporated by reference.

New York Lease

IIP-NY2 LLC (“New York Landlord”) and Vireo Health of New York, LLC entered into a lease agreement on October 23, 2017 that was set to expire on October 23, 2032 (“NY Lease Agreement”). Concurrent with the execution of the lease, IIP-NY 2 LLC closed on a purchase of real property and improvements on the property located at 256 County Route 117, Perth, New York on September 21, 2017. The monthly base rent for the first 12 months of the term of the NY Lease Agreement was $55,000, with $330,000 to be paid in security deposit. The foregoing description is qualified in its entirety by reference to the NY Lease Agreement, which is included as Exhibit 10.19 hereto and incorporated by reference herein.

Pursuant to the First Amendment to the NY Lease Agreement (“1st Amendment to the NY Lease Agreement”), dated December 7, 2018, the term of the NY Lease Agreement was extended to December 7, 2033 and Vireo Health of New York, LLC was permitted to make improvements at a cost to New York Landlord not to exceed $3,000,000, instead of $1,000,000 as initially outlined in the NY Lease Agreement. The foregoing description is qualified in its entirety by reference to the 1st Amendment to the NY Lease Agreement, which is included as Exhibit 10.10 hereto and incorporated by reference herein.

Pursuant to the Second Amendment to the NY Lease Agreement (“2nd Amendment to the NY Lease Agreement”), dated April 10, 2020, the term of the NY Lease Agreement was extended to April 9, 2035 and Vireo Health of New York, LLC was permitted to make improvements at a cost to New York Landlord not to exceed $3,360,000 rather than $3,000,000 as detailed in the 1st Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased to $90,518.51 and the Company provided a new guaranty on behalf of New York Landlord. The foregoing description is qualified in its entirety by reference to the 2nd Amendment to the NY Lease Agreement, which is included as Exhibit 10.11 hereto and incorporated by reference herein.

Pursuant to the Third Amendment to the NY Lease Agreement (“3rd Amendment to the NY Lease Agreement”), dated September 24, 2022, the term of the NY Lease Agreement was extended to September 23, 2041. Concurrent with the execution of the 3rd Amendment to the NY Lease Agreement, Vireo Health of New York and the New York Landlord closed on a purchase of 92.3 acres of real property adjacent to 256 County Route 117, Perth, New York. Vireo Health of New York, LLC was permitted to make improvements at a cost to New York Landlord not to exceed $49,435,000, instead of $3,360,000 as initially outlined in the 2nd Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased to $615,629.65 and the Company provided a new guaranty on behalf of the New York Landlord. The forgoing description is qualified in its entirety by reference to the 3rd Amendment to the NY Lease Agreement, which is included as Exhibit 10.12 hereto and incorporated by reference.

Pursuant to the Fourth Amendment to the NY Lease Agreement (“4th Amendment to NY Lease Agreement”), dated February 24, 2023, (1) the tenant improvement allowance was increased to a cost not to exceed $53,435,000, instead of $49,435,000 as initially outlined in the 3rd Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased by an additional $50,000, (2) the security deposit was increased by an additional $150,000, and (3) a default by any affiliate of Vireo Health of New York, LLC, under another lease with the New York Landlord or any affiliate of the New York Landlord, beyond any applicable notice and cure periods, constitutes a default under the NY Lease Agreement, as amended. The forgoing description is qualified in its entirety by reference to the 4th Amendment to the NY Lease Agreement, which is included as Exhibit 10.44 hereto and incorporated by reference.

Item 3.Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition.

Schneyer Litigation

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, is seeking unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2018. It is owned and controlled by Kyle E. Kingsley, who is a director and Executive Chairman of the Company, and Amber H. Shimpa, who is a director and President of Vireo U.S. and the Company.

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

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses of up to $3,000,000. Goodness Growth denies all of Verano’s allegations and affirmatively states that it has complied with its obligations under the Arrangement Agreement, and will continue to comply with its disclosure obligations under US and Canadian law, in all material respects at all times. We believe that Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Goodness Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company is seeking as-yet-unspecified damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance.

On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

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

	Low Trading Price	High Trading Price
Period	(C$)	(C$)
Year Ending December 31, 2023
First Quarter (through March 1, 2023)	$0.1950	$0.2750
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$0.2150	$1.6300
Third Quarter (September 30, 2022)	$1.2900	$1.9000
Second Quarter (June 30, 2022)	$1.5400	$2.6400
First Quarter (March 31, 2022)	$2.0100	$3.3100
Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	$1.5600	$2.1600
Third Quarter (September 30, 2021)	$1.7400	$2.3200
Second Quarter (June 30, 2021)	$2.2800	$3.1200
First Quarter (March 31, 2020)	$1.8200	$4.6800

Our Subordinate Voting Shares also are traded on the OTCQX under the symbol “GDNSF.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

	Low Trading Price	High Trading Price
Period	(US$)	(US$)
Year Ending December 31, 2023
First Quarter (through March 1, 2023)	$0.1490	$0.2070
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$0.1500	$1.2100
Third Quarter (September 30, 2022)	$0.9340	$1.4570
Second Quarter (June 30, 2022)	$1.2000	$2.1010
First Quarter (March 31, 2022)	$1.5700	$2.5950
Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	$1.2400	$1.7100
Third Quarter (September 30, 2021)	$1.3900	$1.8600
Second Quarter (June 30, 2021)	$1.8300	$2.5400
First Quarter (March 31, 2021)	$1.4700	$3.7700

Shareholders

As of March 1, 2023, there were 127 holders of record of our Subordinate Voting Shares, 173 holders of record of our Multiple Voting Shares, and 1 holder of record of our Super Voting Shares.

Dividends

We have not paid, and do not in the foreseeable future intend to pay, any dividends on the Subordinate Voting Shares or any other equity. The declaration and payment of future dividends to holders of our Shares will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board of Directors. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that the Company or our subsidiaries may incur. See “Risk Factors - Risks Related to the Company’s Securities – We do not intend to pay dividends on our Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of the Subordinate Voting Shares.”

Equity Compensation Plans

The following table sets forth, as of December 31, 2022, securities authorized for issuance under each of the 2018 Equity Incentive Plan (the “2018 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and any equity issued under an employment agreement. All outstanding options under the 2018 Equity Incentive Plan, as well as all outstanding compensation warrants, settle in Subordinate Voting Shares. Outstanding options and under the 2019 Equity Incentive Plan settle in either Subordinate Voting Shares of Vireo or Multiple Voting Shares, at the Company’s option. All restricted stock units issued under the 2019 Equity Incentive Plan or an employment agreement settle in Subordinate Voting Shares. Figures below are presented on an as-converted basis.

	Number of
	securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and RSUs	warrants and RSUs	compensation plans
Equity compensation plans approved by security holders	10,465,892	$1.10	2,346,741
Equity compensation plans not approved by security holders	16,303,343	$0.25	—
Total	26,769,235	$0.47	2,346,741

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended December 31, 2022.

Item 6.Reserved

The following are selected financial data derived from our Consolidated Financial Statements for the years ended December 31, 2022 and 2021. The data set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Our Consolidated Financial Statements have been prepared in accordance with GAAP on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

The selected consolidated financial information set forth below may not be indicative of our future performance.

	Twelve Months Ended
	December 31,
	2022	2021	2020
Retail Revenue	$62,123,357	$44,692,385	$37,236,301
Wholesale Revenue	12,502,510	9,753,783	11,972,314
Other Revenue	—	—	2,714
Total Revenues, net of discounts	$74,625,867	$54,446,168	$49,211,329
Cost of Goods Sold	43,717,706	34,647,483	32,083,608
Gross Profit	$30,908,161	$19,798,685	$17,127,721
Total Expenses	37,847,526	40,280,249	40,170,843
Other Income (Expense)	(29,625,079)	(9,086,911)	8,890,928
Operating Loss
Before Provision for Income Taxes	$(36,564,444)	$(29,568,475)	$(14,152,194)

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

Overview of the Company

Goodness Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in four limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods® and other retail dispensaries we own or operate as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

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

On October 13, 2022, we received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims our public filings and communications with respect to our business and ongoing operations were misleading and that we breached our representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses of up to $3,000,000. We deny all of Verano’s allegations and have complied with our obligations under the Arrangement Agreement in all material respects at all times. Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, we commenced an action in the Supreme Court of British Columbia against Verano seeking damages after Verano wrongfully terminated the Arrangement Agreement. We are seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. Due to uncertainties inherent in litigation, it is not possible to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

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

During the year ended December 31, 2022, the Company had operating revenue in five states: Arizona, Maryland, Minnesota, New Mexico, and New York. Retail revenues were derived from sales in eighteen dispensaries throughout four states. We had eight operational dispensaries in Minnesota, four in New Mexico, four in New York, and two in Maryland. Wholesale revenues were derived from sales of products to third parties in the states of Arizona, Maryland, Minnesota, and New York. During the year ended December 31, 2022, we ceased all operations in Arizona. During the year ended December 31, 2021, we divested our retail operation in Arizona, and the Ohio business.

Year ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our nineteen dispensaries in five states and our wholesale sales to third parties in four states. For the year ended December 31, 2022, 83% of the revenue was generated from retail dispensaries and 17% from wholesale business.  For the year ended December 31, 2021, 82% of the revenue was generated from retail business and 18% from wholesale business.

For the year ended December 31, 2022, Minnesota operations contributed approximately 51% of revenues, New York contributed 20%, Arizona contributed 3%, New Mexico contributed 8%, and Maryland contributed 18%. For the year ended December 31, 2021, Minnesota operations contributed approximately 40% of revenues, New York contributed 25%, Arizona contributed 16%, New Mexico contributed 6%, and Maryland contributed 13%.

Revenue for the year ended December 31, 2022, was $74,625,867, an increase of $20,179,699 or 37% compared to revenue of $54,446,168 for year ended December 31, 2021. The increase is primarily attributable to revenue contributions from the retail business in Minnesota of $15.7 million, the retail business in Maryland of $4.7 million, and the retail business in New Mexico of $2.9 million, partially offset by the lack of revenues from the Arizona retail business, which was divested in 2021.  Key revenue drivers are the increased patient demand in Minnesota driven by the addition of cannabis flower to the Minnesota medical program in March of 2022, the commencement of recreational marijuana sales in New Mexico on April 1, 2022, and the acquisition of Charm City Medicus, LLC in the fourth quarter of 2021.

Retail revenue for the year ended December 31, 2022, was $62,123,357, an increase of $17,430,972 or 39% compared to retail revenue of $44,692,385 for the year ended December 31, 2021, primarily due to increased revenue contributions from Minnesota, Maryland, and New Mexico.

Wholesale revenue for the year ended December 31, 2022, was $12,502,510, an increase of $2,748,727 compared to wholesale revenue of $9,753,783 for year ended December 31, 2021. The increase was primarily due to increased wholesale demand in Maryland and New York.

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Retail:
MN	$37,461,646	$21,795,356	$15,666,290	72%
NY	10,676,424	11,473,918	(797,494)	(7)%
AZ	—	5,053,669	(5,053,669)	(100)%
NM	6,040,847	3,100,803	2,940,044	95%
MD	7,944,440	3,268,639	4,675,801	143%
Total Retail	$62,123,357	$44,692,385	$17,430,972	39%

Wholesale:
AZ	$2,361,233	$3,519,835	$(1,158,602)	(33)%
MD	5,474,824	3,688,359	1,786,465	48%
NY	3,994,313	2,478,906	1,515,407	61%
MN	672,140	—	672,140	100%
OH	—	66,683	(66,683)	(100)%

Total Wholesale	$12,502,510	$9,753,783	$2,748,727	28%

Total Revenue	$74,625,867	$54,446,168	$20,179,699	37%

AZ and OH Revenue	$(2,361,233)	$(8,640,187)	$6,278,954	(73)%
Total Revenue excluding AZ Retail and OH	$72,264,634	$45,805,981	$26,458,653	58%

Cost of Goods Sold and Gross Profit

Cost of goods sold are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties.

Cost of goods sold for the year ended December 31, 2022, was $43,717,706, an increase of $9,070,223 compared to the year ended December 31, 2021 of $34,647,483, driven most significantly by the product costs associated with the increase in revenues year over year.

Gross profit for the year ended December 31, 2022, was $30,908,161, representing a gross margin of 41%. This is compared to gross profit for the year ended December 31, 2021, of $19,798,685 or a 36% gross margin. The increase in margin and gross profit was driven primarily by increased retail revenues, specifically increased Minnesota retail contributions as a percentage of overall revenue, which carry higher margins.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2022, were $37,847,526, a decrease of $2,432,723 compared to total expenses of $40,280,249 for the year ended December 31, 2021. The decrease in total expenses was attributable to a decrease in share-based compensation of $2,488,444.

Operating Loss before Income Taxes and Other Income (Expense)

Operating loss before other income (expense) and provision for income taxes for the year ended December 31, 2022, was $(6,939,365), a decrease of $13,542,199 compared to an operating loss before other income (expense) and provision for income taxes of $(20,481,564) for the year ended December 31, 2021.

Total Other Income (Expense)

Total other expense for the year ended December 31, 2022, was ($29,625,079), an increase of $20,538,168 compared to other expense of ($9,086,911) or the year ended December 31, 2021. The increase in other expense is primarily attributable to increased interest expense of $12,018,182 in 2022 driven by the issuance of promissory notes, increased impairment charges of $3,426,250 related to long-lived assets, and a decrease of $6,734,680 in asset disposal gains due to a lack of asset divestitures in 2022.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2022, Federal and State income tax expense totaled $5,893,000 compared to tax expense of $4,122,000 for the year ended December 31, 2021. The increase in tax expense is primarily attributable to the increase in gross profit relative to the prior year.

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

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Retail:
MN	$21,795,356	$16,506,418	$5,288,938	32%
NY	11,473,918	10,890,084	583,834	5%
AZ	5,053,669	4,018,613	1,035,056	26%
NM	3,100,803	2,349,826	750,977	32%
MD	3,268,639	—	3,268,639	N.M.
PA	—	3,471,360	(3,471,360)	(100)%
Total Retail	$44,692,385	$37,236,301	$7,456,084	20%

Wholesale:
AZ	$3,519,835	$3,555,184	$(35,349)	(1)%
MD	3,688,359	3,797,655	(109,296)	(3)%
NY	2,478,906	630,277	1,848,629	293%
PA	—	3,521,867	(3,521,867)	100%
OH	66,683	467,331	(400,648)	(86)%
Total Wholesale	$9,753,783	$11,972,314	$(2,218,531)	(19)%

Other:
RI Royalty	$—	$2,714	$(2,714)	N.M.

Total Revenue	$54,446,168	$49,211,329	$5,234,839	11%
PA, OH, and AZ Retail Revenue	$(5,120,352)	$(11,479,171)	$6,358,819	(55)%
Total Revenue excluding AZ and OH	$49,325,816	$37,732,158	$11,593,658	31%
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

Total Operating Expenses

Total operating expenses for the year ended December 31, 2021, were $40,280,249, an increase of $109,406 compared to total expenses of $40,170,843 for the year ended December 31, 2020. The increase in total expenses was attributable to an increase in salaries and wages, professional fees, and general and administrative expenses of $7.3 million, an increase in amortization and depreciation of $0.4 million, offset by a decrease in share-based compensation of $7.6 million. The increase in salaries and wages, and general and administrative expenses was driven by significant operational buildout in existing markets, and the decrease in share-based compensation was driven by the lack of share-based compensation expense affiliated with warrant vesting in 2021.

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

Non-GAAP Measures

EBITDA and Adjusted EBITDA are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. Management occasionally elects to provide supplemental non-GAAP financial measures in circumstances which it believes provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. During fiscal year 2022, management discussed and provided reconocilations of quarterly EBITDA and Adjusted EBITDA to directly comparable GAAP financial measures. As a result, references and reconciliations to these measures have been provided for the full year. However, management does not undertake any responsibility to provide similar disclosures in future periods.

Our calculation of EBITDA and Adjusted EBITDA excludes “depreciation included in the cost of goods sold.” We believe excluding these additional items better represents EBITDA by excluding all depreciation.Our calculation of EBITDA and

Adjusted EBITDA now excludes “depreciation included in the cost of goods sold.” We believe excluding these additional items better represents EBITDA by excluding all depreciation.

	Year Ended
	December 31,
	2022	2021
Net income (loss)	$(42,457,444)	$(33,690,475)
Interest expense, net	22,593,552	10,575,370
Income taxes	5,893,000	4,122,000
Depreciation & Amortization	1,329,643	1,441,828
Depreciation included in cost of goods sold	2,682,818	2,404,711
EBITDA (non-GAAP)	$(9,958,431)	$(15,146,566)
Inventory adjustment	4,293,788	2,641,080
Loss on impairment of long-lived assets	8,596,201	5,169,951
Stock-based compensation	2,694,197	5,182,641
Other income	(1,190,863)	—
Gain on disposal of assets	(322,181)	(6,903,039)
Adjusted EBITDA (non-GAAP)	$4,112,711	$(9,055,933)

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had working capital of $17,019,820 and $25,233,518 respectively, reflecting a decrease in working capital of $8,213,698 for the year ended December 31, 2022.

The Company is an early-stage growth company. It is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are being utilized for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier and investor and industry relations.

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. Net of fees and closing costs of $1,971,705, the Company received $24,028,295 of the first tranche on March 25, 2021. Additionally, the Company incurred fees and closing costs of $1,083,422 which were paid in cash. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375% per annum payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. The Credit Facility matures on March 31, 2024.

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

On January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, Goodness Growth may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to its ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano reimbursed Goodness Growth for all interest expenses related to the Third Amendment in excess of 10% per annum through the purported termination of the Arrangement Agreement on October 13, 2022.

During the year ended December 31, 2022, the Company drew $28,000,000 in principal debt from the Delayed Draw Loans.  Proceeds received, net of deferred financing fees of $2,236,919 were $25,763,081. The Company was reimbursed by Verano for $1,190,863 of these deferred financing fees pursuant to the Arrangement Agreement. These fees are included as other income in the unaudited statement of loss and comprehensive loss for the year ended December 31, 2022.

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

Cash Used in Operating Activities

Net cash used in operating activities was $18.1 million for the year ended December 31, 2022, a decrease of $12.4 million as compared to the year ended December 31, 2021. The decrease is due to more favorable changes in working capital relative to 2021, increased gross profit, and decreased operating expenses.

Cash Flow from Investing Activities

Net cash used in investing activities was $5.6 million for the year ended December 31, 2022, compared to net cash used of $7.2 million for the year ended December 31, 2021. The decrease in cash used is primarily attributable to decreased capital expenditures of $12.5 million, partially offset by the lack of asset disposals in 2022.

Cash Flow from Financing Activities

Net cash provided by financing activities was $23.7 million for the year ended December 31, 2022, an decrease of $2.1 million as compared to the year ended December 31, 2021. The decrease was principally due to fewer net proceeds received from the Credit Facility in 2022.

Lease Transactions

As of December 31, 2022, we have entered into lease agreements for the use of buildings used in cultivation, production and sales of cannabis products in Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require the Company to make monthly rent payments as well as to fund common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of December 31, 2022, the Company had 18 retail locations secured under these agreements.

We have also entered into sale and leaseback arrangements for our cultivation and processing facilities in Minnesota and New York with a special-purpose real estate investment trust. These leases are long-term agreements that provide, among other things, funds to make certain improvements to the property to increase production capacity and operational efficiency of the facility.

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2022	December 31, 2022	Total
2023	$2,534,207	$10,346,743	$12,880,950
2024	2,243,050	10,448,698	12,691,748
2025	2,030,129	10,531,127	12,561,256
2026	1,609,276	10,844,372	12,453,648
2027	1,384,646	11,167,059	12,551,705
Thereafter	1,271,640	174,401,638	175,673,278
Total minimum lease payments	$11,072,948	$227,739,637	$238,812,585
Less discount to net present value	(3,447,503)	(152,606,947)	(156,054,450)
Less liabilities held for sale	(1,319,847)	—	(1,319,847)
Present value of lease liability	$6,305,598	$75,132,690	$81,438,288

Outstanding Share Data

As of March 27, 2023, we had 87,135,083 shares issued and outstanding, consisting of the following:

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

Options, Warrants, and Convertible Promissory Notes

As of December 31, 2022, we had 23,547,558 employee stock options outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 150,000 Subordinate Voting Share compensation warrants outstanding.

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

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2022 and 2021, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Goodness Growth Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Goodness Growth Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of net loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Goodness Growth Holdings, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has concluded that the historical recurring losses from operations, negative cash flows from operations, dependence on debt and other financings and the termination of the Arrangement Agreement gives rise to substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Davidson & Company LLP

Vancouver, Canada	Chartered Professional Accountants

March 31, 2023

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Balance Sheets (In U.S Dollars)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$15,149,333	$15,155,279
Accounts receivable, net of allowance for doubtful accounts of $453,860 and $572,080, respectively	4,286,072	4,502,469
Inventory	20,508,023	20,422,061
Prepayments and other current assets	2,544,532	1,560,113
Assets Held for Sale	4,240,781	—
Total current assets	46,728,741	41,639,922
Property and equipment, net	89,606,932	99,488,559
Operating lease, right-of-use asset	6,110,787	8,510,499
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	8,776,946	10,184,289
Goodwill	183,836	183,836
Deposits	2,312,161	1,718,206
Deferred tax assets	1,687,000	1,495,000
Total assets	$159,156,403	$166,970,311
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$14,928,780	$14,805,473
Long-Term debt, current portion	11,780,000	—
Right of use liability	1,680,294	1,600,931
Liabilities held for sale	1,319,847	—
Total current liabilities	29,708,921	16,406,404
Right-of-use liability	79,757,994	80,228,097
Long-Term debt, net	46,248,604	27,329,907
Total liabilities	$155,715,519	$123,964,408

Commitments and contingencies (refer to Note 16)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 86,721,030 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 348,642 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	181,321,847	178,429,422
Accumulated deficit	(177,880,963)	(135,423,519)
Total stockholders' equity	$3,440,884	$43,005,903
Total liabilities and stockholders' equity	$159,156,403	$166,970,311

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss (In U.S. Dollars)

	2022	2021
Revenue	$74,625,867	$54,446,168
Cost of sales
Product costs	39,423,918	32,006,403
Inventory valuation adjustments	4,293,788	2,641,080
Gross profit	30,908,161	19,798,685
Operating expenses:
Selling, general and administrative	33,823,686	33,655,780
Stock-based compensation expenses	2,694,197	5,182,641
Depreciation	653,077	624,613
Amortization	676,566	817,215
Total operating expenses	37,847,526	40,280,249

Income (loss) from operations	(6,939,365)	(20,481,564)

Other income (expense):
Impairment of long-lived assets	(8,596,201)	(5,169,951)
Gain on disposal of assets	322,181	6,903,039
Interest expenses, net	(22,593,552)	(10,575,370)
Other income (expenses)	1,242,493	(244,629)
Other income (expenses), net	(29,625,079)	(9,086,911)

Loss before income taxes	(36,564,444)	(29,568,475)

Current income tax expenses	(6,085,000)	(5,460,000)
Deferred income tax recoveries	192,000	1,338,000
Net loss and comprehensive loss	(42,457,444)	(33,690,475)
Net loss per share - basic and diluted	$(0.33)	$(0.27)
Weighted average shares used in computation of net loss per share - basic & diluted	128,126,330	123,814,521

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In U.S. Dollars)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2021	51,062,559	$—	554,127	$—	65,411	—	$164,079,614	$(101,733,044)	$62,346,570
Conversion of MVS shares	15,140,700	—	(151,407)	—	—	—	—	—	—
Shares issued in Nevada acquisition	1,050,000	—	—	—	—	—	1,385,239	—	1,385,239
Shares issued in Charm City acquisition	1,459,803	—	—	—	—	—	1,367,590	—	1,367,590
Options exercised	4,289,392	—	—	—	—	—	1,209,605	—	1,209,605
Warrants exercised	7,110,481	—	—	—	—	—	—	—	—
Warrants issued in financing activities	—	—	—	—	—	—	5,395,759	—	5,395,759
Stock-based compensation	1,185,293	—	—	—	—	—	4,991,615	—	4,991,615
Net Loss	—	—	—	—	—	—	—	(33,690,475)	(33,690,475)
Balance at December 31, 2021	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903

Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	5,407,800	—	(54,078)	—	—	—	—	—	—
Options exercised	15,002	—	—	—	—	—	7,201	—	7,201
Stock-based compensation	—	—	—	—	—	—	2,885,224	—	2,885,224
Net Loss	—	—	—	—	—	—	—	(42,457,444)	(42,457,444)
Balance at December 31, 2022	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In U.S. Dollars, except for per share data)

	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,457,444)	$(33,690,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	4,293,788	2,641,080
Depreciation	653,077	624,613
Depreciation capitalized into inventory	2,682,818	2,404,711
Non-cash operating lease expense	934,443	1,005,754
Amortization of intangible assets	676,566	817,215
Stock-based payments	2,885,223	5,182,641
Interest Expense	4,935,616	2,687,693
Impairment of long-lived assets	8,596,201	5,169,951
Deferred income tax	(192,000)	(1,338,000)
Accretion	3,979,503	1,932,316
Gain on Sale of Property and Equipment	(173,938)	—
Gain on disposal of AZ Dispensary	—	(6,465,932)
Gain on disposal of OMS	—	(437,107)
Gain on disposal of royalty asset	(168,359)	—
Change in operating assets and liabilities:
Accounts Receivable	227,747	(3,488,926)
Prepaid expenses	(984,419)	8,996
Inventory	(3,992,663)	(10,347,840)
Accounts payable and accrued liabilities	30,576	2,651,270
Change in assets and liabilities held for sale	—	124,843
Net cash used in operating activities	$(18,073,265)	$(30,517,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(5,561,663)	$(18,043,946)
Proceeds from sale of AZ Dispensary net of cash	—	15,125,010
Proceeds from sale of property, plant, and equipment	395,458	—
Proceeds from sale of royalty asset	236,635	—
Acquisition of Charm City	—	(3,543,830)
Acquisition of MJ Distributing	—	(1,592,500)
Proceeds from sale of OMS net of cash	—	1,150,000
Deposits	(686,948)	(306,082)
Net cash provided by (used in) investing activities	$(5,616,518)	$(7,211,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	$25,763,080	$27,108,239
Convertible debt payment	—	(900,000)
Proceeds from option exercises	7,201	1,209,605
Proceeds from warrant exercises	—	—
Debt principal payments	—	(60,000)
Lease principal payments	(2,086,444)	(1,579,700)
Net cash provided by financing activities	$23,683,837	$25,778,144

Net change in cash	$(5,946)	$(11,950,401)

Cash and restricted cash, beginning of year	$15,155,279	$27,105,680

Cash and restricted cash, end of year	$15,149,333	$15,155,279

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

Goodness Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Goodness Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, New Mexico, and New York, and formerly in Arizona and Ohio.

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

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Goodness Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due. We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. We have concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on debt and other financings and the termination of the Arrangement Agreement gives rise to substantial doubt about the Company’s ability to meet its obligations over the next twelve months. Company management is working with the Company’s lenders, counsel, and other applicable parties to implement a plan to effectively mitigate the conditions giving rise to substantial doubt. Elements of this plan may include, but are not limited to, asset sales, debt restructuring, and capital raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s continuance as going concern is dependent on its future profitability and implementation of the aforementioned plan. The Company may not be successful in these efforts.

These consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations.

Basis of consolidation

These consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company for the year ended December 31, 2022:

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

A discontinued operation is a component of the Company that either has been abandoned, disposed of, or is classified as held for sale, and: (i) disposal group is a component of an entity (or group of components); (ii) component of an entity (or group of components) meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale; (iii) component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A component of the Company comprises an operation and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the years ended December 31, 2022 and 2021, the Company completed various divestitures, further described in Note 3. Management considered the quantitative results of the divested entities as well as qualitative strategic considerations to judge whether the two divestitures constitute a discontinued operation. Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation.

Definition of a business – Determination of what constitutes a business for purposes of acquisition accounting requires significant judgement.  ASC 805 notes that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. However, the exact quantitative threshold is not explicitly defined. During the year ended December 31, 2022, no acquisition activity occurred. During the year ended December 31, 2021, the Company completed two acquisitions, further described in Note 3. Management determined that substantially all of the fair value of the assets acquired was concentrated in the licenses acquired, and as such they should be treated as asset acquisitions.

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

The anti-dilutive shares outstanding for years ending December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Stock options	23,547,558	23,226,338
Warrants	3,187,649	4,395,949
RSUs	3,221,677	—
Total	29,956,884	27,622,287

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

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less.

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

The following table represents the Company’s disaggregated revenue by source:

	Year Ended December 31,
	2022	2021
Retail	$62,123,357	$44,692,385
Wholesale	12,502,510	9,753,783
Total	$74,625,867	$54,446,168

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2022 and 2021, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

Stock-based compensation

The Company measures and recognizes compensation expense for stock options and restricted stock units (RSUs) to employees and non-employees on a straight-line basis over the vesting period based on their grant date fair values. Prior to the adoption of ASU 2018-07 on January 1, 2019, the fair value of stock options to non-employees were re-measured at each reporting date until one of either of the counterparty’s commitment to perform is established or until the performance is complete. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Determining the estimated fair value of at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of subordinated voting shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company, as well as the Company’s historical volatility. The Company estimates the fair value of RSUs to be the closing market price of the Company’s stock on the business day immediately preceding the grant date.

For stock options granted, the fair value of common stock at the date of grant was determined by the Board of Directors with assistance from management. The Company does not estimate forfeiture rates when calculating compensation expense for stock options or RSUs. The Company records forfeitures as they occur.

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

3. Business Combinations and Dispositions

Dispositions

On March 31, 2022, the Company sold the rights to a 10% royalty on future net revenues generated by High Gardens, Inc., a former subsidiary of the Company that was divested in 2020, for cash consideration of $236,635. The carrying value of the intangible royalty asset prior to disposition was $68,276, resulting in a gain of $168,359 which was recorded in the unaudited condensed consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.

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

Assets Held for Sale

As of December 31, 2022 the Company identified property, equipment, and lease assets and liabilities associated with the businesses in Maryland, Nevada, Massachusetts, and Puerto Rico with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” The carrying value of these net assets exceeded fair value less expected cost to sell, and as such, the Company recorded an impairment loss of $8,596,201 for the year ended December 31, 2022. Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$2,217,143
Intangible assets	662,501
Operating lease, right-of-use asset	1,268,145
Deposits	92,992
Total assets held for sale	$4,240,781

Liabilities held for sale
Right of Use Liability	$1,319,847
Total liabilities held for sale	$1,319,847

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices in	Other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2022
Cash	$15,149,333	$—	$—	$15,149,333
Total assets	$15,149,333	$—	$—	$15,149,333

December 31, 2021
Cash	$15,155,279	$—	$—	$15,155,279
Total assets	$15,155,279	$—	$—	$15,155,279

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2022, the carrying values of property and equipment and intangible assets and were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements. The Company used Level 2 fair value inputs when a buyer quote was received, or similar assets had been sold recently in the market. To the extent a market for the asset didn’t exist, or was illiquid, the Company used Level 3 fair value inputs (refer to Notes 9 & 12).

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable and long-term debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Accounts receivables are comprised of the following items:

	December 31,	December 31,
	2022	2021
Trade receivable	$1,421,027	$1,251,699
Tax withholding receivable	2,755,396	3,208,270
Other	109,649	42,500
Total	$4,286,072	$4,502,469

Included in the trade receivables, net balance at December 31, 2022, and 2021, is an allowance for doubtful accounts of $169,699 and $215,606, respectively.  Included in the tax withholding receivable, net balance at December 31, 2022 and 2021, is an allowance for doubtful accounts of $284,161and $356,474 respectively.

6. Notes Receivable

As of December 31, 2022, and 2021, the Company had a total of $3,750,000 in notes receivable. The balance is comprised of a $3,750,000 four-year note with an 8% coupon rate payable quarterly obtained as part of a 2020 disposition.

7. Inventory

Inventory is comprised of the following items:

	December 31,	December 31,
	2022	2021
Work-in-progress	$14,209,695	$15,167,522
Finished goods	5,506,760	4,580,158
Other	791,568	674,381
Total	$20,508,023	$20,422,061

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	December 31,
	2022	2021
Work-in-progress	$4,003,943	$1,949,811
Finished goods	254,467	691,269
Other	35,378	—
Total	$4,293,788	$2,641,080

During the years ended December 31, 2022 and 2021, the Company recorded write downs to net realizable value in its Maryland and Arizona subsidiaries. Based on the market sales price relative to the cost to produce certain inventories, these costs could not be recovered, and as a consequence net realizable value was less than carrying value of inventory. Additionally, the Company recorded inventory reserves related to expected future spoilage of inventory.  Accordingly, inventory valuation adjustments amounting to $4,293,788 and $2,641,080 were recorded in 2022 and 2021 respectively.

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	December 31,	December 31,
	2022	2021
Prepaid Insurance	$1,894,385	$838,612
Other Prepaid Expenses	650,147	721,501
Total	$2,544,532	$1,560,113

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2022	2021
Land	$863,105	$1,366,650
Buildings and leasehold improvements	17,567,628	15,529,928
Furniture and equipment	9,709,714	7,962,363
Software	221,540	221,540
Vehicles	646,257	513,135
Construction-in-progress	794,958	10,510,166
Right of use asset under finance lease	69,892,379	71,078,655
	99,695,581	107,182,437
Less: accumulated depreciation	(10,088,649)	(7,693,878)
Total	$89,606,932	$99,488,559

For the years ended December 31, 2022 and 2021, total depreciation on property and equipment was $3,335,895 and $3,029,324, respectively. For the year ended December 31, 2022 and 2021, accumulated amortization of the right of use asset amounted to $3,392,377 and $2,513,223, respectively. For the years ended December 31, 2022 and 2021, the right of use asset under finance lease of $69,892,379 and $71,078,655, respectively, consists of leased processing and cultivation premises, and leased equipment. During the years ended December 31, 2022 and 2021, total interest expense capitalized to property plant and equipment was $573,717 and $521,737, respectively. The Company capitalized into inventory $2,682,818 and $2,404,711 relating to depreciation associated with manufacturing equipment and production facilities as of December 31, 2022 and 2021, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the consolidated statements of net loss.

As of December 31, 2022, in conjunction with the Company’s held for sale assessment and disposal of certain long-term assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was below book value. As a result, the Company recorded an impairment charge of $8,596,201 (2021 - $3,064,468) on property and equipment, net. Cash proceeds received during the year ended December 31, 2022, for disposed assets was $395,458.

10. Leases

Components of lease expenses are listed below:

	December 31,	December 31,
	2022	2021
Finance lease cost
Amortization of ROU assets	$1,095,337	$947,177
Interest on lease liabilities	10,637,686	5,206,540
Operating lease costs	2,556,772	2,581,665
Total lease costs	$14,289,795	$8,735,382

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	December, 2022	December, 2022	Total
2023	$2,534,207	$10,346,743	$12,880,950
2024	2,243,050	10,448,698	12,691,748
2025	2,030,129	10,531,127	12,561,256
2026	1,609,276	10,844,372	12,453,648
2027	1,384,646	11,167,059	12,551,705
Thereafter	1,271,640	174,401,638	175,673,278
Total minimum lease payments	$11,072,948	$227,739,637	$238,812,585
Less discount to net present value	(3,447,503)	(152,606,947)	(156,054,450)
Less liabilities held for sale	(1,319,847)	—	(1,319,847)
Present value of lease liability	$6,305,598	$75,132,690	$81,438,288

The Company has entered into various lease agreements for the use of buildings used in production and retail and wholesale sales of cannabis products.

On October 1, 2022, the Company terminated the existing lease agreements for the cultivation and processing facilities in Arizona. The right of use liability exceeded the right of use asset at the time of termination resulting in a gain on disposal of $184,641. This gain is included in other income on the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2022.

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

Supplemental cash flow information related to leases

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$2,086,444	$1,579,700
Non-cash additions to ROU assets	189,962	60,423,915
Amortization of operating leases	1,321,530	1,243,245

Other information about lease amounts recognized in the financial statements

	December 31,
	2022	2021
Weighted-average remaining lease term (years) – operating leases	4.85	5.53
Weighted-average remaining lease term (years) – finance leases	18.00	19.46
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	15.26%	15.31%

11. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2021	$3,132,491
Dispositions	(2,948,655)
Goodwill - December 31, 2021 and 2022	$183,836

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

12. Intangibles

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2020	$8,341,143	$68,276	$8,409,419
Additions	10,190,458	—	10,190,458
Divestitures (Note 3)	(5,492,890)	—	(5,492,890)
Amortization	(817,215)	—	(817,215)
Impairment	(2,105,483)		(2,105,483)
Balance, December 31, 2021	$10,116,013	$68,276	$10,184,289
Divestitures (Note 3)	—	(68,276)	(68,276)
Transfer to held for sale (Note 3)	(662,501)	—	(662,501)
Amortization	(676,566)	—	(676,566)
Balance, December 31, 2022	$8,776,946	$—	$8,776,946

Amortization expense for intangibles was $676,566 and $817,215 during the years ending December 31, 2022 and 2021, respectively and is recorded in operating expenses on the Consolidated Statements of Net Loss and Comprehensive Loss. As of December 31, 2022, the Company evaluated whether intangible assets showed any indicators of impairment, and it was determined that none exist. As such, no impairment of intangible assets was recorded for the year ended December 31, 2022.

The Company estimates that amortization expense will be $639,065 per year, for the next five years.

13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	December 31,	December 31,
	2022	2021
Accounts payable – trade	$1,905,008	$1,490,286
Accrued Expenses	6,172,924	7,708,883
Taxes payable	6,166,145	5,196,677
Contract liability	684,703	409,627
Total accounts payable and accrued liabilities	$14,928,780	$14,805,473

14. Long-Term Debt

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. Net of fees and closing costs of $1,971,705, the Company received $24,028,295 of the first tranche on March 25, 2021. Additionally, the Company incurred fees and closing costs of $1,083,422 which were paid in cash. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. The Credit Facility matures on March 31, 2024.

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

On January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). Subject to certain conditions to be satisfied prior to the initial funding thereunder, Goodness Growth may borrow a portion of the $55 million for working capital and other general corporate purposes and may borrow the remainder for other specific purposes, including relating to its ongoing expansion in New York. The Delayed Draw Loans have a maturity date of April 30, 2023 with an option to extend another 12 months for an additional fee of $1,375,000. The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum. Pursuant to the Arrangement Agreement, Verano reimbursed Goodness Growth for all interest expenses related to the Third Amendment in excess of 10% per annum through the purported termination of the Arrangement Agreement on October 13, 2022.

During the year ended December 31, 2022, the Company drew $28,000,000 in principal debt from the Delayed Draw Loans.  Proceeds received, net of deferred financing fees of $2,236,919 were $25,763,081. The Company was reimbursed by Verano for $1,190,863 of these deferred financing fees pursuant to the Arrangement Agreement. These fees are included as other income in the statement of loss and comprehensive loss for the year ended December 31, 2022.

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

The following table shows a summary of the Company’s long-term debt:

	December 31,	December 31,
	2022	2021
Beginning of year	$27,329,907	$1,110,000
Proceeds	28,000,000	30,200,000
Note payable issued in Charm City acquisition	—	2,000,000
Deferred financing costs	(2,236,919)	(8,607,786)
PIK interest	1,300,245	564,151
Amortization of deferred financing costs	3,635,371	2,123,542
Principal payments	—	(60,000)
End of period	58,028,604	27,329,907
Less: Current portion	11,780,000	—
Total long-term debt	$46,248,604	$27,329,907

As of December 31, 2022, stated maturities of long-term debt were as follows:

2023	$11,780,000
2024	46,248,604
Thereafter	—
Total	$58,028,604

15. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2021. Thef liquidation and dividend rights are identical among Shares equally in our earnings and losses on an as converted basis.

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

During the year ended December 31, 2022, 54,078 Multiple Voting Shares were converted into 5,407,800 Subordinate Voting Shares.

During the year ended December 31, 2022, employee stock options were exercised for 15,002 Subordinate Voting Shares. Proceeds from these transactions were $7,201.

During the year ended December 31, 2021, employee stock options were exercised for 4,289,392 Subordinate Voting Shares. Proceeds from these transactions were $1,209,605.

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

16. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units (“RSUs”), or other awards. Under the terms of the plan, a total of ten percent of the number of shares outstanding assuming conversion of all super voting and multiple voting shares to subordinate voting shares are permitted to be issued. The exercise price for incentive stock options issued under the plan will be set by the committee but will not be less 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board.

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2022	2021
Risk-Free Interest Rate	3.04%	1.25%
Weighted Average Exercise Price	$0.90	$2.32
Expected Life of Options (years)	5.15	7.00
Expected Annualized Volatility	81.50%	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the Company for the years ended December 31, 2022 and 2021 is presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2020	26,924,858	$0.47	7.00
Forfeitures	(106,934)	1.23	—
Exercised	(4,289,392)	0.28	—
Granted	697,806	2.32	—
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(7,504,677)	0.59	—
Exercised	(15,002)	0.48	—
Granted	7,840,899	0.90	—
Options Outstanding at December 31, 2022	23,547,558	$0.66	7.30

Options Exercisable at December 31, 2022	14,459,948	$0.47	6.10

During the years ended December 31, 2022 and 2021, the Company recognized $2,151,972 and $2,945,557 in share-based compensation relating to stock options, respectively. As of December 31, 2022, the total unrecognized compensation costs related to unvested stock options awards granted was $1,878,423. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.5 years. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2022, was $0 .

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,
SVS Warrants	2022	2021
Risk-Free Interest Rate	3.99%	N/A
Expected Life (years)	2.00	N/A
Expected Annualized Volatility	100%	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

	December 31,	December 31,
SVS Warrants Denominated in C$	2022	2021
Risk-Free Interest Rate	N/A	1.27%
Expected Life of Options (years)	N/A	4.23
Expected Annualized Volatility	N/A	100.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	15,763,111	$2.39	0.42
Exercised	(7,110,481)	1.02	0.19
Expired	(763,111)	4.25	—
Forfeited	(7,889,519)	3.44	0.19
Warrants outstanding at December 31, 2021	—	$—	—
Granted	150,000	1.49	2.00
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00

Warrants exercisable at December 31, 2022	150,000	$1.49	2.00

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	—	$—	—
Granted	3,037,649	3.50	—
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	—	—
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23

Warrants exercisable at December 31, 2022	3,037,649	$3.50	3.23

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2020	13,583	$194.66	1.64
Issued	—	—	—
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Expired	(13,583)	194.66	—
Warrants outstanding at December 31, 2022	—	$—	—

Warrants exercisable at December 31, 2022	—	$—	—

During the years ended December 31, 2022 and 2021, $0 in share-based compensation was recorded in connection with the MVS warrants.

As of December 31, 2021, there were 150,000 SVS compensation warrants earned in connection with ongoing corporate advisory and financing services rendered, but not yet issued. The Company recorded $191,026 in share-based compensation expense and accounts payable and accrued liabilities in connection with these warrants as of December 31, 2021. These warrants were granted during the year ended December 31, 2022 and marked to their fair value of $2,034 on the date of grant. The difference between the fair value of these warrants at December 31, 2021 and the grant date of $188,992 was recorded as contra-stock based compensation expense in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.

RSUs

The expense associated with RSUs is based on closing price of the Company’s Subordinate Voting Shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the year ended December 31, 2022 the Company recognized $731,217 in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted on March 15, 2022	1,094,200	1.81
Granted on December 15, 2022	2,127,477	0.29
Balance, December 31, 2022	3,221,677	$0.81

17. Commitments and Contingencies

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

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Goodness Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

18. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Year Ended December 31,
	2022	2021
Salaries and benefits	$16,987,788	$16,220,876
Professional fees	5,589,074	3,751,899
Insurance expenses	2,776,728	2,777,027
Marketing	1,066,946	2,525,096
Other expenses	7,403,150	8,380,882
Total	$33,823,686	$33,655,780

19. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2022	2021
United States	$(36,564,444)	$(29,568,475)
Total	$(36,564,444)	$(29,568,475)

The (recoveries) expenses for income taxes consists of:

	Year ended December 31,
	2022	2021
Current:
Federal	$5,950,000	$4,484,000
State	135,000	976,000
Total	6,085,000	5,460,000

Deferred:
Federal	(2,171,000)	152,000
State	1,979,000	(1,490,000)
Total	(192,000)	(1,338,000)
Total	$5,893,000	$4,122,000

	Year ended December 31,
	2022	2021
Loss before income taxes:	$(36,564,444)	$(29,568,475)
Income tax benefits at statutory rate	(7,678,533)	(6,209,380)
State Taxes	1,423,205	(2,400,960)
Non-deductible expenses	10,231,020	—
Stock based and other compensation	565,781	—
Change in valuation allowance	5,103,000	12,732,340
Other	(3,751,473)	—
Income tax expense, net	$5,893,000	$4,122,000

The following table summarizes the components of deferred tax:

	2022	2021
Deferred assets
Operating loss carryforwards - United States	$3,806,000	$1,892,000
Allowance for doubtful accounts	137,000	165,000
Inventory reserve	312,000	628,000
Financing leases	1,845,000	553,000
Intangible assets	483,000	238,000
Property and equipment	3,158,000	578,000
Capital loss carryforward	310,000	627,000
Share based compensation	58,000	26,000
Total Deferred tax assets	10,109,000	4,707,000
Less valuation allowance	(6,638,000)	(1,535,000)
Net deferred tax assets	3,471,000	3,172,000
Deferred tax liabilities
Related party management fee receivables	654,000	594,000
Note Receivable	1,130,000	1,083,000
Total deferred tax liabilities	1,784,000	1,677,000
Net deferred asset/(tax liabilities)	$1,687,000	$1,495,000

At December 31, 2022, the Company had United States federal net operating loss carryforwards of approximately $740,000 that can be carried forward indefinitely and are limited in annual use to 80% of current year taxable income, and state net operating loss carryforwards of approximately $39,835,000 that can be carried forward fifteen years. State net operating loss carryforwards begin to expire on December 31, 2034.

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

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. As of both December 31, 2022 and 2021, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $0.

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed. The Company is not currently under examination in any jurisdiction for any period. The Company believes it is no longer subject to income tax examinations for fiscal periods ended prior to 2019.

20. Supplemental Cash Flow Information(1)

	Year Ended December 31,
	2022	2021
Cash paid for interest	$16,560,487	$6,861,212
Cash paid for income taxes	5,132,280	5,885,899
Change in construction accrued expenses	94,556	(1,787,111)
Non-cash investing
Acquisition of Nevada through issuance of SVS	—	1,385,239
Acquisition of Nevada through restricted cash and deferred acquisition costs	—	1,620,636
Acquisition of Charm City through issuance of SVS	—	1,367,590
Acquisition of Charm City through issuance of note payable	—	2,000,000

(1)	For supplemental cash flow information related to leases, refer to Note 10.

21. Financial Instruments

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the year ended December 31, 2022, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $265,993.

22. Related Parties Transactions

As of December 31, 2022, and 2021, there were $1,613 and $98,750, respectively, due to related parties.

For the years ended December 31, 2022, and 2021, the Company paid a related party (Bengal Impact Partners, of which a member of the Board of Directors is a managing partner) $120,000 and $30,000, respectively, for ongoing corporate advisory services.

The Company granted 150,000 compensation warrants to Bengal Impact Partners for ongoing corporate advisory services (Note 16).

Certain directors and officers of the Company (Kyle Kingsley, Amber Shimpa, and Stephen Dahmer) owned OMS which was controlled by the Company through a management agreement. OMS was sold on March 31, 2021 (Note 3). None of the proceeds received from this transaction were paid to the aforementioned directors and officers, rather, they were owed and paid to the Company

23. Subsequent Events

In January of 2023 the Company granted 7,461,109 stock options to employees with a weighted average exercise price of $0.16.

On February 24, 2023, the Company signed the fourth amendment to the existing lease agreements for the cultivation and processing facilities in New York. The amendment provides for additional tenant improvements of $4,000,000 and increases base rent by $50,000 a month.

On March 31, 2023, the Company executed a fifth amendment to its credit facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Agent"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 13,017,624 Subordinate Voting Shares in lieu of a cash extension fee. An additional 1,982,376 Subordinate Voting Shares are issuable at the discretion of the Agent. It also provides the Company with reduced cash outlays by eliminating required amortization of the loan, and requires the Company to divest certain assets to improve its liquidity position and financial performance. The Company has the potential to extend the maturity date on its Delayed Draw Loans up to January 31, 2026 with the satisfaction of certain financial performance-related conditions, and the commitment to enter into a $10,000,000 convertible note by April 30, 2023.

As conditions of the financing activities described above, the Company also agreed to make certain corporate governance changes. Chelsea Grayson and Amber Shimpa agreed to resign from the Company’s Board of Directors, effective immediately. The resignations of Ms. Grayson and Ms. Shimpa resulted in a reduction in the number of current members of the Company’s Board to five. Furthermore, Executive Chairman Dr. Kyle Kingsley has agreed to convert his 65,411 Super Voting Shares of Goodness Growth into 6,541,100 Subordinate Voting Shares of Goodness Growth. Following the conversions, there will be no Goodness Growth Super Voting Shares issued and outstanding, which will have the effect of retiring the enhanced voting rights of the Company’s class of Super Voting Shares.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on that evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

During the year ended December 31, 2021, we identified a material weakness in our internal control environment related to the accounting treatment of warrants issued in connection with the Credit Facility, which have a Canadian dollar exercise price. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has an established process for appropriately accounting for infrequent and unusual transactions, however, management misapplied the GAAP accounting guidance. The material weakness did not result in any material misstatements to the financial statements issued for the year ended December 31, 2021. Solely due to this material weakness, the Company’s management concluded that at December 31, 2021, the Company’s internal control over financial reporting was not effective. During the year ended December 31, 2022, management updated its control procedures over the accounting for infrequent and unusual transactions. More specifically, management added a process step to consult with external GAAP accounting experts when a new significant, infrequent, or unusual transaction occurs.

As of December 31, 2022, our management evaluated and assessed, with the participation of our CEO and CFO, the effectiveness of our internal control over financial reporting, using the criteria set forth in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Additionally, the Company’s management have concluded that the material weakness identified during the year ended December 31, 2021, has been remediated, and the Company’s internal control over financial reporting was effective for the year ended December 31, 2022. Davidson & Company LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Attestation Report of Independent Auditor

In accordance with the JOBS Act enacted on April 5, 2012, the Company qualifies as an “emerging growth company,” which entitles the Company to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. Specifically, the JOBS Act defers the requirement to have the Company’s independent auditor assess the Company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. As such, the Company is exempted from the requirement to include an auditor attestation report in this Annual Report for so long as the Company remains an EGC, which may be for as long as five years following its initial registration in the United States.

Changes in Internal Control over Financial Reporting

As noted above, during the year ended December 31, 2022, management remediated its control over the accounting of infrequent and unusual transactions by adding a process step to consult with external GAAP accounting experts when a new significant, infrequent, or unusual transaction occurs. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our 2023 Management Information Circular and Proxy Statement with respect to our 2023 annual and special meeting of shareholders and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item will be set forth in our 2023 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our 2023 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our 2023 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in our 2023 Management Information Circular and Proxy Statement with respect to our 2022 annual and special meeting of shareholders and is incorporated herein by reference.

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

3.1#	Articles of Vireo Health International, Inc.

3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

4.1#*	Coattail Agreement, dated March 18, 2019, by and among Kyle E. Kingsley, Vireo Health International, Inc. and Odyssey Trust Company

4.2#	Form of Warrant to Purchase Subordinate Voting Shares of Vireo Health International, Inc.

4.3	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2020)

4.4	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

4.5	Form of Voting Support Agreement dated January 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2022)

4.6	Lock-Up Agreement between Verano Holdings Corp. and Kyle Kingsley, dated January 31, 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2022)

10.1†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.2†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10. 3†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.6†#	Incentive Stock Option Agreement by and between Vireo Health International, Inc. and Kyle Kingsley, as of March 18, 2019

10.8†#*	Confidential Separation and Transition Services Agreement, Waiver and Release between Vireo Health, Inc. and Aaron Hoffnung, effective March 4, 2020

10.9#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.10#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.11#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.12#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.13#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.14#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.15#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.16#	Second Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.17#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.18#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.19†#	Employment Agreement between Vireo Health, Inc. and Amber Shimpa, effective as of December 1, 2020

10.20†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

10.21†#	Employment Agreement between Vireo Health, Inc. and Christian Gonzalez-Ocasio, effective as of December 1, 2020

10.22†#	Employment Agreement between Vireo Health, Inc. and John Heller, effective as of December 1, 2020

10.23+

Credit Agreement, dated March 25, 2021 by and among Vireo Health International, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2021)

10.24+	Purchase Agreement, dated November 1, 2021, by and among S Flower N Phoenix, Inc., ANR Management, LLC, Arizona Natural Remedies Inc., Elephant Head Farms LLC, and Retail Management

Associates LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 5, 2021)

10.25*+

Purchase and Sale Agreement and Joint Escrow Instructions, dated September 1, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.26*

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 24, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.27*

Third Amendment to Lease Agreement, dated September 24, 2021, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.28+

Third Amendment to Credit Agreement, dated January 31, 2022, among Goodness Growth Holdings, Inc., the other Borrowers party thereto, the Lenders party thereto, and Chicago Atlantic Admin, LLC as agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2022)

10.29†

Amendment to Employment Agreement, dated February 2, 2022, by and among Kyle Kingsley, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 8, 2022)

10.30†

Amendment to Employment Agreement, dated February 2, 2022, by and among John Heller, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 8, 2022)

10.31†

Amendment to Employment Agreement, dated February 2, 2022, by and among Christian Gonzalez, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 8, 2022)

10.32†

Amendment to Employment Agreement, dated February 2, 2022, by and among Amber Shimpa, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed February 8, 2022)

10.33

Fourth Amendment to Credit Agreement, dated March 2, 2022, by and among Goodness Growth Holdings, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 15, 2022)

10.34†	Employment Agreement between Joshua Rosen and Vireo Health, Inc., dated December 4, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2022)

10.35†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Kyle Kingsley
10.36†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and John Heller
10.37†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters

10.38†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Michael Schroeder

10.39†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa

10.40†

Third Amendment to Employment Agreement among Goodness Growth Holdings, Vireo Health, Inc. and Kyle Kingsley, effectve February 12, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2023)

10.41†

First Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Joshua Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2023)

10.42†

Third Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 17, 2023)

10.43	Fifth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 24, 2023
10.44	Fourth Amendment to Lease Agreement, dated February 24, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC

21.1	List of Subsidiaries of Goodness Growth Holdings, Inc.
23.1	Consent of Davidson & Company LLP

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

#

Previously filed as an exhibit to our registration statement on Form 10 filed on November 5, 2020 (File No. 000-56225) and subsequent amendments to our registration statement on Form 10 filed on December 22, 2020 and January 20, 2021.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	GOODNESS GROWTH HOLDINGS, INC.
	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Interim Chief Executive Officer

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

Name and Signature	Title	Date

/s/ Joshua Rosen Joshua Rosen	Interim Chief Executive Officer & Director (principal executive officer)	March 31, 2023

/s/ John A. Heller John A. Heller	Chief Financial Officer (principal financial and accounting officer)	March 31, 2023

/s/ Amber H. Shimpa Amber H. Shimpa	President & Director	March 31, 2023

/s/ Chelsea A. Grayson Chelsea A. Grayson	Director	March 31, 2023

/s/ Ross M. Hussey Ross M. Hussey	Director	March 31, 2023

/s/ Victor Mancebo Victor Mancebo	Director	March 31, 2023

/s/ Judd T. Nordquist Judd T. Nordquist	Director	March 31, 2023

/s/ Kyle E. Kingsley Kyle E. Kingsley	Executive Chairman and Director	March 31, 2023