Form 10-K/A
period 2022-12-31
Goodness Growth Holdings, Inc.
filed 2023-05-01
CIK 1771706

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

As of April 27, 2023, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 86,721,030; Multiple Voting Shares – 348,642; and Super Voting Shares – 65,411.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Davidson & Company LLP	Vancouver, Canada	PCAOB ID 731

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of Goodness Growth Holdings, Inc., a British Columbia corporation (referred to as “Goodness Growth,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Form 10-K”), is being filed for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding each director, director nominee and executive officer of Goodness Growth. The term of office of each of the five current directors will end at the conclusion of the 2023 Annual Meeting of Shareholders. Elected directors serve until the next annual general meeting of the shareholders or until their successors are elected or appointed. A brief biography of each person who serves as a director or executive officer follows the table.

Name	Age*	Position
Dr. Kyle E. Kingsley	47	Executive Chairman and Director
Ross M. Hussey	44	Director
Victor E. Mancebo	39	Director
Judd T. Nordquist	53	Director
Josh Rosen	49	Interim Chief Executive Officer and Director
Amber H. Shimpa	44	President
John A. Heller	54	Chief Financial Officer
Patrick Peters	49	Executive Vice President of Retail
J. Michael Schroeder	55	General Counsel, Chief Compliance Officer, and Secretary

*	As of the date of filing of this Amendment No. 1.

Dr. Kyle Kingsley is a board-certified emergency medicine physician and is founder, Executive Chairman and a director of Goodness Growth. Dr. Kingsley served as CEO and chairman of the Board of Directors (“Board”) of Goodness Growth) from July 2014 to February 2023. Dr. Kingsley has served a director of Goodness Growth (and its predecessors Vireo Health, Inc./Minnesota Medical Solutions LLC) since July 2014 and he was appointed Executive Chairman of the Goodness Growth in February 2023. Dr. Kingsley has expansive experience in starting medical cannabis companies in well-regulated, limited-license states with narrow timelines for implementation. Dr. Kingsley has been involved with all aspects of medical cannabis implementation, from horticulture and manufacturing to finance and policy. Dr. Kingsley’s primary goal is to build mainstream, cannabis-based, alternatives to opioids, alcohol, and tobacco. Dr. Kingsley’s prior experience with opioid pain medications and alcohol in the emergency department setting was a major reason for his desire to build a science-focused cannabis company. Simultaneously with his emergency medicine staffing responsibilities, Dr. Kingsley founded and developed multiple companies including Clinical Scribes LLC, a medical scribe documentation training and implementation company, which he founded in 2007. Clinical Scribes LLC and its offshoot Medical Scribe Training Systems focus on efficient training of medical professionals, specifically medical scribes. Dr. Kingsley was also the author of a wide array of scientifically robust medical scribe training textbooks, “The Ultimate Medical Scribe Handbook” series, which is used by companies across the country to train their medical scribes. Dr. Kingsley also founded MedMacros LLC in 2012, a medical documentation augmentation company that provides physicians and other healthcare providers with online templates to improve documentation speed and comprehensiveness. Dr. Kingsley received a Bachelor of Science degree in Biochemistry and a Bachelor of Arts degree in German from University of Minnesota in Duluth and received a Doctor of Medicine degree from the University of Minnesota, Twin Cities. During his time at the University of Minnesota, Duluth, Dr. Kingsley worked extensively in a biochemistry laboratory and developed expertise in HPLC and other laboratory techniques that are directly applicable to the medical cannabis industry. Dr. Kingsley is married to Ms. Shimpa’s sister.

Ross M. Hussey is an attorney with over 15 years of experience who practices in multiple states and jurisdictions and focuses primarily on complex litigation and representing private businesses. He has practiced with Smith Jadin Johnson, PLLC since June 2019. From April 2015 through May 2019, he practiced with Benson, Kerrane, Storz & Nelson, PC (now known as Kerrane Storz, P.C.). Mr. Hussey is a founding member of Vireo U.S. where he helped create and launch Minnesota Medical Solutions, LLC. He has served as a director of Goodness Growth since July 2020 and sits on the Compensation and Nominating and Corporate Governance Committees. Mr. Hussey previously served as General Counsel for Minnesota Medical Solutions from December of 2014 to March of 2016 before returning to private practice. He also has prior government relations experience and was involved in the implementation of the medical cannabis program in Minnesota. Mr. Hussey holds a Bachelor of Arts degree in Political Science from Gustavus Adolphus College and received a Juris Doctor degree from William Mitchell College of Law.

Victor E. Mancebo is a business professional with over 20 years of experience in a variety of operational, retail, and agricultural leadership roles for several national and regional companies in the United States. Mr. Mancebo has amassed executive leadership roles in Real-Estate, Banking, Education, Logistics, Technology, Food Safety, Manufacturing, Agriculture, and Retail. He founded O2 Natural Air LLC in 2022. Has served as Executive Chairman of V7 Ogimaa, Inc. since 2021. He has served as the Chief Executive Officer and Director of TheraTrue, Inc. since January 2021. From July 2018 through December 2020, Mr. Mancebo served as the President, Chief Executive Officer and as a Director of Liberty Health Sciences Inc. (OTCQX: LHSIF), a vertically integrated cannabis company with 29 dispensaries and a 250,000 square feet production facility housed on 387 acres in Florida, which has served over 100,000 patients to date. At Liberty Health Sciences Inc., Mr. Mancebo was responsible for the growth and success of various departments including retail, sales, compliance, production, processing, cultivation, construction, facilities, and accounting. Prior to that experience, Mr. Mancebo served as a Partner and Chief Operations Officer at Gelatys from April 2016 through April 2018. From 2013 to 2020, Mr. Mancebo served as the Founder and Managing Director at iAgriGroup, where he was responsible for the expansion, strategy and overall operational execution of the international agriculture and food production company. Mr. Mancebo has served as a director of Goodness Growth since January 2021. He holds a B.A. from Florida International University and a Master Black Belt Six Sigma Certification.

Judd T. Nordquist is a Certified Public Accountant with more than 30 years of experience, serving as a Partner and member of the Board of Directors at Abdo L.L.P. and its predecessor until April 2023. He has served on Boards, audit committees, transaction committees and has held leadership roles with several organizations. Mr. Nordquist has served on our Board since March 2019 and is the Chair of Audit Committee and Transaction Committee. During his career in public accounting, Mr. Nordquist served in several leadership roles including the Segment Leader for the manufacturing, distribution and agriculture and the Real Estate and Construction segments of the firm where he was responsible for setting the strategic plan and delivering results. Mr. Nordquist helps business owners with business and tax planning, mergers and acquisitions, cash flow management, budgeting, overhead computations, auditing and entrepreneurial consulting services throughout North America and Europe. Mr. Nordquist graduated from Minnesota State University, Mankato with a Bachelor of Science degree in Accounting and is currently attending Harvard University in pursuit of their Corporate Director Certificate. He is a member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and DFK International.

Josh Rosen has served as Interim CEO of Goodness Growth and Vireo since February 2023.  Mr. Rosen has served as a member of the Board of Goodness Growth since August 2021 and previously served as Interim President from December 2022 until his appointment to Interim CEO.  Mr. Rosen has served as a Managing Partner of Bengal Capital, a cannabis investment and advisory firm, since December 2020. Mr. Rosen has served as a member of the Board of Body & Mind, Inc. (CSE: BAMM), a cannabis company, since February 2023. Through May 2021, Mr. Rosen was a director of 4Front Ventures Corporation (CSE: FFNT); Mr. Rosen was previously Executive Chairman and CEO of 4Front and its predecessor companies, having co-founded 4Front in 2011.  Mr. Rosen is on the Board of Manager of Ninety Plus Coffee, LLC, a coffee producer. Earlier in his career, Mr. Rosen held positions at Crystal Rock Capital Management, Credit Suisse (NYSE: CS) and ABN AMRO Bank N.V. (OTCMKTS: AAVMY).

Amber H. Shimpa has served as President of Goodness Growth and Vireo since February 2023. Ms. Shimpa also currently serves as CEO of Vireo Health of Minnesota. Ms. Shimpa served as a director of the Company from March 2019 to March 2023. Ms. Shimpa also served as the Chief Administrative Officer (“CAO”) for Goodness Growth from December 2019 to February 2023, and prior to that, as Chief Financial Officer from January 2015 to December 2019. As CAO, she lead Goodness Growth’s human resources, communications, and policy teams and drove the integration of people and culture for Goodness Growth. She works to perpetuate Goodness Growth’s core values and culture as its workforce continues to rapidly expand. Ms. Shimpa spearheads Goodness Growth’s Corporate Social Responsibility initiatives and Diversity and Inclusion programs. Ms. Shimpa has 14 years of experience as a financial services professional with various commercial and investment banking organizations. Prior to joining Goodness Growth, Ms. Shimpa spent nine years as Vice President of a $1.6 billion bank focused on commercial, nationwide lending. Her experience in the highly regulated banking environment has engrained quality and control in her leadership and financial management approach. Banking is often seen as a challenge for operators within the cannabis industry. Ms. Shimpa’s understanding of the strict compliance requirements in the banking industry, coupled with Goodness Growth’s scientific and safe medical model, have led to welcoming discussions with banks, and ultimately the first known open banking relationship with a cannabis-related company in the U.S. Ms. Shimpa holds a Bachelor of Arts degree in Business from the University of North Dakota. Dr. Kyle E. Kingsley is married to Ms. Shimpa’s sister.

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

J. Michael Schroeder has been serving as Goodness Growth’s General Counsel, Chief Compliance Officer and Corporate Secretary since July 2018. Mr. Schroeder is an attorney with over 29 years of experience, including six years in law firm practice and 23 years in house at four companies. Mr. Schroeder has expertise in a wide variety of substantive areas of the law, including corporate structuring and transactions, securities, employment, contracts, real estate, capital markets, intellectual property, international trade, litigation management, dispute resolution, and administrative law, as well as in managing the legal, regulatory compliance, information technology, risk management and human resources functions for several companies. Mr. Schroeder received a Bachelor of Science degree, magna cum laude, in Business with a concentration in Finance from the University of Colorado at Boulder and a Juris Doctor degree from Duke University.

CORPORATE GOVERNANCE

Among others, the Company has a standing Audit Committee. The responsibilities of this committee are described below. Our Board may also establish various other committees to assist it in its responsibilities. The following table summarizes the current membership of the Board and its Audit Committee and the independence of each Board member, which has been assessed in accordance with the rules of the Nasdaq Stock Market (“Nasdaq Rules”) and National Instrument 52-110 (“NI 52-110”):

Director Name	Independent	Audit Committee
Dr. Kyle E. Kingsley	N
Ross M. Hussey	Y
Victor E. Mancebo	Y	Member
Judd T. Nordquist	Y	Chair
Josh Rosen	N

Our Board has adopted an Audit Committee charter that addresses its composition and responsibilities. Copies of governance materials are available on our website at investors.vireohealth.com/governance/Governance-Documents.

Audit Committee

Pursuant to the Audit Committee’s charter, its functions include assisting the Board in fulfilling its oversight responsibilities relating to accounting and financial reporting processes and internal controls for Goodness Growth and the audits of its financial statements, and in ensuring the adequacy and effectiveness of Goodness Growth’s risk management programs.

The Audit Committee currently is comprised of two directors: Victor E. Mancebo and Judd T. Nordquist (chair). Each of these directors is independent as contemplated by NI 52-110 and the Nasdaq Rules. An audit committee member is independent if the member meets the requirements of the Nasdaq Rules and has no direct or indirect material relationship with Goodness Growth that could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. The Board has determined that both members of the Audit Committee are financially literate, and that Mr. Nordquist qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive, principal financial, and principal accounting officers. The Code of Ethics and Business Conduct is available on our website at investors.vireohealth.com/governance/Governance-Documents. We intend to disclose any future amendments or waivers to the Code of Ethics and Business Conduct on the same website.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires Goodness Growth’s directors, executive officers, and persons holding more than 10% of any of Subordinate Voting Shares, Multiple Voting Shares or Super Voting Shares to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and Goodness Growth must identify in its Annual Report on Form 10-K those persons who did not file these reports when due. In 2021, there were no late reports. In 2022, Form 4 (Statement of changes in beneficial ownership of securities) filings due December 20, 2022, were filed on December 21, 2022, for Victor Mancebo, Judd Nordquist, Patrick Peters, Michael Schroeder, and Amber Shimpa, due to technical difficulties with the Company’s filing platform.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

Only non-employee directors receive compensation for their services as directors. For information about the compensation of Dr. Kingsley and Ms. Shimpa, see the section entitled “Information Concerning Executive Compensation” below.

The director compensation program is intended to provide a total compensation package that enables Goodness Growth to attract and retain qualified and experienced directors and to align our directors’ interests with those of our stockholders by including a substantial portion of their compensation in subordinate voting shares (the “Subordinate Voting Shares”), multiple voting shares (the “Multiple Voting Shares”), and super voting shares (the “Super Voting Shares”), each without par value (collectively, the “Goodness Shares”), of Goodness Growth. The Compensation Committee makes a recommendation to the Nominating and Corporate Governance (“N&G”) Committee regarding director compensation, which the N&G Committee will then approve, modify, or reject. The N&G Committee will then propose such compensation to the Board for approval. The Compensation Committee, N&G Committee, and the Board consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the directors in determining the level of long-term equity incentive awards to be granted, if any.

For 2022, non-employee director compensation was comprised of an annual cash retainer of $73,000 and equity compensation of $50,000 each of options to purchase Goodness Shares (the “Goodness Options”) and restricted share units for Goodness Shares (the “Goodness RSUs”). For 2023, non-employee director compensation will be comprised of an annual cash retainer of $73,000 and equity compensation of $50,000 each of Goodness Options and Goodness RSUs.

The following table reflects the total compensation earned by or paid to our non-employee directors for the fiscal year ended December 31, 2022:

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)(5)	All other compensation ($)	Total ($)
Chelsea A. Grayson(2)	73,000	123,597	84,903	--	281,499

Ross M. Hussey	73,000	62,494	84,903	--	220,396

Victor E. Mancebo	73,000	62,420	84,903	--	220,323

Judd T. Nordquist	73,000	112,597	84,903	--	270,500

Josh Rosen(3)	44,293	528,093	84,903	--	621,588

Amber Shimpa(4)	--	--	--	--	--

(1)	The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. The assumptions used in calculating the valuations are set forth in Note 16 to the Goodness Growth Audited Financial Statements in the Goodness Growth Annual Report on Form 10-K. At December 31, 2022 the directors had the following Goodness Options outstanding: Ms. Grayson held 347,489 vested Goodness Options, 102,976 Goodness Options that vest in full on December 31, 2023, and 157,832 Goodness Options that vest in full on March 31, 2024; Mr. Hussey held 72,049 vested Goodness Options and 102,976 unvested Goodness Options that vest in full on December 31, 2023, and 60,105 unvested options that vest in full on March 31, 2024; Mr. Mancebo held 6,550 vested Goodness Options and 102,976 unvested Goodness Options that vest in full on December 31, 2023, and 59,988 unvested options that vest in full on March 31, 2024; Mr. Nordquist held 347,489 vested Goodness Options and 102,976 unvested Goodness Options that vest in full on December 31, 2023, and 140,239 unvested options that vest in full on March 31, 2024; Mr. Rosen held 500,000 vested Goodness Options and 79,468 unvested Goodness Options that vest in full on December 31, 2023, 39,985 unvested options that vest in full on March 31, 2024, 500,000 unvested options that vest in full on March 1, 2023, 500,000 unvested options that vest in full on June 1, 2023, and 500,000 unvested options that vest in full on October 1, 2023;

(2)	Ms. Grayson resigned from the Company’s Board in March 2023.

(3)	Mr. Rosen was appointed Interim President on December 4, 2022. His cash compensation in the role of Interim President, both currently paid and deferred, is reflected in the “All other compensation” column. From and after his appointment as Interim President, Mr. Rosen received no additional compensation for his service on the Board. During his service as a non-employee director, he was awarded Goodness Growth Options with a grant date value of $19,226 and Goodness RSUs with a grant date fair value of $49,202, which are reflected in the “All other compensation” column. Mr. Rosen was appointed Interim CEO of the Company and Vireo in February 2023. The value in the “Option Awards” column includes the grant date fair values of options granted to Mr. Rosen both as a non-employee director, prior to December 4, 2022, and in his capacity as Interim President, from and after December 4, 2022.

(4)	Ms. Shimpa served as Chief Administrative Officer and member of the Company’s Board of Directors during 2022. Her compensation for 2022 is reflected in the Summary Compensation Table, below. She received no additional compensation for her service on the Board. Ms. Shimpa resigned from the Board in March 2023.

(5)	The amounts reported in the All other compensation column reflects the RSU aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. The assumptions used in calculating the valuations are set forth in Note 16 to the Goodness Growth Audited Financial Statements in the Goodness Growth Annual Report on Form 10-K. At December 31, 2022 the directors had the following Goodness RSUs outstanding: Ms. Grayson held 0 vested Goodness RSUs and 33,170 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 85,742 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Mr. Hussey held 0 vested Goodness RSUs and 33,170 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 85,742 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Mr. Mancebo held 0 vested Goodness RSUs and 33,170 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 85,742 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Mr. Nordquist held 0 vested Goodness RSUs and 33,170 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 85,742 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Mr. Rosen held 0 vested Goodness RSUs and 16,565 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 66,272 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022.

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

The Compensation Committee currently consists of two independent directors: Ross M. Hussey, chair, and Victor E. Mancebo. For details regarding the experience of the members of the Compensation Committee, see “Directors and Executive Officers.”

The role and responsibility of the Compensation Committee is to assist the Board in fulfilling its responsibilities for establishing compensation philosophy and guidelines. Additionally, the Compensation Committee has responsibility for recommending to the Board compensation levels for directors, recommending compensation levels, perquisites and supplemental benefits for the executive officers. In addition, the Compensation Committee is charged with reviewing Goodness Growth’s equity incentive plans, including the Equity Incentive Plans, and proposing changes thereto and recommending any other employee benefit plans, incentive awards and perquisites with respect to the directors and executive officers. The Compensation Committee is responsible for approving any equity or incentive awards under the 2019 Equity Incentive Plan (the “2019 Plan”). The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers, and for overseeing our Board annual self-evaluation process.

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

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the NEOs during the years 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(4)	Stock Awards $(5)	All Other Compensation ($)(1)	Total ($)
Dr. Kyle E. Kingsley	2022	360,000	558,435	672,430	176	1,591,041
Former Chief Executive Officer(2)	2021	360,000	—		176	360,176

John Heller	2022	300,000	269,687	305,650	176	875,514
Chief Financial Officer	2021	300,000	—		176	300,176

Amber Shimpa	2022	260,000	233,729	264,897	176	758,802
President(6)

(1)	Consists of life insurance premiums paid on the executive’s behalf.
(2)	Dr. Kingsley resigned from the position of Chief Executive Officer on February 14, 2023 and was the Company’s principal executive officer as of December 31, 2022.
(3)	On December 9, 2022, the Company terminated Mr. Gonzalez’s employment without cause.
(4)	The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. The assumptions used in calculating the valuations are set forth in Note 16 to the Goodness Growth Audited Financial Statements in the Goodness Growth Annual Report on Form 10-K. At December 31, 2022 the NEOs had the following Goodness Options outstanding: Mr. Kingsley held 0 vested Goodness Options, 633,355 unvested Goodness Options of which 158,339 vest on March 31, 2023, and the remainder vest ratably at each quarter end until fully vested on March 31, 2026, and 671,402 unvested Goodness Options of which 167,851 vest on December 31, 2023, and remainder vest ratably at each quarter end until fully vested on December 31, 2026; Mr. Heller held 739,654 vested Goodness Options, 575,287 unvested Goodness Options which vest ratably at each quarter end until fully vested on September 30, 2024, 287,888 unvested Goodness Option of which 71,972 vest on March 31, 2023, and the remainder vest ratably at each quarter end until fully vested on March 31, 2026, and 370,312 unvested Goodness Options of which 92,678 vest on December 31, 2023, and remainder vest ratably at each quarter end until fully vested on December 31, 2026; Ms. Shimpa held 2,910,468 vested Goodness Options, 249,503 unvested Goodness Options of which 62,376 vest on March 31, 2023, and the remainder vest ratably at each quarter end until fully vested on March 31, 2026, and 321,284 unvested Goodness Options of which 80,321 vest on December 31, 2023, and remainder vest ratably at each quarter end until fully vested on December 31, 2026.
(5)	The amounts reported in the Stock Awards column reflects aggregate grant date fair value of RSUs computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. The assumptions used in calculating the valuations are set forth in Note 16 to the Goodness Growth Audited Financial Statements in the Goodness Growth Annual Report on Form 10-K. At December 31, 2022 the NEOs had the following Goodness RSUs outstanding: Mr. Kingsley held 0 vested Goodness RSUs and 262,708 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 679,064 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Mr. Heller held 0 vested Goodness RSUs and 119,413 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 308,665 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Ms. Shimpa held 0 vested Goodness RSUs and 103,491 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 267,510 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022.
(6)	Ms. Shimpa was Goodness Growth’s Chief Administrative Officer until February 12, 2023. She was not an NEO in 2021.

Employment Agreements

Dr. Kyle Kingsley: On December 28, 2020, Dr. Kingsley entered into an employment agreement with Goodness Growth, whereby Goodness Growth agreed to continue to employ Dr. Kingsley as Goodness Growth’s Chief Executive Officer. The initial term of the agreement is for two years, but automatically extends for a one-year term on each succeeding one-year anniversary of the effective date of the agreement, subject to termination on an earlier date in accordance with the terms of their employment agreement, or unless either party gives written notice of non-renewal to the other party at least 180 days prior to automatic extension. Pursuant to Dr. Kingsley’s agreement, Goodness Growth has agreed to pay Dr. Kingsley an annual base salary of $360,000, with a potential annual cash bonus at Goodness Growth’s discretion in an amount determined by the Board. On February 2, 2022, Dr. Kingsley and Goodness Growth entered into an amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 100% of his annual base salary on the closing date of a change in control transaction, such as the Transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, such as the Transaction, and (iii) amended the severance payment rights upon termination of employment after a change in control (as defined in his employment agreement) such that if his employment is terminated by Goodness Growth without cause (as defined in his employment agreement) or by him for good reason (as defined in his employment agreement) during the twelve months following a change in control (as defined in his employment agreement), he will receive a lump sum payment equal to 200% of his annual base salary in place at the time. On February 14, 2023, Dr. Kingsley and Goodness Growth entered into a Third Amendment to the employment agreement which (i) provided for Dr. Kingsley’s resignation as CEO and his appointment to the role of Executive Chairman of Goodness Growth, (ii) lowered his annual base compensation to $260,000 per year, notwithstanding anything to the contrary in his employment agreement, and (iii) provides that all calculations of payments due to Dr. Kingsley as a result of a future separation of his employment shall be made as if his base salary were $360,000 per year. All other terms of Dr. Kingsley’s employment agreement, as previously amended, remained in effect.

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

Amber Shimpa: We entered into an employment agreement with Ms. Shimpa effective December 1, 2020 (the “Shimpa Employment Agreement”) with a two-year term, pursuant to which she receives an annual base salary of $260,000, with a potential annual cash bonus at the Company’s discretion in an amount determined by our CEO. The Shimpa Employment Agreement contains the same post-termination rights and benefits as our NEOs, which are described above under “Termination and Change in Control Benefits.” We entered into the first, second and third amendments to the Shimpa Employment Agreement on February 2, 2022, December 14, 2022 and February 12, 2023, respectively (collectively, the “Amended Shimpa Employment Agreement”). The Amended Shimpa Employment Agreement, among other things, revised certain termination benefits, provided the terms of equity compensation grants, and appointed her President of Goodness Growth and Chief Executive Officer of Vireo. As an executive officer, her compensation is reviewed, determined, and approved by the Compensation Committee. The description of the Amended Shimpa Employment Agreement is qualified in its entirety by the terms of the Amended Shimpa Employment Agreement, which is filed as Exhibits 10.19, 10.32, 10.39 and 10.42 to this Annual report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding equity awards for the NEOs as of December 31, 2022.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Dr. Kyle E. Kingsley	—	671,402	(1)	—	$1.77	March 14, 2032
	—	633,355	(2)	—	$0.30	December 14, 2032
	—	266,708	(3)	—	—	N/A
	—	679,064	(4)	—	—	N/A
John A. Heller	749,654	572,287	(5)	—	$0.77	September 10, 2030
	—	287,888	(1)	—	1.77	March 14, 2032
	—	370,712	(2)	—	0.30	December 14, 2032
	—	119,413	(3)	—	—	N/A
	—	308,665	(4)	—	—	N/A
Amber Shimpa	1,050,168	—		—	$0.19	January 2, 2028
	1,860,300	—		—	$0.33	May 1, 2028
	—	249,503	(1)	—	$1.77	March 14, 2032
	—	321,284	(2)	—	$0.30	December 14, 2032
	—	103,491	(3)	—	—	N/A
	—	267,510	(4)	—	—	N/A

(1)	25% of these Goodness Options vested on March 31, 2023, and the remainder will vest ratably on the last day of each calendar quarter until fully vested on March 31, 2026.
(2)	25% of these Goodness Options vest on December 31, 2023, and the remainder will vest ratably on the last day of each calendar quarter until fully vested on December 31, 2026.
(3)	One-third (1/3) of these Goodness RSUs vested on March 31, 2023, and the remainder will vest ratably on March 31, 2024, and March 31, 2025.
(4)	One-third (1/3) of these Goodness RSUs vest on December 31, 2023, and the remainder will vest ratably on December 31, 2024, and December 31, 2025.
(5)	82,621 Goodness Options vest on the last day of each calendar quarter until fully vested on September 30, 2024.

Retirement Benefit Plans

Goodness Growth did not offer any retirement benefit plans in 2022.

Termination and Change in Control Benefits

Employment Agreements

As described in more detail above, Goodness Growth entered into employment agreements with Dr. Kingsley, Mr. Heller, and Ms. Shimpa. The following describes the benefits to which each of these executives is entitled under his employment agreement upon certain events. Under their respective agreements, none of the NEOs is eligible for any post-termination benefits in the event of termination for Cause or without Good Reason or due to his retirement, death, or disability.

Upon a termination without Cause or for Good Reason before any Change in Control (each as defined below), the NEO would be entitled to: (i) severance equal to 50% of his or her annualized base salary payable in equal installments over the 12 month period following termination and (ii) continued participation in Goodness Growth’s health insurance, with Goodness Growth paying the portion of the premiums it would pay if he or she were still an employee, through the earliest of: 6 months after termination, the date he or she becomes eligible for group health insurance from another employer, or the date he or she is no longer eligible to continue participating in Goodness Growth’s group health plan under applicable law.

Upon a termination without Cause or for Good Reason within 12 months after a Change in Control, the NEO would be entitled to: (i) severance equal to 50% of his annualized base salary payable in a lump sum, (ii) continued participation in Goodness Growth’s health insurance, with Goodness Growth paying the portion of the premiums it would pay if he or she were still an employee, through the earliest of: 12 months after termination, the date he or she becomes eligible for group health insurance from another employer, or the date he or she is no longer eligible to continue participating in Goodness Growth’s group health plan under applicable law, and (iii) up to $10,000 for outplacement services within 12 months of termination.

If the NEO’s employment is terminated without Cause or for Good Reason, and a Change in Control occurs (i) within 6 months after his or her termination date or (ii) within 1 year after his termination date, pursuant to an agreement executed within 60 days after his or her termination date, he or she is entitled to an additional cash payment equal to 50% of his or her annualized base salary in a lump sum payment no later than 10 days after the Change in Control.

In addition, (i) each NEO will receive a retention bonus equal to 50% (100% in the case of Dr. Kingsley) of his or her annual base salary on the closing date of a change in control transaction, such as the Transaction, provided he or she is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for Cause (as defined in the employment agreements) or by him or her without Good Reason (as defined in the employment agreements), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, such as the Transaction. In addition, Dr. Kingsley’s Amendment amended the severance payment rights upon termination of employment after a Change in Control (as defined in his employment agreement) such that if his employment is terminated by Goodness Growth without Cause (as defined in his employment agreement) or by him for Good Reason (as defined in his employment agreement) during the twelve months following a Change in Control, he will receive a lump sum payment equal to 200% of his annual base salary in place at the time. Dr. Kingsley’s Third Amendment reduced his annual base salary to $260,000 but provided that all severance payments will be calculated as if his annual base salary were $360,000.

For purposes of the employment agreements, “Cause” means (a) the employee’s material failure to perform the employee’s job duties competently as reasonably determined by the Board, which is not cured within 15 days of notice; (b) gross misconduct by the employee which the Board reasonably determines is (or will be if continued) demonstrably and materially damaging to Goodness Growth; (c) fraud, misappropriation, or embezzlement by the employee; (d) an act or acts of dishonesty by the employee and intended to result in gain or personal enrichment of the employee at the expense of Goodness Growth; (e) the employee’s conviction of or plea of nolo contendere to a felony regardless of whether involving Goodness Growth and whether or not committed during the course of his employment, other than with respect to any criminal penalties related to the illegality of possessing or using Marijuana under the Controlled Substance Act, 21 U.S.C. Section 812(b); (f) the employee’s violation of Goodness Growth’s Code of Conduct, Employee Handbook or other material written policy, as reasonably determined by the Board, which is not cured within 15 days of notice; or (g) the employee’s material breach of his or her employment agreement or the Restrictive Covenants Agreement.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

The following table sets forth, as of December 31, 2022, securities authorized for issuance under each of the Goodness Growth 2018 Equity Incentive Plan (the “2018 Plan”) and the 2019 Plan. All outstanding Goodness Options under the 2018 Plan, as well as all outstanding compensation warrants, settle in Subordinate Voting Shares of Vireo. Outstanding Goodness Options under the 2019 Plan settle in either Subordinate Voting Shares or Multiple Voting Shares, at Goodness Growth’s option. Figures below are presented on an as-converted basis.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,465,892	$1.10	2,346,741
Equity compensation plans not approved by security holders	16,303,343	$0.25	--
Total	26,769,235	$0.47	2,346,741

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

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth the beneficial ownership of Goodness Growth’s Shares as of April 14, 2023, for (i) each member of the Board, (ii) each NEO, (iii) each person known to Goodness Growth to be the beneficial owner of more than 5% of Goodness Growth’s securities, and (iv) the directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities of which a person has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each beneficial owner listed in the table has sole voting and investment power with regard to the Goodness Shares owned by such person. The ownership percentages are based on the following Goodness Shares outstanding at the close of business on April 28, 2023: 86,721,030 Subordinate Voting Shares, 348,642 Multiple Voting Shares, and 65,411 Super Voting Shares.

	Subordinate Voting Shares			Multiple Voting Shares		Super Voting Shares		Total(1)		Voting(2)
Name and Address of Beneficial Owner	Number Beneficially Owned		% of Total Subordinate Voting Shares	Number Beneficially Owned	% of Total Multiple Voting Shares	Number Beneficially Owned	% of Total Super Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Dumont Global LP(7)	4,545,000		5.2%	—	*	—	—	4,545,000	3.5%	2.4%

NEOs and Directors
Dr. Kyle E. Kingsley	5,346,728	(3)	6.2%	—	*	65,411	100%	11,887,828	9.3%	37.8%
John A. Heller	39,804	(3)	*	—	—	—	—	39,804	*	*

Ross M. Hussey	83,106	(3)	*	16,803	4.8%	—	—	1,763,406	1.4%	*
Victor E. Mancebo	17,607	(3)	*	—	—	—	—	17,607	*	*
Judd T. Nordquist	358,546	(3)	*	845	*	—	—	443,046	*	*
Josh Rosen	2,255,536	(4)	2.6%	—	—	—	—	2,255,536	*	*
Amber H. Shimpa	3,030,870	(5)	3.5%	8,521	2.4%	—	—	3,882,970	3.0%	2.1%
Directors and executive officers as a group (9 persons)	12,902,031	(6)	14.9%	26,169	7.5%	65,411	100%	22,060,031	17.2%	42.3%

*	Less than 1%.

(1)	Total share values are on an as-converted to Subordinate Voting Share basis.
(2)	The voting percentages differ from the total capital stock percentages because our classes of securities have different voting rights and because the total capital stock numbers for each person reflect their beneficial ownership assuming they converted and exercised all shares that are convertible or exercisable within 60 days of April 30, 2023. Super Voting Shares have 1,000 votes per share and are convertible to 100 Subordinate Voting Shares. Multiple Voting Shares have 100 votes per share and are convertible to 100 Subordinate Voting Shares. Subordinate Voting Shares have 1 vote per share.
(3)	Reflects Goodness Options that are exercisable within 60 days of April 30, 2023.
(4)	Includes 730,014 Subordinate Voting Shares owned by Bengal Catalyst Fund LP. As Managing Partner of Bengal Capital, Mr. Rosen has shared voting control over these shares. Also includes Includes 5,522 Goodness RSUs and 1,500,000 Goodness Options that are vested or vest within 30 days of April 30, 2023.
(5)	Includes 34,497 Goodness RSUs and 2,972,843 Goodness Options that are vested or vest within 60 days of April 30, 2023.
(6)	Includes 260,270 Goodness RSUs and 11,868,217 Goodness Options that are vested or vest within 60 days of April 30, 2023.
(7)	Dumont Global LP has shared voting and dispositive power with Dumont Fund Partners LLC, Dumont Master Fund LP, and Chris Yetter. Dumont Global LP’s address is 215 Park Avenue South, 11th Floor, New York, NY 10003.

Item 13.	Certain Relationships and Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

A related party transaction includes any transaction or proposed transaction in which the Company is or will be a participant, the aggregate amount involved exceeds $120,000 in any fiscal year, and any related party has or will have a direct or indirect material interest. Related parties include any person who is or was (since January 1, 2022, even if such person does not presently serve in that role) an executive officer or director of the Company, any shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons. The Audit Committee is charged with oversight over related party transactions in which the Company is a participant.

Transactions with Related Parties

On August 17, 2021, the Company entered into a consulting agreement with Bengal Impact Partners, LLC (“Bengal”) to serve as a strategic advisor to the Company, as amended by amendment dated December 12, 2022 (as so amended, the “Consulting Agreement”). Mr. Rosen, one of our directors and currently our Interim Chief Executive Officer, is a managing partner at Bengal and has shared voting and profits interests in the firm. Pursuant to the terms of the Consulting Agreement, the Company paid Bengal a total cash amount of $141,613 cash, including $111,613 during 2022, issued 75,000 five-year warrants to purchase subordinate voting shares with a strike price of $1.62 per share, and issued 75,000 five-year warrants to purchase subordinate voting shares at $1.36 per share. The Company has no additional obligation to compensate Bengal under the Consulting Agreement.

DIRECTOR INDEPENDENCE

The independence of our directors is determined under Nasdaq Rules. The Nasdaq Rules include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each person that no material relationship exists with Goodness Growth either directly or as a partner, shareholder or officer of an organization that has a relationship with Goodness Growth.

The Board has determined that three of our five current directors are independent persons under the Nasdaq Rules, which is the majority of our Board: Ross M Hussey, Victor E. Mancebo, and Judd T. Nordquist. Joshua Rosen and Kyle Kingsley are executive officers of Goodness Growth and therefore not independent.

The independent directors meet in executive session, without the presence of non-independent directors and members of management, in conjunction with each regularly scheduled meeting of the Board. During 2022, 19 executive sessions were held. The Board encourages its independent directors to meet formally or informally without any non-independent directors, including members of management, being present, on an as-needed basis. In addition, the small size of the Board helps to create an atmosphere conducive to candid and open discussion among all directors.

Item 14.	Principal Accountant Fees and Services

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

Auditor Fees

The Audit Committee charter requires the pre-approval of any and all audit services and permissible non-audit services to be performed by Goodness Growth’s independent public accounting firm. All fees and services described in the table below were pre-approved by the Audit Committee. The aggregate fees billed for professional services provided by Davidson & Company LLP for the fiscal years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Audit Fees	$476,574	$718,120
Audit-Related Fees	$—	$—
Tax Fees(1)	$36,018	$28,622
All Other Fees	—	—
Total	$512,592	$746,742

(1)	Includes fees for services related to preparing and filing Form T1134 Information Return Relating to Controlled and Not Controlled Foreign Affiliates of Goodness Growth and the T2 Corporation Income Tax Return together with related schedules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1+	Arrangement Agreement between Verano Holdings Corp. and Goodness Growth Holdings, Inc., dated January 31, 2022 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 3, 2022)

3.1#	Articles of Vireo Health International, Inc.

3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

4.1#*	Coattail Agreement, dated March 18, 2019, by and among Kyle E. Kingsley, Vireo Health International, Inc. and Odyssey Trust Company

4.2#	Form of Warrant to Purchase Subordinate Voting Shares of Vireo Health International, Inc.

4.3	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2020)

4.4	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

4.5	Form of Voting Support Agreement dated January 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2022)

4.6	Lock-Up Agreement between Verano Holdings Corp. and Kyle Kingsley, dated January 31, 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2022)

10.1†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.2†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10. 3†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.6†#	Incentive Stock Option Agreement by and between Vireo Health International, Inc. and Kyle Kingsley, as of March 18, 2019

10.8†#*	Confidential Separation and Transition Services Agreement, Waiver and Release between Vireo Health, Inc. and Aaron Hoffnung, effective March 4, 2020

10.9#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.10#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.11#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.12#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.13#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.14#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.15#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.16#	Secondz Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.17#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.18#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.19†#	Employment Agreement between Vireo Health, Inc. and Amber Shimpa, effective as of December 1, 2020

10.20†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

10.21†#	Employment Agreement between Vireo Health, Inc. and Christian Gonzalez-Ocasio, effective as of December 1, 2020

10.22†#	Employment Agreement between Vireo Health, Inc. and John Heller, effective as of December 1, 2020

10.23+	Credit Agreement, dated March 25, 2021 by and among Vireo Health International, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2021)

10.24+	Purchase Agreement, dated November 1, 2021, by and among S Flower N Phoenix, Inc., ANR Management, LLC, Arizona Natural Remedies Inc., Elephant Head Farms LLC, and Retail Management Associates LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 5, 2021)

10.25*+	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 1, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.26*	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 24, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.27*	Third Amendment to Lease Agreement, dated September 24, 2021, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.28+	Third Amendment to Credit Agreement, dated January 31, 2022, among Goodness Growth Holdings, Inc., the other Borrowers party thereto, the Lenders party thereto, and Chicago Atlantic Admin, LLC as agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2022)

10.29†	Amendment to Employment Agreement, dated February 2, 2022, by and among Kyle Kingsley, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 8, 2022)

10.30†	Amendment to Employment Agreement, dated February 2, 2022, by and among John Heller, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 8, 2022)

10.31†	Amendment to Employment Agreement, dated February 2, 2022, by and among Christian Gonzalez, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 8, 2022)

10.32†	Amendment to Employment Agreement, dated February 2, 2022, by and among Amber Shimpa, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed February 8, 2022)

10.33	Fourth Amendment to Credit Agreement, dated March 2, 2022, by and among Goodness Growth Holdings, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 15, 2022)

10.34†	Employment Agreement between Joshua Rosen and Vireo Health, Inc., dated December 4, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2022)

10.35†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Kyle Kingsley (incorporated by reference to Exhibit 10.35 to the our Annual Report on Form 10-K filed March 31, 2023)

10.36†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and John Heller (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the year ended December 31, 2022)

10.37†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters (incorporated by reference to Exhibit 10.35 to the our Annual Report on Form 10-K filed March 31, 2023)

10.38†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Michael Schroeder (incorporated by reference to Exhibit 10.38 to the our Annual Report on Form 10-K filed March 31, 2023)

10.39†	Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa (incorporated by reference to Exhibit 10.39 to the our Annual Report on Form 10-K filed March 31, 2023)

10.40†	Third Amendment to Employment Agreement among Goodness Growth Holdings, Vireo Health, Inc. and Kyle Kingsley, effectve February 12, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2023)

10.41†	First Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Joshua Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2023)

10.42†	Third Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 17, 2023)

10.43	Fifth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 24, 2023 (incorporated by reference to Exhibit 10.43 to the our Annual Report on Form 10-K filed March 31, 2023)

10.44	Fourth Amendment to Lease Agreement, dated February 24, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.44 to the our Annual Report on Form 10-K filed March 31, 2023)

21.1	List of Subsidiaries of Goodness Growth Holdings, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on 10-K filed March 31, 2023)

23.1	Consent of Davidson & Company LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on 10-K filed March 31, 2023)

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to our Annual Report on Form 10-K filed March 31, 2023)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to our Annual Report on 10-K filed March 31, 2023)

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to our Annual Report on 10-K filed March 31, 2023)

31.3**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.4**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on 10-K filed March 31, 2023)

101^	Includes the following financial and related information from Goodness Growth’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

†	Indicates a management contract or compensatory plan or arrangement.

#	Previously filed as an exhibit to our registration statement on Form 10 filed on November 5, 2020 (File No. 000-56225) and subsequent amendments to our registration statement on Form 10 filed on December 22, 2020 and January 20, 2021.

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential.

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

**	Filed herewith

^	Previously filed with the Original Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023	GOODNESS GROWTH HOLDINGS, INC.
	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Interim Chief Executive Officer