Form 10-Q
period 2023-03-31
Goodness Growth Holdings, Inc.
filed 2023-05-15
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 86,721,030; Multiple Voting Shares – 348,642; and Super Voting Shares – 65,411.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$10,345,599	$15,149,333
Accounts receivable, net of allowance for doubtful accounts of $473,856 and $453,860, respectively	4,261,624	4,286,072
Inventory	21,852,027	20,508,023
Prepayments and other current assets	2,030,630	2,544,532
Assets Held for Sale	77,067,479	4,240,781
Total current assets	115,557,359	46,728,741
Property and equipment, net	25,750,814	89,606,932
Operating lease, right-of-use asset	2,789,741	6,110,787
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	8,617,180	8,776,946
Goodwill	183,836	183,836
Deposits	593,812	2,312,161
Deferred tax assets	1,390,000	1,687,000
Total assets	$158,632,742	$159,156,403
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$15,595,086	$14,928,780
Long-Term debt, current portion	3,050,000	11,780,000
Right of use liability	1,004,046	1,680,294
Liabilities held for sale	75,525,255	1,319,847
Total current liabilities	95,174,387	29,708,921
Right-of-use liability	10,370,395	79,757,994
Long-Term debt, net	55,155,615	46,248,604
Total liabilities	$160,700,397	$155,715,519

Commitments and contingencies (refer to Note 16)

Stockholders’ equity (deficiency)
Subordinate Voting Shares ($- par value, unlimited shares authorized; 86,721,030 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 348,642 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding, respectively)	—	—
Additional Paid in Capital	184,219,278	181,321,847
Accumulated deficit	(186,286,933)	(177,880,963)
Total stockholders' equity (deficiency)	$(2,067,655)	$3,440,884
Total liabilities and stockholders' equity (deficiency)	$158,632,742	$159,156,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$19,088,423	$15,638,572
Cost of sales
Product costs	9,578,211	9,682,977
Inventory valuation adjustments	(10,000)	3,466,917
Gross profit	9,520,212	2,488,678
Operating expenses:
Selling, general and administrative	7,156,835	9,277,969
Stock-based compensation expenses	1,675,594	642,506
Depreciation	159,511	156,096
Amortization	159,766	172,267
Total operating expenses	9,151,706	10,248,838

Income (loss) from operations	368,506	(7,760,160)

Other income (expense):
Impairment of long-lived assets	—	(5,313,176)
Gain on disposal of assets	—	168,359
Interest expenses, net	(7,134,789)	(4,601,799)
Other income (expenses)	22,313	1,199,994
Other income (expenses), net	(7,112,476)	(8,546,622)

Loss before income taxes	(6,743,970)	(16,306,782)

Current income tax expenses	(1,725,000)	(1,375,000)
Deferred income tax recoveries	63,000	3,115,000
Net loss and comprehensive loss	(8,405,970)	(14,566,782)
Net loss per share - basic and diluted	$(0.07)	$(0.11)
Weighted average shares used in computation of net loss per share - basic & diluted	128,126,330	128,111,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	2,813,400	—	(28,134)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	642,506	—	642,506
Net Loss	—	—	—	—	—	—	—	(14,566,782)	(14,566,782)
Balance at March 31, 2022	84,111,628	$—	374,586	$—	65,411	$—	$179,071,928	$(149,990,301)	$29,081,627

Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Stock-based compensation	—	—	—	—	—	—	1,675,594	—	1,675,594
Obligation to issue shares	—	—	—	—	—	—	1,221,837	—	1,221,837
Net Loss	—	—	—	—	—	—	—	(8,405,970)	(8,405,970)
Balance at March 31, 2023	86,721,030	$—	348,642	$—	65,411	$—	$184,219,278	$(186,286,933)	$(2,067,655)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,405,970)	$(14,566,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	(10,000)	3,466,917
Depreciation	159,511	156,096
Depreciation capitalized into inventory	734,087	700,193
Non-cash operating lease expense	206,290	274,067
Amortization of intangible assets	159,766	172,267
Stock-based payments	1,675,594	642,506
Interest Expense	1,398,848	996,157
Impairment of long-lived assets	—	5,313,176
Deferred income tax	(63,000)	(3,115,000)
Accretion	394,573	1,384,812
Gain on disposal of royalty asset	—	(168,359)
Change in operating assets and liabilities:
Accounts Receivable	24,448	(1,764,878)
Prepaid expenses	513,902	(1,877,011)
Inventory	(1,230,547)	(1,255,162)
Accounts payable and accrued liabilities	666,307	2,880,051
Change in assets and liabilities held for sale	(18,767)	—
Net cash used in operating activities	$(3,794,958)	$(6,760,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(197,827)	$(2,173,430)
Proceeds from sale of royalty asset	—	236,635
Deposits	(522,375)	(276,684)
Net cash provided by (used in) investing activities	$(720,202)	$(2,213,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	$—	$2,884,581
Lease principal payments	(288,574)	(464,214)
Net cash provided by (used in) financing activities	$(288,574)	$2,420,367

Net change in cash	$(4,803,734)	$(6,554,062)

Cash, beginning of year	$15,149,333	$15,155,279

Cash, end of year	$10,345,599	$8,601,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Goodness Growth Holdings, Inc. (“Goodness Growth” or the “Company”) (formerly, Vireo Health International, Inc.) was incorporated under the Alberta Business Corporations Act on November 23, 2004, as Dominion Energy, Inc.. Vireo Health, Inc., (“VHI”) was incorporated under the laws of the State of Delaware on December 28, 2017, with an effective date of January 1, 2018. Through a series of transactions known, colloquially, as a “reverse-triangular merger,” on March 18, 2019, VHI was acquired by a subsidiary of the Company, with the result that the former shareholder of VHI comprised over 99% of the shareholders of the Company. The Company was previously listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VREO.” On June 9, 2021, the Company changed its name to Goodness Growth Holdings, Inc. and its ticker symbol on the CSE to “GDNS.”

Goodness Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Goodness Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, New Mexico, and New York, and formerly in Arizona and Ohio.

While marijuana and CBD-infused products are legal under the laws of many U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. Recently some federal officials have attempted to distinguish between medical cannabis use as necessary, but recreational use as “still a violation of federal law.” At the present time, the distinction between “medical marijuana” and “recreational marijuana” does not exist under U.S. federal law.

On January 31, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano was to have acquired all of the issued and outstanding shares of Goodness Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares were to receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described in the Arrangement Agreement (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of a $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano had no factual or legal basis to justify or support purported termination of the Arrangement Agreement, which the Company determined to treat as a repudiation of the Arrangement Agreement.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2023 (the "Annual Financial Statements"). There have been no material changes to the Company’s significant accounting policies.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended March 31, 2023:

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

Recently adopted accounting pronouncements

In October of 2021 FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The adoption of the standard on January 1, 2023, did not have a material impact on the Company's results of operations or cash flows.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three month periods ended March 31, 2023 and 2022, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the three month period ending March 31, 2023 and 2022 were as follows:

	March 31,
	2023	2022
Stock options	28,566,282	26,261,054
Warrants	3,187,649	4,226,449
RSUs	3,102,765	1,094,200
Total	34,856,696	31,581,703

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended March 31,
	2023	2022
Retail	$16,471,799	$12,412,223
Wholesale	2,616,624	3,226,349
Total	$19,088,423	$15,638,572

New accounting pronouncements not yet adopted

None.

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

Assets Held for Sale

As of March 31, 2023 the Company identified property, equipment, and lease assets and liabilities associated with the businesses in New York, Nevada, Puerto Rico, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use such that the Company can better manage working capital and generate more favorable future cash flows. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$69,431,818
Intangible assets	662,501
Operating lease, right-of-use asset	3,508,869
Deferred Tax Assets	360,000
Deposits	3,104,291
Total assets held for sale	$77,067,479

Liabilities held for sale
Right of Use Liability	$75,525,255
Total liabilities held for sale	$75,525,255

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of March 31, 2023, and therefore no impairment charges were recorded.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable and long-term debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	March 31,	December 31,
	2023	2022
Trade receivable	$1,424,499	$1,421,027
Tax withholding receivable	2,755,396	2,755,396
Other	81,729	109,649
Total	$4,261,624	$4,286,072

Included in the trade receivables, net balance at March 31, 2023 and December 31, 2022, is an allowance for doubtful accounts of $189,695 and $169,699 respectively. Included in the tax withholding receivable, net balance at March 31, 2023 and December 31, 2022 is an allowance for doubtful accounts of $284,161.

6. Inventory

Inventory is comprised of the following items:

	March 31,	December 31,
	2023	2022
Work-in-progress	$15,223,386	$14,209,695
Finished goods	5,942,832	5,506,760
Other	685,809	791,568
Total	$21,852,027	$20,508,023

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	March 31,
	2023	2022
Work-in-progress	$15,072	$3,280,291
Finished goods	(25,072)	151,248
Other	—	35,378
Total	$(10,000)	$3,466,917

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	March 31,	December 31,
	2023	2022
Prepaid Insurance	$1,396,168	$1,894,385
Other Prepaid Expenses	634,462	650,147
Total	$2,030,630	$2,544,532

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Land	$863,105	$863,105
Buildings and leasehold improvements	16,001,232	17,567,628
Furniture and equipment	7,941,975	9,709,714
Software	202,815	221,540
Vehicles	241,864	646,257
Construction-in-progress	245,684	794,958
Right of use asset under finance lease	7,938,137	69,892,379
	33,434,812	99,695,581
Less: accumulated depreciation	(7,683,998)	(10,088,649)
Total	$25,750,814	$89,606,932

For the three months ended March 31, 2023 and 2022, total depreciation on property and equipment was $893,598 and $856,289, respectively. For the three months ended March 31, 2023 and 2022, accumulated amortization of the right of use asset under finance lease amounted to $1,934,235 and $2,736,162, respectively. The right of use asset under finance lease of $7,938,137 consists of leased processing and cultivation premises. The Company capitalized into inventory $734,087 and $700,193 relating to depreciation associated with manufacturing equipment and production facilities for the three months ended March 31, 2023 and 2022, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of March 31, 2023, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded an impairment charge of $0 (2022 - $5,313,176) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	March 31,	March 31,
	2023	2022
Finance lease cost
Amortization of ROU assets	$270,935	$274,800
Interest on lease liabilities	2,725,966	2,627,559
Operating lease costs	590,920	647,217
Total lease costs	$3,587,821	$3,549,576

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2023	March 31, 2023	Total
2023	$1,890,250	$8,388,953	$10,279,203
2024	2,243,050	11,063,698	13,306,748
2025	2,030,129	11,164,577	13,194,706
2026	1,609,276	11,496,826	13,106,102
2027	1,384,646	11,839,086	13,223,732
Thereafter	1,271,640	185,973,220	187,244,860
Total minimum lease payments	$10,428,991	$239,926,360	$250,355,351
Less discount to net present value	(3,077,902)	(160,377,753)	(163,455,655)
Less liabilities held for sale	(4,527,158)	(70,998,097)	(75,525,255)
Present value of lease liability	$2,823,931	$8,550,510	$11,374,441

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

Supplemental cash flow information related to leases:

	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$288,574	$464,214
Non-cash additions to ROU assets	4,054,328	—
Amortization of operating leases	309,747	323,090

Other information about lease amounts recognized in the financial statements:

	March 31,
	2023	2022
Weighted-average remaining lease term (years) – operating leases	4.67	5.42
Weighted-average remaining lease term (years) – finance leases	17.57	19.25
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	15.33%	15.29%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - January 1, 2022	$183,836
Impairment	—
Dispositions	—
Goodwill - December 31, 2022 and March 31, 2023	$183,836

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. On this date the Company performed a Step 1 goodwill impairment analysis. No indicators of impairment exists as of March 31, 2023.

11. Intangibles

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2021	$10,116,013	$68,276	$10,184,289
Divestitures	—	(68,276)	(68,276)
Amortization	(662,501)	—	(662,501)
Transfer to held for sale (Note 3)	(676,566)	—	(676,566)
Balance, December 31, 2022	$8,776,946	$—	$8,776,946
Amortization	(159,766)	—	(159,766)
Balance, March 31, 2023	$8,617,180	$—	$8,617,180

Amortization expense for intangibles was $159,766 and $172,267 during the three months ended March 31, 2023 and 2022, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $639,069 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	March 31,	December 31,
	2023	2022
Accounts payable – trade	$1,603,923	$1,905,008
Accrued Expenses	5,308,483	6,172,924
Taxes payable	7,972,563	6,166,145
Contract liability	710,117	684,703
Total accounts payable and accrued liabilities	$15,595,086	$14,928,780

13. Long-Term Debt

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company has paid off 60,000 in principal, and the remaining $1,050,000 principal balance is due on December 31, 2023.

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

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

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

On March 31, 2023, the Company executed a fifth amendment to its credit facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Agent"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 13,017,624 Subordinate Voting Shares in lieu of a cash extension fee. These 13,017,624 shares were valued at $1,221,837 on March 31, 2023, and considered a deferred financing cost. An additional 1,982,376 Subordinate Voting Shares are issuable at the discretion of the Agent. It also provides the Company with reduced cash outlays by eliminating required amortization of the loan, and requires the Company to divest certain assets to improve its liquidity position and financial performance. The Company has the potential to extend the maturity date on its Delayed Draw Loans up to January 31, 2026 with the satisfaction of certain financial performance-related conditions.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

The following table shows a summary of the Company’s long-term debt:

	March 31,	December 31,
	2023	2022
Beginning of year	$58,028,604	$27,329,907
Proceeds	—	28,000,000
Deferred financing costs	(1,221,837)	(2,236,919)
PIK interest	400,233	1,300,245
Amortization of deferred financing costs	998,615	3,635,371
End of period	58,205,615	58,028,604
Less: Current portion	3,050,000	11,780,000
Total long-term debt	$55,155,615	$46,248,604

As of March 31, 2023, stated maturities of long-term debt were as follows:

2023	$3,050,000
2024	55,155,615
Thereafter	—
Total	$58,205,615

14. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2023. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,	March 31,
	2023	2022
Risk-Free Interest Rate	3.84%	2.04%
Weighted Average Exercise Price	$0.28	$1.77
Expected Life of Options (years)	5.85	2.50
Expected Annualized Volatility	100.00%	55.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the three months ended March 31, 2023 and for the year ended December 31, 2022 is presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(7,504,677)	0.59	—
Exercised	(15,002)	0.48	—
Granted	7,840,899	0.90	—
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(2,442,385)	0.93	—
Granted	7,461,109	0.28	6.03
Options Outstanding at March 31, 2023	28,566,282	$0.54	6.70

Options Exercisable at March 31, 2023	20,545,749	$0.42	5.82

During the three months ended March 31, 2023 and 2022, the Company recognized $1,399,258 and $590,600 in stock-based compensation relating to stock options, respectively. As of March 31, 2023, the total unrecognized compensation costs related to unvested stock options awards granted was $1,189,326. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.3 years. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2023, was $0.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	—	$—	—
Granted	150,000	1.49	2.00
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	—	—	—
Warrants outstanding at March 31, 2023	150,000	$1.49	1.75

Warrants exercisable at March 31, 2023	150,000	$1.49	1.75

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	-	—
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at March 31, 2023	3,037,649	$3.50	2.98

Warrants exercisable at March 31, 2023	3,037,649	$3.50	2.98

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Expired	(13,583)	194.66	—
Warrants outstanding at December 31, 2022 and March 31, 2023	—	—	—

Warrants exercisable at March 31, 2023	—	$—	—

During the three months ended March 31, 2023 and 2022, $0 in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 in stock-based compensation was recorded in connection with the MVS warrants.

RSUs

The expense associated with RSUs is based on closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three months ended March 31, 2023 and 2022 the Company recognized $276,336 and $51,906, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted on March 15, 2022	1,094,200	1.81
Granted on December 15, 2022	2,127,477	0.29
Balance, December 31, 2022	3,221,677	0.81
Forfeitures	(118,912)	0.71
Balance, March 31, 2023	3,102,765	$0.81

Vested at March 31, 2023	260,269	$1.81

16. Commitments and Contingencies

Legal proceedings

Schneyer

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, sought unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2018. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S. and the Company.

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.

On June 20,2022 the Court issued an order amending and realigning the complaint brought by Capital for the Remaining Derivative Claims. The order also denied Vireo U.S.’s and Dorchester Management’s motion to dismiss the Remaining Derivative Claims brought by Capital.

Following this order, the litigation was permitted to proceed with Schneyer’s three direct contract claims against Vireo U.S and a direct fraud claim against Management and Vireo U.S. on an individual basis, as well as the Remaining Derivative Claims brought by Capital.

While Vireo U.S. continues to believe that Schneyer’s claims lack merit, it agreed to settle the litigation in April 2023 to avoid the expense, distraction and risk of the pre-trial and trial processes. Entering into this settlement in no way changes the defendants’ position that they did nothing wrong and that the claims were baseless.

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

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of a $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported termination of the Arrangement Agreement, which the Company determined to treat as a repudiation of the Arrangement Agreement.

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

17. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended March 31,
	2023	2022
Salaries and benefits	$3,797,410	$4,312,246
Professional fees	890,167	1,879,751
Insurance expenses	635,439	779,997
Marketing	225,113	358,760
Other expenses	1,608,706	1,947,215
Total	$7,156,835	$9,277,969

18. Supplemental Cash Flow Information(1)

	March 31,	March 31,
	2023	2022
Cash paid for interest	$5,731,120	$3,059,277
Cash paid for income taxes	—	—
(1)	For supplemental cash flow information related to leases, refer to Note 9.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2023, the Company’s financial liabilities consist of accounts payable and accrued liabilities, and debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders and debt financing. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the three months ended March 31, 2023, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $137,825.

20. Related Party Transactions

As of March 31, 2023, and December 31, 2022, there were $0 and $1,613 due to related parties, respectively.

For the three months ended March 31, 2023, and 2022, the Company paid a related party (Bengal Impact Partners, of which Joshua Rosen, who is the Company’s interim Chief Executive Officer and a member of the Company’s Board of Directors, is a managing partner) $1,613 and $20,000, respectively, for corporate advisory services.

21. Subsequent Events

On April 18, 2023, the Schneyer litigation (Note 16) was settled.

On April 28, 2023 the Company closed on a $2.0 million tranche of a new convertible debt facility which enables the Company to access up to $10.0 million in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an interest rate of 12.0 percent, including 6.0 percent cash and 6.0 percent paid-in-kind. The initial tranche's principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to U.S. $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of U.S. $0.145 or a 20.0 percent premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the Canadian Securities Exchange. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. Finally, in connection with this financing, the Company issued 6,250,000 Warrants (the “Warrants”) to purchase Subordinate Voting Shares of the Company to the lenders. The Warrants have a term of five years with a strike price equal to U.S. $0.145. The Company does not expect to issue any additional warrants related to this convertible loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

Three months ended March 31, 2023, Compared to Three months ended March 31, 2022

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in four states. For the three months ended March 31, 2023, 86% of our revenue was generated from retail dispensaries and 14% from wholesale business.  For the three months ended March 31, 2022, 79% of our revenue was generated from retail business and 21% from wholesale business.

For the three months ended March 31, 2023, Minnesota operations contributed approximately 56% of revenues, New York contributed 18%, New Mexico contributed 6%, and Maryland contributed 20%. For the three months ended March 31, 2022, Minnesota operations contributed approximately 45% of revenues, New York contributed 22%, Arizona contributed 6%, New Mexico contributed 6%, and Maryland contributed 21%.

Revenue for the three-months ended March 31, 2023 was $19,088,423, an increase of $3,449,851 or 22% compared to revenue of $15,638,572 for the three-months ended March 31, 2022. The increase is primarily attributable to increased revenue contributions from the retail business in Minnesota  partially offset by the lack of Arizona wholesale revenue. The key revenue driver is the increased patient demand in Minnesota driven by the addition of cannabis flower to the Minnesota medical program in March of 2022.

Retail revenue for the three months ended March 31, 2023 was $16,471,799 an increase of $4,059,576 or 33% compared to retail revenue of $12,412,223 for the three months ended March 31, 2022 primarily due to increased revenue contributions from Minnesota.

Wholesale revenue for the three months ended March 31, 2023 was $2,616,624, a decrease of $609,725 compared to wholesale revenue of $3,226,349 for the three months ended March 31, 2022. The decrease was primarily due to the lack of Arizona wholesale revenues.

	Three Months Ended
	March 31,
	2023	2022	$Change	% Change
Retail:
MN	$10,718,916	$6,664,088	$4,054,828	61%
NY	2,361,942	2,858,893	(496,951)	(17)%
NM	1,052,316	923,353	128,963	14%
MD	2,338,625	1,965,889	372,736	19%
Total Retail	$16,471,799	$12,412,223	$4,059,576	33%

Wholesale:
AZ	$—	$1,011,063	$(1,011,063)	(100)%
MD	1,563,875	1,262,588	301,287	24%
NY	1,052,749	509,238	543,511	107%
MN	—	443,460	(443,460)	—%
Total Wholesale	$2,616,624	$3,226,349	$(609,725)	(19)%

Total Revenue	$19,088,423	$15,638,572	$3,449,851	22%
AZ	$—	$(1,011,063)	$1,011,063	(100)%
Total Revenue excluding AZ	$19,088,423	$14,627,509	$4,460,914	30%
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

Cost of goods sold for the three months ended March 31, 2023 was $9,568,211, a decrease of $3,581,683 compared to the three months ended March 31, 2022 of $13,149,894.

Gross profit for the three months ended March 31, 2023 was $9,520,212, representing a gross margin of 50%. This is compared to gross profit for the three months ended March 31, 2022 of $2,488,678 or a 16% gross margin. The increase in gross profit and margin was driven primarily by increased retail sales in Minnesota and a $3,476,917 decrease in inventory valuation adjustments. The decrease in inventory valuation adjustments was driven by the lack of Arizona related inventory net realizable value write downs during the three months ended March 31, 2023.

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

Total expenses for the three months ended March 31, 2023 were $9,151,706 a decrease of $1,097,132 compared to total expenses of $10,248,838 for the three months ended March 31, 2022. The decrease in total expenses is primarily attributable to a decrease in salaries and wages and professional fees partially offset by an increase in share based compensation expense.

Operating Income (Loss) before Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the three months ended March 31, 2023 was $368,506 an increase of $8,128,666 compared to an operating loss of ($7,760,160) for the three months ended March 31, 2022.

Total Other Income (Expense)

Total other expense for the three months ended March 31, 2023 was $(7,112,476), a change of $1,434,146 compared to other expense of $(8,546,622) for the three months ended March 31, 2022. This change is primarily attributable to a decrease in impairment charges of $5,313,176 partially offset by an increase in interest expense of $2,532,990 driven by the Credit Facility.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2023, tax expense totaled $1,662,000 compared to tax recoveries of $1,740,000 for the three months ended March 31, 2022. The increase in tax expense is primarily attributable to increased gross profit, decreased inventory valuation adjustments, and decreased asset impairments.

NON-GAAP MEASURES

EBITDA is a non-GAAP measure that does not have standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measure presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided the non-GAAP financial measure, which is not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. This supplemental non-GAAP financial measure is presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measure presented provide additional perspective and insights when analyzing the core operating performance of the business. This supplemental non-GAAP financial measure should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(8,405,970)	$(14,566,782)
Interest expense, net	7,134,789	4,601,799
Income taxes	1,662,000	(1,740,000)
Depreciation & Amortization	319,277	328,363
Depreciation included in cost of goods sold	734,087	700,193
EBITDA (non-GAAP)	$1,444,183	$(10,676,427)

Liquidity, Financing Activities During the Period, and Capital Resources

We are an early-stage growth company. We are generating cash from sales and deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are for capital expenditures and improvements in existing facilities, product development and marketing, customer, supplier, investor, industry relations, and working capital.

Current management forecasts and related assumptions support the view that we can adequately manage the operational needs of the business.

Credit Facility

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company has paid off 60,000 in principal, and the remaining $1,050,000 principal balance is due on December 31, 2023.

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

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

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

On March 31, 2023, the Company executed a fifth amendment to its credit facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Agent"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 13,017,624 Subordinate

Voting Shares in lieu of a cash extension fee. These 13,017,624 shares were valued at $1,221,837 on March 31, 2023, and considered a deferred financing cost. An additional 1,982,376 Subordinate Voting Shares are issuable at the discretion of the Agent. It also provides the Company with reduced cash outlays by eliminating required amortization of the loan, and requires the Company to divest certain assets to improve its liquidity position and financial performance. The Company has the potential to extend the maturity date on its Delayed Draw Loans up to January 31, 2026 with the satisfaction of certain financial performance-related conditions.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

Cash Used in Operating Activities

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2023, a decrease of $3.0 million as compared to $6.8 million for the three months ended March 31, 2022. The decrease is primarily attributed to more favorable changes in working capital items, and increased gross profit.

Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2023, a decrease of $1.5 million compared to net cash used in investing activities of $2.2 million for the three months ended March 31, 2022. The decrease is primarily attributable to decreased property, plant, and equipment additions relative to the prior year quarter.

Cash Provided (Used) by Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2023, a change of $2.7 million as compared to $2.4 million provided by financing activities in the three months ended March 31, 2022. The change was principally due to increased proceeds received from the Credit Facility in 2022 as compared to 2023.

Lease Transactions

As of March 31, 2023, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of March 31, 2023, we operated 18 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2023	March 31, 2023	Total
2023	$1,890,250	$8,388,953	$10,279,203
2024	2,243,050	11,063,698	13,306,748
2025	2,030,129	11,164,577	13,194,706
2026	1,609,276	11,496,826	13,106,102
2027	1,384,646	11,839,086	13,223,732
Thereafter	1,271,640	185,973,220	187,244,860
Total minimum lease payments	$10,428,991	$239,926,360	$250,355,351
Less discount to net present value	(3,077,902)	(160,377,753)	(163,455,655)
Less liabilities held for sale	(4,527,158)	(70,998,097)	(75,525,255)
Present value of lease liability	$2,823,931	$8,550,510	$11,374,441

ADDITIONAL INFORMATION

Outstanding Share Data

As of May 11, 2023, we had 87,135,083 shares issued and outstanding, consisting of the following:

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

Options, Warrants, and Convertible Promissory Notes

As of March 31, 2023, we had 28,566,282 employee stock options outstanding, 3,102,765 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 150,000 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition.

Schneyer

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased it from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, sought unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2018. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S. and the Company.

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021 order.

On June 20,2022 the Court issued an order amending and realigning the complaint brought by Capital for the Remaining Derivative Claims. The order also denied Vireo U.S.’s and Dorchester Management’s motion to dismiss the Remaining Derivative Claims brought by Capital.

Following this order, the litigation was permitted to proceed with Schneyer’s three direct contract claims against Vireo U.S and a direct fraud claim against Management and Vireo U.S. on an individual basis, as well as the Remaining Derivative Claims brought by Capital.

While Vireo U.S. continues to believe that Schneyer’s claims lack merit, it agreed to settle the litigation in April 2023 to avoid the expense, distraction and risk of the pre-trial and trial processes. Entering into this settlement in no way changes the defendants’ position that they did nothing wrong and that the claims were baseless.

Verano

On January 31, 2022, the Company entered into the Arrangement Agreement with Verano, pursuant to which Verano was to have acquired all of the issued and outstanding shares of Goodness Growth pursuant to a Plan of Arrangement. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Goodness Growth Shares were to receive 0.22652 of a Verano Subordinate Voting Share, subject to adjustment as described below, for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Goodness Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of a $14,875,000 termination fee and its transaction expenses. Goodness Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported termination of the Arrangement Agreement, which the Company has determined to treat as a repudiation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended March 31, 2023.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.7

Form of Warrant to Purchase Subordinate Voting Shares of Goodness Growth Holdings, Inc.(issued in conjunction with Fifth Amendment to Credit Agreement and First Amendment to Security Agreement, dated March 31, 2023, by and among Goodness Growth Holdings, Inc., and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative and collateral agent).

10.45

Fifth Amendment to Credit Agreement and First Amendment to Security Agreement, dated March 31, 2023, by and among Goodness Growth Holdings, Inc., and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative and collateral agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC. (Registrant)

Date: May 15, 2023	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Interim Chief Executive Officer

Date: May 15, 2023	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer