Form 10-Q
period 2023-06-30
Goodness Growth Holdings, Inc.
filed 2023-08-14
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 108,262,130; Multiple Voting Shares – 348,642; and Super Voting Shares – 0.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$11,346,063	$15,149,333
Accounts receivable, net of allowance for doubtful accounts of $349,575 and $453,860, respectively	4,946,269	4,286,072
Inventory	19,783,582	20,508,023
Prepayments and other current assets	1,910,514	2,544,532
Warrants receivable	1,248,224	—
Assets Held for Sale	87,132,328	4,240,781
Total current assets	126,366,980	46,728,741
Property and equipment, net	24,279,582	89,606,932
Operating lease, right-of-use asset	2,126,179	6,110,787
Notes receivable, long-term	3,750,000	3,750,000
Intangible assets, net	8,048,913	8,776,946
Goodwill	—	183,836
Deposits	383,645	2,312,161
Deferred tax assets	995,000	1,687,000
Total assets	$165,950,299	$159,156,403
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$27,089,821	$14,928,780
Long-Term debt, current portion	53,869,962	11,780,000
Right of use liability	888,327	1,680,294
Liabilities held for sale	75,146,975	1,319,847
Total current liabilities	156,995,085	29,708,921
Right-of-use liability	9,673,146	79,757,994
Other long-term liabilities	215,237	—
Convertible debt, net	3,093,196
Long-Term debt, net	3,898,443	46,248,604
Total liabilities	$173,875,107	$155,715,519

Commitments and contingencies (refer to Note 17)

Stockholders’ equity (deficiency)
Subordinate Voting Shares ($- par value, unlimited shares authorized; 86,721,030 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 348,642 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 65,411 shares issued and outstanding)	—	—
Additional Paid in Capital	185,691,379	181,321,847
Accumulated deficit	(193,616,187)	(177,880,963)
Total stockholders' equity (deficiency)	$(7,924,808)	$3,440,884
Total liabilities and stockholders' equity (deficiency)	$165,950,299	$159,156,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$20,196,556	$21,090,148	$39,284,980	$36,728,720
Cost of sales
Product costs	10,275,584	10,663,251	19,853,795	20,346,228
Inventory valuation adjustments	589,676	59,871	579,676	3,526,788
Gross profit	9,331,296	10,367,026	18,851,509	12,855,704
Operating expenses:
Selling, general and administrative	8,059,427	8,625,439	15,216,262	17,903,408
Stock-based compensation expenses	2,037,204	1,098,008	3,712,798	1,740,513
Depreciation	117,681	163,127	277,191	319,224
Amortization	159,028	172,267	318,794	344,533
Total operating expenses	10,373,340	10,058,841	19,525,045	20,307,678

Income (loss) from operations	(1,042,044)	308,185	(673,536)	(7,451,974)

Other income (expense):
Impairment of long-lived assets	—	(54,739)	—	(5,367,915)
Gain (loss) on disposal of assets	(2,747,881)	—	(2,747,881)	168,359
Gain (loss) on sale of property and equipment	—	(10,930)	—	(10,930)
Interest expenses, net	(7,744,794)	(5,297,823)	(14,879,584)	(9,899,622)
Other income (expenses)	5,798,335	(82,769)	5,820,648	1,117,224
Other income (expenses), net	(4,694,340)	(5,446,261)	(11,806,817)	(13,992,884)

Loss before income taxes	(5,736,384)	(5,138,076)	(12,480,353)	(21,444,858)

Current income tax expenses	(1,652,871)	(965,000)	(3,377,871)	(2,340,000)
Deferred income tax recoveries	60,000	(80,000)	123,000	3,035,000
Net loss and comprehensive loss	(7,329,255)	(6,183,076)	(15,735,224)	(20,749,858)
Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.16)
Weighted average shares used in computation of net loss per share - basic & diluted	128,126,330	128,111,328	128,126,330	128,111,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	2,813,400	—	(28,134)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,740,513	—	1,740,513
Net Loss	—	—	—	—	—	—	—	(20,749,858)	(20,749,858)
Balance at June 30, 2022	84,111,628	$—	374,586	$—	65,411	$—	$180,169,935	$(156,173,377)	$23,996,558

Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Stock-based compensation	—	—	—	—	—	—	2,464,574	—	2,464,574
Obligation to issue shares	—	—	—	—	—	—	1,407,903	—	1,407,903
Warrants issued in financing activities	—	—	—	—	—	—	497,055	—	497,055
Net Loss	—	—	—	—	—	—	—	(15,735,224)	(15,735,224)
Balance at June 30, 2023	86,721,030	$—	348,642	$—	65,411	$—	$185,691,379	$(193,616,187)	$(7,924,808)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,735,224)	$(20,749,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	579,676	3,526,788
Depreciation	277,191	319,224
Depreciation capitalized into inventory	1,294,065	1,314,056
Non-cash operating lease expense	327,692	558,083
Amortization of intangible assets	318,794	344,533
Stock-based payments	3,712,798	1,740,513
Warrants receivable	(1,248,224)	—
Interest Expense	3,223,635	2,162,218
Impairment of long-lived assets	—	5,367,915
Deferred income tax	(123,000)	(3,035,000)
Accretion	593,063	2,521,196
Loss (gain) on sale of property and equipment	—	10,930
Loss on disposal of Red Barn Growers	2,909,757	—
Loss (gain) on disposal of assets	(161,727)	—
Gain on disposal of royalty asset	—	(168,359)
Change in operating assets and liabilities:
Accounts Receivable	(60,197)	(1,986,315)
Prepaid expenses	608,486	(1,031,442)
Inventory	(1,737,376)	(1,612,556)
Accounts payable and accrued liabilities	3,150,425	870,373
Change in assets and liabilities held for sale	(91,247)	—
Net cash used in operating activities	$(2,161,413)	$(9,847,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(2,478,645)	$(3,917,948)
Proceeds from sale of Red Barn Growers net of cash	439,186	—
Proceeds from sale of property, plant, and equipment	125,000	372,815
Proceeds from sale of royalty asset	—	236,635
Deposits	(260,545)	(403,281)
Net cash provided by (used in) investing activities	$(2,175,004)	$(3,711,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	$—	$16,355,643
Proceeds from convertible debt, net of issuance costs	3,497,462	—
Debt principal payments	(1,976,362)	—
Lease principal payments	(987,953)	(980,713)
Net cash provided by (used in) financing activities	$533,147	$15,374,930

Net change in cash	$(3,803,270)	$1,815,450

Cash, beginning of period	$15,149,333	$15,155,279

Cash, end of period	$11,346,063	$16,970,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Goodness Growth Holdings, Inc. (“Goodness Growth” or the “Company”) (formerly, Vireo Health International, Inc.) was incorporated under the Alberta Business Corporations Act on November 23, 2004, as Dominion Energy, Inc.. Vireo Health, Inc., (“VHI”) was incorporated under the laws of the State of Delaware on December 28, 2017, with an effective date of January 1, 2018. Through a series of transactions known, colloquially, as a “reverse-triangular merger,” on March 18, 2019, VHI was acquired by a subsidiary of the Company, with the result that the former shareholders of VHI comprised over 99% of the shareholders of the Company. The Company was previously listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VREO.” On June 9, 2021, the Company changed its name to Goodness Growth Holdings, Inc. and its ticker symbol on the CSE to “GDNS.”

Goodness Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Goodness Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, and New York, and formerly in New Mexico, Arizona, and Ohio.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2023, (the "Annual Financial Statements"). There have been no material changes to the Company’s significant accounting policies.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended June 30, 2023:

Name of entity	Place of incorporation
Vireo Health, Inc.	Delaware, USA
Vireo Health of New York, LLC	New York, USA
Minnesota Medical Solutions, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Vireo of Charm City, LLC	Maryland, USA
1776 Hemp, LLC	Delaware, USA
Vireo Health of Massachusetts, LLC	Delaware, USA
Mayflower Botanicals, Inc.	Massachusetts, USA
EHF Cultivation Management, LLC	Arizona, USA
Vireo Health of New Mexico, LLC	Delaware, USA
Red Barn Growers, Inc.	New Mexico, USA
Resurgent Biosciences, Inc.	Delaware, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
XAAS Agro, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Verdant Grove, Inc.	Massachusetts, USA

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three and six month periods ended June 30, 2023, and 2022, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the six month period ending June 30, 2023, and 2022 were as follows:

	June 30,
	2023	2022
Stock options	30,185,610	26,187,660
Warrants	9,437,649	4,226,449
RSUs	3,102,765	1,094,200
Convertible debt	27,756,593	—
Total	70,482,617	31,508,309

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retail	$17,143,099	$17,041,492	$33,614,899	$29,453,715
Wholesale	3,053,457	4,048,656	5,670,081	7,275,005
Total	$20,196,556	$21,090,148	$39,284,980	$36,728,720

New accounting pronouncements not yet adopted

None.

3. Business Combinations and Dispositions

Dispositions

On June 23, 2023, the Company divested all the assets and liabilities of Red Barn Growers, Inc., a New Mexico nonprofit organization effectively controlled by the Company’s subsidiary company, Vireo Health of New Mexico, LLC, to 37 Management Group, Inc., a New Mexico corporation (“37 Management”). As part of this transaction, the Company is to be paid $1,000,000, less cash on hand of $60,814, of which $439,186 was paid at closing, and $500,000 is to be paid within one year of the close date. Consideration received was less than the net book value of the transferred assets and liabilities of $3,848,943, resulting in a loss of $2,909,757 which was recorded in the consolidated statement of loss and comprehensive loss for the three and six months ended June 30, 2023.

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

Assets Held for Sale

As of June 30, 2023, the Company identified property, equipment, and lease assets and liabilities associated with the businesses in New York, Nevada, Puerto Rico, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use such that the Company can better manage working capital and generate more favorable future cash flows. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$79,308,869
Intangible assets	662,501
Operating lease, right-of-use asset	4,074,072
Deferred Tax Assets	815,000
Deposits	2,271,886
Total assets held for sale	$87,132,328

Liabilities held for sale
Right of Use Liability	$75,146,975
Total liabilities held for sale	$75,146,975

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of June 30, 2023, and therefore no impairment charges were recorded.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	June 30,	December 31,
	2023	2022
Trade receivable	$1,613,136	$1,421,027
Tax withholding receivable	2,789,504	2,755,396
Other	543,629	109,649
Total	$4,946,269	$4,286,072

Included in the trade receivables, net balance at June 30, 2023, and December 31, 2022, is an allowance for doubtful accounts of  $65,414 and $169,699 respectively. Included in the tax withholding receivable, net balance at June 30, 2023, and December 31, 2022, is an allowance for doubtful accounts of $284,161.

6. Inventory

Inventory is comprised of the following items:

	June 30,	December 31,
	2023	2022
Work-in-progress	$14,076,466	$14,209,695
Finished goods	5,125,923	5,506,760
Other	581,193	791,568
Total	$19,783,582	$20,508,023

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Work-in-progress	$540,967	$44,652	$556,039	$3,324,943
Finished goods	48,709	15,219	23,637	166,467
Other	—	—	—	35,378
Total	$589,676	$59,871	$579,676	$3,526,788

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	June 30,	December 31,
	2023	2022
Prepaid Insurance	$898,209	$1,894,385
Other Prepaid Expenses	1,012,305	650,147
Total	$1,910,514	$2,544,532

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Land	$863,105	$863,105
Buildings and leasehold improvements	14,929,970	17,567,628
Furniture and equipment	7,586,951	9,709,714
Software	242,204	221,540
Vehicles	284,000	646,257
Construction-in-progress	229,079	794,958
Right of use asset under finance lease	7,938,137	69,892,379
	32,073,446	99,695,581
Less: accumulated depreciation	(7,793,864)	(10,088,649)
Total	$24,279,582	$89,606,932

For the six months ended June 30, 2023, and 2022, total depreciation on property and equipment was $1,571,256 and $1,633,280, respectively. For the six months ended June 30, 2023, and 2022, accumulated amortization of the right of use asset under finance lease amounted to $2,077,675 and $3,007,098, respectively. The right of use asset under finance lease of $7,938,137 consists of leased processing and cultivation premises. The Company capitalized into inventory $1,294,065 and $1,314,056 relating to depreciation associated with manufacturing equipment and production facilities for the six months ended June 30, 2023, and 2022, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of June 30, 2023, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded an impairment charge of $0 (2022 - $5,367,915) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	June 30,	June 30,
	2023	2022
Finance lease cost
Amortization of ROU assets	$414,376	$549,601
Interest on lease liabilities	5,566,631	5,288,767
Operating lease costs	1,060,043	1,294,433
Total lease costs	$7,041,050	$7,132,801

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2023	June 30, 2023	Total
2023	$1,042,238	$5,614,232	$6,656,470
2024	2,007,051	11,063,698	13,070,749
2025	1,858,102	11,164,577	13,022,679
2026	1,522,046	11,496,826	13,018,872
2027	1,353,809	11,839,086	13,192,895
Thereafter	1,271,640	185,973,220	187,244,860
Total minimum lease payments	$9,054,886	$237,151,639	$246,206,525
Less discount to net present value	(2,745,266)	(157,752,810)	(160,498,077)
Less liabilities held for sale	(4,151,339)	(70,995,636)	(75,146,975)
Present value of lease liability	$2,158,281	$8,403,193	$10,561,473

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

Supplemental cash flow information related to leases:

	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$987,953	$980,713
Non-cash additions to ROU assets	4,054,328	—
Amortization of operating leases	512,880	657,921

Other information about lease amounts recognized in the financial statements:

	June 30,
	2023	2022
Weighted-average remaining lease term (years) – operating leases	4.70	5.25
Weighted-average remaining lease term (years) – finance leases	17.43	19.12
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	15.32%	15.27%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2021 and 2022	$183,836
Divestitures (Note 3)	(183,836)
Goodwill - June 30, 2023	$—

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of business. The valuation date for the Company’s annual impairment testing is December 31. Following the divestiture of Red Barn Growers (Note 3), the carrying value of goodwill is $0.

11. Intangibles

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2021	$10,116,013	$68,276	$10,184,289
Divestitures	—	(68,276)	(68,276)
Amortization	(662,501)	—	(662,501)
Transfer to held for sale (Note 3)	(676,566)	—	(676,566)
Balance, December 31, 2022	$8,776,946	$—	$8,776,946
Divestitures (Note 3)	(409,239)	—	(409,239)
Amortization	(318,794)	—	(318,794)
Balance, June 30, 2023	$8,048,913	$—	$8,048,913

Amortization expense for intangibles was $159,028 and $318,794 during the three and six months ended June 30, 2023, respectively, and $172,267 and $344,533 during the three and six months ending June 30, 2022, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $601,066 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	June 30,	December 31,
	2023	2022
Accounts payable – trade	$2,229,918	$1,905,008
Accrued Expenses	15,731,087	6,172,924
Taxes payable	8,502,127	6,166,145
Contract liability	626,689	684,703
Total accounts payable and accrued liabilities	$27,089,821	$14,928,780

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

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum and a maturity date of November 29, 2024. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

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

On March 31, 2023, the Company executed a fifth amendment to its Credit Facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Agent"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 15,000,000 Subordinate Voting Shares in lieu of a cash extension fee. These 15,000,000 shares were valued at $1,407,903 and considered a deferred financing cost. It also provides the Company with reduced cash outlays by eliminating required amortization of the loan, and requires the Company to divest certain assets to improve its liquidity position and financial performance. The Company has the potential to extend the maturity date on its Delayed Draw Loans up to January 31, 2026 with the satisfaction of certain financial performance-related conditions.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

The following table shows a summary of the Company’s long-term debt:

	June 30,	December 31,
	2023	2022
Beginning of year	$58,028,604	$27,329,907
Proceeds	—	28,000,000
Principal repayments	(1,976,362)	—
Deferred financing costs	(1,407,903)	(2,236,919)
PIK interest	801,934	1,300,245
Amortization of deferred financing costs	2,322,132	3,635,371
End of period	57,768,405	58,028,604
Less: current portion	53,869,962	11,780,000
Total long-term debt	$3,898,443	$46,248,604

As of June 30, 2023, stated maturities of long-term debt were as follows:

2023	$3,050,000
2024	54,718,405
Thereafter	—
Total	$57,768,405

14. Convertible Notes

On April 28, 2023, the Company closed on a new convertible debt facility which enables the Company to access up to $10,000,000 in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an annual interest rate of 12.0%, 6.0% cash and 6.0% paid-in-kind. The initial tranche's principal amount of Convertible Notes outstanding in the amount of $2,000,000, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of $0.145 or a 20.0% premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the Canadian Securities Exchange. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. If the notes are not converted, the outstanding principal amount and unpaid paid-in-kind interest is due on April 30, 2026.

During the three months ended June 30, 2023, the Company closed a second and third tranche of Convertible Notes, which are both convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from the second and third tranches amounted to $2,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055 (Note 16). The value of these warrants and other legal and administrative expenses amounting to $502,538 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

The following table shows a summary of the Company’s convertible debt:

	June 30,	December 31,
	2023	2022
Beginning of year	$—	$—
Proceeds	4,000,000	—
Deferred financing costs	(999,593)	—
PIK interest	24,707	—
Amortization of deferred financing costs	68,082	—
End of period	$3,093,196	—
Less: current portion	—	—
Total convertible debt	$3,093,196	$—

15. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of June 30, 2023. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,	June 30,
	2023	2022
Risk-Free Interest Rate	3.81%	2.04%
Weighted Average Exercise Price	$0.25	$1.77
Expected Life of Options (years)	6.12	2.50
Expected Annualized Volatility	100.00%	55.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the six months ended June 30, 2023, and for the year ended December 31, 2022, is presented below:

		Weighted Average	Weighted Avg.
	Number of Shares	Exercise Price	Remaining Life
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(7,504,677)	0.59	—
Exercised	(15,002)	0.48	—
Granted	7,840,899	0.90	—
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(3,065,793)	1.02	—
Granted	9,703,845	0.25	6.74
Options Outstanding at June 30, 2023	30,185,610	$0.50	6.68

Options Exercisable at June 30, 2023	22,323,534	$0.40	5.91

During the three and six months ended June 30, 2023, the Company recognized $600,377 and $1,999,635 in stock-based compensation relating to stock options, respectively. During the three and six months ended June 30, 2022, the Company recognized $802,118 and $1,393,718 in stock-based compensation relating to stock options, respectively. As of June 30, 2023, the total unrecognized compensation costs related to unvested stock options awards granted was $918,598. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.0 years. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2023, was $20,503 and $11,990, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
SVS Warrants	2023	2022
Risk-Free Interest Rate	3.51%	N/A
Expected Life (years)	5.00	N/A
Expected Annualized Volatility	100.00%	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	—	$—	—
Granted	150,000	1.49	2.00
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	6,250,000	0.15	5.00
Warrants outstanding at June 30, 2023	6,400,000	$0.18	4.75

Warrants exercisable at June 30, 2023	6,400,000	$0.18	4.75

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	-	—
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at June 30, 2023	3,037,649	$3.50	2.73

Warrants exercisable at June 30, 2023	3,037,649	$3.50	2.73

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Expired	(13,583)	194.66	—
Warrants outstanding at December 31, 2022 and June 30, 2023	—	—	—

Warrants exercisable at June 30, 2023	—	$—	—

During the three and six months ended June 30, 2023, and 2022, $0 in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 in stock-based compensation was recorded in connection with the MVS warrants.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Goodness Growth in the optimization of its cannabis flower products, with a particular focus on improving the quality and yield of top-grade “A” cannabis flower across its various operating markets, starting with Maryland and Minnesota. As part of this strategic agreement the Company is obligated to issue 10,000,000 warrants to purchase subordinate voting shares of Goodness Growth to Grown Rogue, with a strike price equal to a 25.0 percent premium to the 10-day volume weighted average price (“VWAP”) of Goodness Growth’s subordinate voting shares prior to the effective date of the agreement. These warrants have not been granted as of June 30, 2023, but were considered an accrued expense at a valuation $1,248,224 and included within stock-based compensation on the unaudited condensed consolidated statement of loss and comprehensive loss for the three and six month periods ended June 30, 2023.

RSUs

The expense associated with RSUs is based on closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and six months ended June 30, 2023, the Company recognized $188,603 and $464,939, respectively, in stock-based compensation expense related to RSUs. During the three and six months ended June 30, 2022 the Company recognized $295,890 and $346,795, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted on March 15, 2022	1,094,200	1.81
Granted on December 15, 2022	2,127,477	0.29
Balance, December 31, 2022	3,221,677	0.81
Forfeitures	(118,912)	0.71
Balance, June 30, 2023	3,102,765	$0.81

Vested at June 30, 2023	260,269	$1.81

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021, order.

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

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

18. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Salaries and benefits	$3,865,517	$4,354,631	$7,662,927	$8,666,877
Professional fees	1,696,559	752,645	2,586,726	2,632,396
Insurance expenses	676,049	1,243,899	1,311,488	2,023,896
Marketing	227,068	175,588	452,181	534,348
Other expenses	1,594,234	2,098,676	3,202,940	4,045,891
Total	$8,059,427	$8,625,439	$15,216,262	$17,903,408

19. Other Income (Expense)

The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act. During the three and six months ended June 30, 2023, the Company recorded and received $4,650,264 (2022 - $0) related to the CARES Employee Retention credit in other income on the unaudited condensed consolidated statement of loss and comprehensive loss for the three and six months ended June 30, 2023.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Goodness Growth in the optimization of its cannabis flower products, with a particular focus on improving the quality and yield of top-grade “A” cannabis flower across its various operating markets, starting with Maryland and Minnesota. As part of this strategic agreement the Grown Rogue is obligated to grant the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue to Goodness Growth, with a strike price equal to a 25.0 percent premium to the 10-day VWAP of Grown Rogue’s subordinate voting shares prior to the effective date of the agreement. These warrants have not been granted as of June 30, 2023, but were considered a warrant recievable at a black-scholes valuation of $1,248,224 and included within other income on the unaudited condesned consolidated statement of loss and comprehensive loss for the three and six month periods ended June 30, 2023. An exercise price of $0.25, an expected life of 5 years, an annual risk-free interest rate of 4.13%, and volatility of 100% were the valuation assumptions used in the black-scholes model.

20. Supplemental Cash Flow Information(1)

	June 30,	June 30,
	2023	2022
Cash paid for interest	$12,003,729	$6,386,720
Cash paid for income taxes	1,055,235	3,000,000
Change in construction accrued expenses	8,211,272	66,988
(1)	For supplemental cash flow information related to leases, refer to Note 9.

21. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, and notes receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Maryland, Massachusetts, Minnesota, Nevada, New York, and Puerto Rico with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has adhered, and intends to continue to adhere, strictly to the applicable state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2023, the Company’s financial liabilities consist of accounts payable and accrued liabilities, and debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders and debt financing. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the six months ended June 30, 2023, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $276,169.

22. Related Party Transactions

As of June 30, 2023, and December 31, 2022, there were $0 and $1,613 due to related parties, respectively.

For the six months ended June 30, 2023, and 2022, the Company paid a related party (Bengal Impact Partners, of which Joshua Rosen, who is the Company’s interim Chief Executive Officer and a member of the Company’s Board of Directors, is a managing partner) $1,613 and $60,000, respectively, for corporate advisory services.

23. Subsequent Events

On July 11, 2023, the Company issued the 15,000,000 Subordinate Voting Shares to its senior secured lender, Chicago Atlantic Admin, LLC, an affiliate of Green Ivy Capital, and a group of lenders in connection with the fifth amendment to its Credit Facility signed on March 31, 2023.

On July 31, 2023, all 65,411 Super Voting Shares were converted into 6,541,100 Subordinate Voting Shares of the Company.

On July 31, 2023, the Company closed on the fourth tranche of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received, net of deferred financing costs of $20,000, were $980,000.

On August 14, 2023, the Company entered into consulting, licensing and wholesale agreements with two additional dispensaries in Maryland that are owned and controlled by HA-MD LLC and currently operate under the Ethos brand name. The agreements will result in the two Ethos dispensaries in Hampden and Rockville being, upon regulatory approval, rebranded to Green Goods® and include an option to acquire the two dispensaries if and when allowed by applicable law and regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Amounts are presented in United States dollars, except as otherwise indicated.

Overview of the Company

Goodness Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in three limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods® and other retail dispensaries we own or operate as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

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

Three months ended June 30, 2023, Compared to Three months ended June 30, 2022

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in four states. For the three months ended June 30, 2023, 85% of our revenue was generated from retail dispensaries and 15% from wholesale business.  For the three months ended June 30, 2022, 81% of our revenue was generated from retail business and 19% from wholesale business.

For the three months ended June 30, 2023, Minnesota operations contributed approximately 57% of revenues, New York contributed 17%, New Mexico contributed 5%, and Maryland contributed 21%. For the three months ended June 30, 2022, Minnesota operations contributed approximately 48% of revenues, New York contributed 18%, Arizona contributed 6%, New Mexico contributed 11%, and Maryland contributed 17%.

Revenue for the three-months ended June 30, 2023, was $20,196,556, a decrease of $893,592 or 4% compared to revenue of $21,090,148 for the three-months ended June 30, 2022. The decrease is primarily attributable to decreased revenue contributions from the retail business in New Mexico and the lack of Arizona revenues, which was disposed of in 2022, partially offset by Minnesota and Maryland revenue growth. An increased number of operators and store count drove decreased New Mexico revenues, while increased patient count and demand drove increased Minnesota revenues.

Retail revenue for the three months ended June 30, 2023, was $17,143,099 an increase of $101,607 or 1% compared to retail revenue of $17,041,492 for the three months ended June 30, 2022, primarily due to increased revenue contributions from Minnesota and Maryland offset by decreased contributions from New York and New Mexico.

Wholesale revenue for the three months ended June 30, 2023, was $3,053,457, a decrease of $995,199 compared to wholesale revenue of $4,048,656 for the three months ended June 30, 2022. The decrease was primarily due to the lack of Arizona wholesale revenues.

	Three Months Ended
	June 30,
	2023	2022	$Change	% Change
Retail:
MN	$11,479,371	$9,928,201	$1,551,170	16%
NY	2,279,635	2,792,734	(513,099)	(18)%
NM	911,969	2,340,575	(1,428,606)	(61)%
MD	2,472,124	1,979,982	492,142	25%
Total Retail	$17,143,099	$17,041,492	$101,607	1%

Wholesale:
AZ	$—	$1,344,620	$(1,344,620)	(100)%
MD	1,837,145	1,565,835	271,310	17%
NY	1,176,585	909,521	267,064	29%
NM	39,727	—	39,727	100%
MN	—	228,680	(228,680)	(100)%
Total Wholesale	$3,053,457	$4,048,656	$(995,199)	(25)%

Total Revenue	$20,196,556	$21,090,148	$(893,592)	(4)%
NM and AZ	$(951,696)	$(3,685,195)	$2,733,499	(74)%
Total Revenue excluding NM and AZ	$19,244,860	$17,404,953	$1,839,907	11%
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

Cost of goods sold for the three months ended June 30, 2023, was $10,865,260, an increase of $142,138 compared to the three months ended June 30, 2022, of $10,723,122.

Gross profit for the three months ended June 30, 2023, was $9,331,296, representing a gross margin of 46%. This is compared to gross profit for the three months ended June 30, 2022, of $10,367,026 or a 49% gross margin. The decrease in gross profit and margin was driven primarily by an increase in inventory valuation adjustments of $529,805.

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

Total expenses for the three months ended June 30, 2023, were $10,373,340 an increase of $314,499 compared to total expenses of $10,058,841 for the three months ended June 30, 2022. The decrease in total expenses is primarily attributable to a decrease in salaries and wages and professional fees partially offset by an increase in share based compensation expense.

Operating Income (Loss) before Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the three months ended June 30, 2023, was ($1,042,044) a decrease of $1,350,229 compared to operating income of $308,185 for the three months ended June 30, 2022.

Total Other Income (Expense)

Total other expense for the three months ended June 30, 2023, was $(4,694,340), a change of $751,921 compared to other expense of $(5,446,261) for the three months ended June 30, 2022. This change is primarily attributable to an increased losses on disposal of assets and interest expense, partially offset by increased other income attributable to the receipt of $4,650,264  related to the CARES Employee Retention credit.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2023, tax expense totaled $1,592,871 compared to tax expense of $1,045,000 for the three months ended June 30, 2022.

Six months ended June 30, 2023, Compared to Six months ended June 30, 2022

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in five states. For the six months ended June 30, 2023, 86% of the revenue was generated from retail business and 14% from wholesale business. For the six months ended June 30, 2022, 80% of the revenue was generated from retail dispensaries and 20% from wholesale business.

For the six months ended June 30, 2023, Minnesota operations contributed approximately 57% of revenues, New York contributed 17%, New Mexico contributed 5%, and Maryland contributed 21%. For the six months ended June 30, 2022, Minnesota operations contributed approximately 47% of revenues, New York contributed 20%, Arizona contributed 6%, New Mexico contributed 9%, and Maryland contributed 18%.

Revenue for the six months ended June 30, 2023, was $39,284,980, an increase of $2,556,260 or 7% compared to revenue of $36,728,720 for the six months ended June 30, 2022. The increase is primarily attributable to increased revenue contributions from the retail business in Minnesota, partially offset by decreased retail revenues in New Mexico, and the lack of Arizona revenues, which was disposed of in 2022. The key revenue driver was increased patient demand in Minnesota, which is the result of the addition of cannabis flower to the Minnesota medical program in March of 2022.

Retail revenue for the six months ended June 30, 2023, was $33,614,899, an increase of $4,161,184 or 14% compared to retail revenue of $29,453,715 for the six months ended June 30, 2022, primarily due to revenue contributions from Minnesota and Maryland, partially offset by decreased New York and New Mexico retail revenues.

Wholesale revenue for the six months ended June 30, 2023, was $5,670,081, a decrease of $1,604,914 compared to wholesale revenue of $7,275,005 for the six months ended June 30, 2022. The decrease was primarily due to the lack of Arizona wholesale revenues.

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
Retail:
MN	$22,198,288	$16,592,289	$5,605,999	34%
NY	4,641,577	5,651,627	(1,010,050)	(18)%
NM	1,964,285	3,263,928	(1,299,643)	(40)%
MD	4,810,749	3,945,871	864,878	22%
Total Retail	$33,614,899	$29,453,715	$4,161,184	14%

Wholesale:
AZ	$—	$2,355,683	$(2,355,683)	(100)%
MD	3,401,020	2,828,423	572,597	20%
NY	2,229,334	1,418,759	810,575	57%
NM	39,727	—	39,727	100%
MN	—	672,140	(672,140)	(100)%
Total Wholesale	$5,670,081	$7,275,005	$(1,604,924)	(22)%

Total Revenue	$39,284,980	$36,728,720	$2,556,260	7%
NM and AZ	$(2,004,012)	$(5,619,611)	$3,615,599	(64)%
Total Revenue excluding NM and AZ	$37,280,968	$31,109,109	$6,171,859	20%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2023 was $20,433,471, a decrease of $3,439,545 compared to the six months ended June 30, 2022, of $23,873,016.

Gross profit for the six months ended June 30, 2023 was $18,851,509 representing a gross margin of 48%. This is compared to gross profit for the six months ended June 30, 2022 of $12,855,704 or a 35% gross margin. The increase in margin was driven by increased retail revenue contributions from Minnesota, which carries a high margin profile, both overall and as a percentage of total revenue, and the disposition of all Arizona wholesale operations, which carried a low margin in 2022.

Our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature that could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses for the six months ended June 30, 2023 were $19,525,045, a decrease of $782,633 compared to total expenses of $20,307,678 for the six months ended June 30, 2022. The decrease in total expenses was attributable to a decrease in general and administrative expenses partially offset by an increase in stock-based compensation expenses driven by increased option issuances in 2023 relative to 2022. The decrease in general and administrative expenses was driven by reduced headcount and other corporate cost savings initiatives.

Operating Loss before Income Taxes

Operating loss before other income (expense) and provision for income taxes for the six months ended June 30, 2023 was ($673,536), a decrease of $6,855,252 compared to $(7,451,974) for the six months ended June 30, 2022.

Total Other Expense

Total other expenses for the six months ended June 30, 2022, were $11,806,817, a decrease of $2,186,067 compared to $13,992,884 for the six months ended June 30, 2022. This decrease is primarily attributable to increased other income attributable to the receipt of $4,650,264 related to the CARES Employee Retention credit and the lack of impairment losses in 2023, partially offset by increased interest expense driven by the Credit Facility and increased losses on disposal of assets related to the Red Barn Growers disposition.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2023, tax expense totaled $3,254,871 compared to a tax recoveries of $695,000 for the six months ended June 30, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(7,329,255)	$(6,183,076)	$(15,735,224)	$(20,749,858)
Interest expense, net	7,744,794	5,297,823	14,879,584	9,899,622
Income taxes	1,592,871	1,045,000	3,254,871	(695,000)
Depreciation & Amortization	276,709	335,394	595,985	663,757
Depreciation included in cost of goods sold	559,978	613,863	1,294,065	1,314,056
EBITDA (non-GAAP)	$2,845,097	$1,109,004	$4,289,281	$(9,567,423)

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

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum and a maturity date of November 29, 2024.. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

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

On March 31, 2023, the Company executed a fifth amendment to its Credit Facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Agent"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 15,000,000 Subordinate Voting Shares in lieu of a cash extension fee. These 15,000,000 shares were valued at $1,407,903 and considered a deferred financing cost. It also provides the Company with reduced cash outlays by eliminating required amortization of the loan, and requires the Company to divest certain assets to improve its liquidity position and financial performance. The Company has the potential to extend the maturity date on its Delayed Draw Loans up to January 31, 2026 with the satisfaction of certain financial performance-related conditions.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

Convertible Notes

On April 28, 2023, the Company closed on a new convertible debt facility which enables the Company to access up to $10,000,000 in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an annual interest rate of 12.0%, 6.0% cash and 6.0% paid-in-kind. The initial tranche's principal amount of Convertible Notes outstanding in the amount of $2,000,000, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of $0.145 or a 20.0% premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the Canadian Securities Exchange. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. If the notes are not converted, the outstanding principal amount and unpaid paid in kind interest is due on April 30, 2026.

During the three months ended June 30, 2023, the Company closed a second and third tranche of Convertible Notes, which are both convertible into Subordinate Voting Shares at a conversion price of $0.145.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $502,538 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

Cash Used in Operating Activities

Net cash used in operating activities was $2.2 million for the six months ended June 30, 2023, a decrease of $7.7 million as compared to $9.8 million for the six months ended June 30, 2022. The decrease is primarily attributed to more favorable changes in working capital items, and increased gross profit.

Cash Used in Investing Activities

Net cash used in investing activities was $2.2 million for the six months ended June 30, 2023, a decrease of $1.5 million compared to net cash used in investing activities of $3.7 million for the six months ended June 30, 2022. The decrease is primarily attributable to decreased property, plant, and equipment additions relative to the prior year quarter.

Cash Provided (Used) by Financing Activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2023, a change of $14.8 million as compared to $15.4 million provided by financing activities in the six months ended June 30, 2022. The change was principally due to decreased proceeds received from the Credit Facility in 2023 as compared to 2022.

Lease Transactions

As of June 30, 2023, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of June 30, 2023, we operated 14 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2023	June 30, 2023	Total
2023	$1,042,238	$5,614,232	$6,656,470
2024	2,007,051	11,063,698	13,070,749
2025	1,858,102	11,164,577	13,022,679
2026	1,522,046	11,496,826	13,018,872
2027	1,353,809	11,839,086	13,192,895
Thereafter	1,271,640	185,973,220	187,244,860
Total minimum lease payments	$9,054,886	$237,151,639	$246,206,525
Less discount to net present value	(2,745,266)	(157,752,810)	(160,498,076)
Less liabilities held for sale	(4,151,339)	(70,995,636)	(75,146,975)
Present value of lease liability	$2,158,281	$8,403,193	$10,561,474

ADDITIONAL INFORMATION

Outstanding Share Data

As of August 11, 2023, we had 108,610,772 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

108,262,130 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

348,642 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

0 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of June 30, 2023, we had 30,185,610 employee stock options outstanding, 3,102,765 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 6,400,000 Subordinate Voting Share compensation warrants outstanding.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 22, 2022, the Minnesota Court of Appeals denied the immediate review of the December 9, 2021, order.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the six months ended June 30, 2023.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.45

Sixth Amendment to the Credit Agreement and Frist Amendment to the Security Agreement, dates of March 31, 2023, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collaterial agent (incorporated by reference to Exhibit 10.45 to our Registration Statement on Form S-1 filed with the SEC on August 4, 2023).

10.46

Consulting Agreement, dated May 24, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited ULC (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 filed with the SEC on August 3, 2023).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC. (Registrant)

Date: August 14, 2023	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Interim Chief Executive Officer

Date: August 14, 2023	By:	/s/ John A. Heller
		Name:	John A. Heller
		Title:	Chief Financial Officer