Form 10-Q
period 2023-09-30
Goodness Growth Holdings, Inc.
filed 2023-11-14
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 11, 2023, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 108,332,330; Multiple Voting Shares – 347,940; and Super Voting Shares – 0.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited and condensed)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$13,296,137	$15,149,333
Accounts receivable, net of allowance for doubtful accounts of $344,937 and $453,860, respectively	5,688,782	4,286,072
Inventory	19,056,338	20,508,023
Prepayments and other current assets	1,834,013	2,544,532
Notes receivable, current	3,750,000	—
Warrants receivable	1,566,445	—
Assets Held for Sale	89,918,392	4,240,781
Total current assets	135,110,107	46,728,741
Property and equipment, net	23,812,949	89,606,932
Operating lease, right-of-use asset	2,182,174	6,110,787
Notes receivable, long-term	—	3,750,000
Intangible assets, net	8,935,019	8,776,946
Goodwill	—	183,836
Deposits	383,645	2,312,161
Deferred tax assets	1,245,000	1,687,000
Total assets	$171,668,894	$159,156,403
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$33,638,534	$14,928,780
Long-Term debt, current portion	55,432,463	11,780,000
Right of use liability	907,998	1,680,294
Liabilities held for sale	75,439,119	1,319,847
Total current liabilities	165,418,114	29,708,921
Right-of-use liability	9,700,492	79,757,994
Other long-term liabilities	235,577	—
Convertible debt, net	5,107,477	—
Long-Term debt, net	4,060,633	46,248,604
Total liabilities	$184,522,293	$155,715,519

Commitments and contingencies (refer to Note 17)

Stockholders’ equity (deficiency)
Subordinate Voting Shares ($- par value, unlimited shares authorized; 108,332,330 shares issued and outstanding)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 347,940 shares issued and outstanding)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 0 shares issued and outstanding)	—	—
Additional Paid in Capital	185,991,816	181,321,847
Accumulated deficit	(198,845,215)	(177,880,963)
Total stockholders' equity (deficiency)	$(12,853,399)	$3,440,884
Total liabilities and stockholders' equity (deficiency)	$171,668,894	$159,156,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, unaudited and condensed)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$24,675,145	$18,854,101	$63,960,125	$55,582,821
Cost of sales
Product costs	10,493,561	9,186,241	30,347,357	29,532,469
Inventory valuation adjustments	984,196	131,000	1,563,872	3,657,788
Gross profit	13,197,388	9,536,860	32,048,896	22,392,564
Operating expenses:
Selling, general and administrative	6,749,314	8,489,728	21,965,576	26,393,136
Stock-based compensation expenses	296,617	896,081	4,009,415	2,636,594
Depreciation	99,929	167,940	377,121	487,164
Amortization	180,034	172,267	498,828	516,800
Total operating expenses	7,325,894	9,726,016	26,850,940	30,033,694

Income (loss) from operations	5,871,494	(189,156)	5,197,956	(7,641,130)

Other income (expense):
Impairment of long-lived assets	—	(2,108,703)	—	(7,476,618)
Gain (loss) on disposal of assets	(50,686)	—	(2,798,567)	168,359
Gain (loss) on sale of property and equipment	—	7,583	—	(3,347)
Interest expenses, net	(7,915,658)	(5,573,263)	(22,795,242)	(15,472,885)
Other income (expenses)	345,824	79,750	6,166,472	1,196,975
Other income (expenses), net	(7,620,520)	(7,594,633)	(19,427,337)	(21,587,516)

Loss before income taxes	(1,749,026)	(7,783,789)	(14,229,381)	(29,228,646)

Current income tax expenses	(3,980,000)	(1,790,000)	(7,357,871)	(4,130,000)
Deferred income tax recoveries	500,000	1,150,000	623,000	4,185,000
Net loss and comprehensive loss	(5,229,026)	(8,423,789)	(20,964,252)	(29,173,646)
Net loss per share - basic and diluted	$(0.04)	$(0.07)	$(0.16)	$(0.23)
Weighted average shares used in computation of net loss per share - basic & diluted	141,332,852	128,120,949	132,576,879	128,114,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, unaudited and condensed)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	4,733,600	—	(47,336)	—	—	—	—	—	—
Options exercised	15,002	—	—	—	—	—	7,201	—	7,201
Stock-based compensation	—	—	—	—	—	—	2,636,594	—	2,636,594
Net Loss	—	—	—	—	—	—	—	(29,173,646)	(29,173,646)
Balance at September 30, 2022	86,046,830	$—	355,384	$—	65,411	$—	$181,073,217	$(164,597,165)	$16,476,052

Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Conversion of MVS shares	70,200	—	(702)	—	—	—	—	—	—
Conversion of Super Voting Shares	6,541,100	—	—	—	(65,411)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,765,011	—	2,765,011
Shares issued in financing activities	15,000,000	—	—	—	—	—	1,407,903	—	1,407,903
Warrants issued in financing activities	—	—	—	—	—	—	497,055	—	497,055
Net Loss	—	—	—	—	—	—	—	(20,964,252)	(20,964,252)
Balance at September 30, 2023	108,332,330	$—	347,940	$—	—	$—	$185,991,816	$(198,845,215)	$(12,853,399)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, July 1, 2022	84,111,628	$—	374,586	$—	65,411	$—	$180,169,935	$(156,173,376)	$23,996,559
Conversion of MVS shares	1,920,200	—	(19,202)	—	—	—	—	—	—
Options exercised	15,002	—	—	—	—	—	7,201	—	7,201
Stock-based compensation	—	—	—	—	—	—	896,081	—	896,081
Net Loss	—	—	—	—	—	—	—	(8,423,789)	(8,423,789)
Balance at September 30, 2022	86,046,830	$—	355,384	$—	65,411	$—	$181,073,217	$(164,597,165)	$16,476,052

Balance, July 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$185,691,379	$(193,616,189)	$(7,924,810)
Conversion of MVS shares	70,200	—	(702)	—	—	—	—	—	—
Conversion of Super Voting Shares	6,541,100	—	—	—	(65,411)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	300,437	—	300,437
Shares issued in financing activities	15,000,000	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(5,229,026)	(5,229,026)
Balance at September 30, 2023	108,332,330	$—	347,940	$—	—	$—	$185,991,816	$(198,845,215)	$(12,853,399)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except for per share data, unaudited and condensed)

	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,964,252)	$(29,173,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	1,563,872	3,657,788
Depreciation	377,121	487,164
Depreciation capitalized into inventory	1,846,418	1,959,536
Non-cash operating lease expense	423,821	852,687
Amortization of intangible assets	498,828	516,800
Amortization of intangible assets capitalized into inventory	24,779	—
Stock-based payments	4,009,415	2,636,594
Warrants receivable	(1,566,445)	—
Interest Expense	5,111,930	3,430,733
Impairment of long-lived assets	—	7,476,618
Deferred income tax	(623,000)	(4,185,000)
Accretion	800,392	3,407,030
Loss (gain) on sale of property and equipment	—	3,347
Loss on disposal of Red Barn Growers	2,909,757	—
Loss (gain) on disposal of assets	(111,190)	—
Gain on disposal of royalty asset	—	(168,359)
Change in operating assets and liabilities:
Accounts Receivable	(902,709)	(1,408,580)
Prepaid expenses	684,987	(1,601,742)
Inventory	(1,932,554)	(2,205,236)
Accounts payable and accrued liabilities	7,459,350	2,360,044
Change in assets and liabilities held for sale	(116,882)	—
Net cash used in operating activities	$(506,362)	$(11,954,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(2,630,724)	$(4,938,587)
Intangible license additions	(1,090,919)	—
Proceeds from sale of Red Barn Growers net of cash	439,186	387,512
Proceeds from sale of property, plant, and equipment	242,088	—
Proceeds from sale of royalty asset	—	236,635
Deposits	(263,545)	(482,539)
Net cash provided by (used in) investing activities	$(3,303,914)	$(4,796,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	$—	$24,868,143
Proceeds from convertible debt, net of issuance costs	5,348,140	—
Proceeds from option exercises	—	7,201
Debt principal payments	(1,976,362)	—
Lease principal payments	(1,414,698)	(1,437,346)
Net cash provided by (used in) financing activities	$1,957,080	$23,437,998

Net change in cash	$(1,853,196)	$6,686,797

Cash, beginning of period	$15,149,333	$15,155,279

Cash, end of period	$13,296,137	$21,842,076

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

The termination of the Arrangement Agreement gives rise to substantial doubt about the Company’s ability to continue as a going concern. Company management is working with the Company’s lenders, counsel, and other applicable parties to implement a plan to effectively mitigate the conditions giving rise to substantial doubt. Elements of this plan may include, but are not limited to, asset sales, debt restructuring, and capital raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s continuance as going concern is dependent on its future profitability and implementation of the aforementioned plan. The Company may not be successful in these efforts.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended September 30, 2023:

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

The entities listed are wholly owned or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company, and all intercompany transactions and balances have been eliminated in the Company's unaudited condensed consolidated financial statements.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three and nine month periods ended September 30, 2023, and 2022, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the nine month period ending September 30, 2023, and 2022 were as follows:

	September 30,
	2023	2022
Stock options	29,633,217	26,121,908
Warrants	9,437,649	3,037,649
RSUs	2,714,491	1,094,200
Convertible debt	42,074,926	—
Total	83,860,283	30,253,757

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail	$20,147,074	$16,389,226	$53,761,973	$45,842,941
Wholesale	4,299,106	2,464,875	9,969,187	9,739,880
Service	228,965	—	228,965	—
Total	$24,675,145	$18,854,101	$63,960,125	$55,582,821

New accounting pronouncements not yet adopted

None.

3. Business Combinations and Dispositions

Dispositions

On June 23, 2023, the Company divested all the assets and liabilities of Red Barn Growers, Inc., a New Mexico nonprofit organization effectively controlled by the Company’s subsidiary company, Vireo Health of New Mexico, LLC, to 37 Management Group, Inc., a New Mexico corporation (“37 Management”). As part of this transaction, the Company is to be paid $1,000,000, less cash on hand of $60,814, of which $439,186 was paid at closing, and $500,000 is to be paid within one year of the close date. Consideration received was less than the net book value of the transferred assets and liabilities of $3,848,943, resulting in a loss of $2,909,757 which was recorded in the consolidated statement of loss and comprehensive loss for the nine months ended September 30, 2023.

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

Assets Held for Sale

As of September 30, 2023, the Company identified property, equipment, and lease assets and liabilities associated with the businesses in New York, Nevada, Puerto Rico, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use such that the Company can better manage working capital and generate more favorable future cash flows. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$81,471,620
Intangible assets	662,500
Operating lease, right-of-use asset	4,444,386
Deferred Tax Assets	1,065,000
Deposits	2,274,886
Total assets held for sale	$89,918,392

Liabilities held for sale
Right of Use Liability	$75,439,119
Total liabilities held for sale	$75,439,119

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of September 30, 2023, and therefore no impairment charges were recorded.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	September 30,	December 31,
	2023	2022
Trade receivable	$2,058,671	$1,421,027
Tax withholding receivable	2,789,504	2,755,396
Other	840,607	109,649
Total	$5,688,782	$4,286,072

Included in the trade receivables, net balance at September 30, 2023, and December 31, 2022, is an allowance for doubtful accounts of  $60,777 and $169,699 respectively. Included in the tax withholding receivable, net balance at September 30, 2023, and December 31, 2022, is an allowance for doubtful accounts of $284,161.

6. Inventory

Inventory is comprised of the following items:

	September 30,	December 31,
	2023	2022
Work-in-progress	$12,775,733	$14,209,695
Finished goods	5,475,574	5,506,760
Other	805,031	791,568
Total	$19,056,338	$20,508,023

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Work-in-progress	$1,024,225	$87,300	$1,580,264	$3,412,243
Finished goods	(40,029)	43,700	(16,392)	210,167
Other	—	—	—	35,378
Total	$984,196	$131,000	$1,563,872	$3,657,788

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	September 30,	December 31,
	2023	2022
Prepaid Insurance	$1,301,977	$1,894,385
Other Prepaid Expenses	532,036	650,147
Total	$1,834,013	$2,544,532

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Land	$863,105	$863,105
Buildings and leasehold improvements	15,124,915	17,567,628
Furniture and equipment	7,778,210	9,709,714
Software	242,204	221,540
Vehicles	284,000	646,257
Construction-in-progress	28,524	794,958
Right of use asset under finance lease	7,938,137	69,892,379
	32,259,095	99,695,581
Less: accumulated depreciation	(8,446,146)	(10,088,649)
Total	$23,812,949	$89,606,932

For the nine months ended September 30, 2023, and 2022, total depreciation on property and equipment was $2,223,540 and $2,446,700, respectively. For the nine months ended September 30, 2023, and 2022, accumulated amortization of the right of use asset under finance lease amounted to $2,221,116 and $3,121,441, respectively. The right of use asset under finance lease of $7,938,137 consists of leased processing and cultivation premises. The Company capitalized into inventory $1,846,419 and $1,959,536 relating to depreciation associated with manufacturing equipment and production facilities for the nine months ended September 30, 2023, and 2022, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of September 30, 2023, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded an impairment charge of $0 (2022 - $7,476,618) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	September 30,	September 30,
	2023	2022
Finance lease cost
Amortization of ROU assets	$557,817	$824,401
Interest on lease liabilities	8,409,687	7,976,015
Operating lease costs	1,472,588	1,938,797
Total lease costs	$10,440,092	$10,739,213

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2023	September 30, 2023	Total
2023	$550,016	$2,839,510	$3,389,526
2024	2,235,607	11,063,698	13,299,305
2025	2,071,603	11,164,577	13,236,180
2026	1,711,744	11,496,826	13,208,570
2027	1,417,358	11,839,086	13,256,444
Thereafter	1,303,884	185,973,220	187,277,104
Total minimum lease payments	$9,290,212	$234,376,917	$243,667,129
Less discount to net present value	(2,692,837)	(154,926,683)	(157,619,520)
Less liabilities held for sale	(4,388,751)	(71,050,368)	(75,439,119)
Present value of lease liability	$2,208,624	$8,399,866	$10,608,490

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

Supplemental cash flow information related to leases:

	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments	$1,414,698	$1,437,346
Non-cash additions to ROU assets	—	—
Amortization of operating leases	670,782	997,804

Other information about lease amounts recognized in the financial statements:

	September 30,
	2023	2022
Weighted-average remaining lease term (years) – operating leases	4.27	5.05
Weighted-average remaining lease term (years) – finance leases	17.14	18.89
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	15.31%	15.25%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2021 and 2022	$183,836
Divestitures (Note 3)	(183,836)
Goodwill - September 30, 2023	$—

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of the business. The valuation date for the Company’s annual impairment testing is December 31. Following the divestiture of Red Barn Growers (Note 3), the carrying value of goodwill is $0.

11. Intangibles

Intangible assets are comprised of the following items:

	Licenses	Royalty Asset	Total
Balance December 31, 2021	$10,116,013	$68,276	$10,184,289
Divestitures	—	(68,276)	(68,276)
Amortization	(662,501)	—	(662,501)
Transfer to held for sale (Note 3)	(676,566)	—	(676,566)
Balance, December 31, 2022	$8,776,946	$—	$8,776,946
Divestitures (Note 3)	(409,239)	—	(409,239)
Additions	1,090,919	—	1,090,919
Amortization	(523,607)	—	(523,607)
Balance, September 30, 2023	$8,935,019	$—	$8,935,019

Amortization expense for intangibles was $204,813 and $523,607 during the three and nine months ended September 30, 2023, respectively, and $172,267 and $516,800 during the three and nine months ending September 30, 2022, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

During the nine months ended September 30, 2023, the Company paid $1,090,919 in conversion fees to obtain licenses to grow, process, and sell recreational cannabis products in Maryland. These conversion fees were capitalized as intangible asset licenses and  will be amortized over a five year useful life.

The Company estimates that amortization expense will be $819,655 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	September 30,	December 31,
	2023	2022
Accounts payable – trade	$1,475,905	$1,905,008
Accrued Expenses	18,798,228	6,172,924
Taxes payable	12,631,626	6,166,145
Contract liability	732,775	684,703
Total accounts payable and accrued liabilities	$33,638,534	$14,928,780

13. Long-Term Debt

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company has paid off $60,000 in principal, and the remaining $1,050,000 principal balance is due on December 31, 2023.

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

The following table shows a summary of the Company’s long-term debt:

	September 30,	December 31,
	2023	2022
Beginning of year	$58,028,604	$27,329,907
Proceeds	—	28,000,000
Principal repayments	(1,976,362)	—
Deferred financing costs	(1,407,903)	(2,236,919)
PIK interest	1,203,110	1,300,245
Amortization of deferred financing costs	3,645,647	3,635,371
End of period	59,493,096	58,028,604
Less: current portion	55,432,463	11,780,000
Total long-term debt	$4,060,633	$46,248,604

As of September 30, 2023, stated maturities of long-term debt were as follows:

2023	$3,050,000
2024	56,443,096
Thereafter	—
Total	$59,493,096

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

During the nine months ended September 30, 2023, the Company closed four additional tranche of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $4,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055 (Note 16). The value of these warrants and other legal and administrative expenses amounting to $651,860 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

The following table shows a summary of the Company’s convertible debt:

	September 30,	December 31,
	2023	2022
Beginning of year	$—	$—
Proceeds	6,000,000	—
Deferred financing costs	(1,148,915)	—
PIK interest	100,864	—
Amortization of deferred financing costs	155,528	—
End of period	$5,107,477	—
Less: current portion	—	—
Total convertible debt	$5,107,477	$—

15. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2023. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the nine months ended September 30, 2023, the Company issued the 15,000,000 Subordinate Voting Shares to its senior secured lender, Chicago Atlantic Admin, LLC, an affiliate of Green Ivy Capital, and a group of lenders in connection with the fifth amendment to its Credit Facility signed on March 31, 2023 (Note 13).

During the nine months ended September 30, 2023, 65,411 Super Voting Shares were redeemed for 6,541,100 Subordinate Voting Shares

During the nine months ended September 30, 2023, 702 Multiple Voting Shares were redeemed for 70,200 Subordinate Voting Shares

During the nine months ended September 30, 2022, 47,336 Multiple Voting Shares were redeemed for 4,733,600 Subordinate Voting Shares

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,	September 30,
	2023	2022
Risk-Free Interest Rate	3.81%	2.04%
Weighted Average Exercise Price	$0.25	$1.77
Expected Life of Options (years)	6.12	2.50
Expected Annualized Volatility	100.00%	55.00%
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the nine months ended September 30, 2023, and for the year ended December 31, 2022, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(7,504,677)	0.59	—
Exercised	(15,002)	0.48	—
Granted	7,840,899	0.90	—
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(3,618,186)	1.02	—
Granted	9,703,845	0.25	6.31
Options Outstanding at September 30, 2023	29,633,217	$0.50	6.37

Options Exercisable at September 30, 2023	23,029,572	$0.40	5.76

During the three and nine months ended September 30, 2023, the Company recognized $248,000 and $2,247,635 in stock-based compensation relating to stock options, respectively. During the three and nine months ended September 30, 2022, the Company recognized $600,191 and $1,993,908 in stock-based compensation relating to stock options, respectively. As of September 30, 2023, the total unrecognized compensation costs related to unvested stock options awards granted was $554,218. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.0 years. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2023, was $25,224 and $15,626, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,
SVS Warrants	2023	2022
Risk-Free Interest Rate	3.51%	N/A
Expected Life (years)	5.00	N/A
Expected Annualized Volatility	100.00%	N/A
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	—	$—	—
Granted	150,000	1.49	2.00
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	6,250,000	0.15	5.00
Warrants outstanding at September 30, 2023	6,400,000	$0.18	4.50

Warrants exercisable at September 30, 2023	6,400,000	$0.18	4.50

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	-	—
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at September 30, 2023	3,037,649	$3.50	2.48

Warrants exercisable at September 30, 2023	3,037,649	$3.50	2.48

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Expired	(13,583)	194.66	—
Warrants outstanding at December 31, 2022 and September 30, 2023	—	—	—

Warrants exercisable at September 30, 2023	—	$—	—

During the three and nine months ended September 30, 2023, and 2022, $0 in stock-based compensation expense was recorded in connection with the SVS compensation warrants and $0 in stock-based compensation was recorded in connection with the MVS warrants.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Goodness Growth in the optimization of its cannabis flower products, with a particular focus on improving the quality and yield of top-grade “A” cannabis flower across its various operating markets, starting with Maryland and Minnesota. As part of this strategic agreement the Company is obligated to issue 10,000,000 warrants to purchase subordinate voting shares of Goodness Growth to Grown Rogue, with a strike price equal to a 25.0 percent premium to the 10-day volume weighted average price (“VWAP”) of Goodness Growth’s subordinate voting shares prior to the effective date of the agreement. These warrants have not been granted as of September 30, 2023, but were considered an accrued expense at a valuation $1,244,404 and included within stock-based compensation on the unaudited condensed consolidated statement of loss and comprehensive loss for the three and nine month periods ended September 30, 2023.

RSUs

The expense associated with RSUs is based on the closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and nine months ended September 30, 2023, the Company recognized $52,437 and $517,376, respectively, in stock-based compensation expense related to RSUs. During the three and nine months ended September 30, 2022 the Company recognized $295,890 and $642,686, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted on March 15, 2022	1,094,200	1.81
Granted on December 15, 2022	2,127,477	0.29
Balance, December 31, 2022	3,221,677	0.81
Forfeitures	(507,186)	0.63
Balance, September 30, 2023	2,714,491	$0.84

Vested at September 30, 2023	260,269	$1.81

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

While Vireo U.S. continues to believe that Schneyer’s claims lack merit, it agreed to settle the litigation in April 2023 to avoid the expense, distraction and risk of the pre-trial and trial processes. Entering into this settlement in no way changed the defendants’ position that they did nothing wrong and that the claims were baseless.

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

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

18. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Salaries and benefits	$3,844,445	$4,256,955	$11,507,372	$12,923,832
Professional fees	687,007	1,627,328	3,273,733	4,259,724
Insurance expenses	656,100	469,774	1,967,588	2,493,670
Marketing	161,782	292,276	613,963	826,624
Other expenses	1,399,980	1,843,395	4,602,920	5,889,286
Total	$6,749,314	$8,489,728	$21,965,576	$26,393,136

19. Other Income (Expense)

The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act. During the nine months ended September 30, 2023, the Company recorded and received

$4,650,264 (2022 - $0) related to the CARES Employee Retention credit in other income on the unaudited condensed consolidated statement of net loss and comprehensive loss for the nine months ended September 30, 2023.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Goodness Growth in the optimization of its cannabis flower products, with a particular focus on improving the quality and yield of top-grade “A” cannabis flower across its various operating markets, starting with Maryland and Minnesota. As part of this strategic agreement the Grown Rogue is obligated to grant the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue to Goodness Growth. These warrants have not been granted as of September 30, 2023, but were considered a warrant receivable at a black-scholes valuation of $1,566,445 and included within other income on the unaudited condensed consolidated statement of net loss and comprehensive loss for the nine month period ended September 30, 2023. An exercise price of $0.166, an expected life of 5 years, an annual risk-free interest rate of 4.13%, and volatility of 100% were the valuation assumptions used in the black-scholes model.

20. Supplemental Cash Flow Information(1)

	September 30,	September 30,
	2023	2022
Cash paid for interest	$18,214,889	$10,844,910
Cash paid for income taxes	1,055,235	3,000,000
Change in construction accrued expenses	10,475,367	77,836
(1)	For supplemental cash flow information related to leases, refer to Note 9.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2023, the Company’s financial liabilities consist of accounts payable and accrued liabilities, and debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from shareholders and debt financing. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the nine months ended September 30, 2023, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $414,345.

22. Related Party Transactions

As of September 30, 2023, and December 31, 2022, there were $0 and $1,613 due to related parties, respectively.

For the nine months ended September 30, 2023, and 2022, the Company paid a related party (Bengal Impact Partners, of which Joshua Rosen, who is the Company’s interim Chief Executive Officer and a member of the Company’s Board of Directors, is a managing partner) $1,613 and $90,000, respectively, for corporate advisory services.

23. Subsequent Events

On October 5, 2023, Goodness Growth issued 10,000,000 warrants to purchase subordinate voting shares of Goodness Growth to Grown Rogue, with a strike price equal to C$0.317 (US$0.233), which represented a 25.0 percent premium to the 10-day volume weighted average price (“VWAP”) of Goodness Growth’s subordinate voting shares on the trading day immediately prior to the effective date of the Agreement. Similarly, Grown Rogue issued 8,500,000 warrants to purchase shares of Grown Rogue to Goodness Growth, with a strike price equal to C$0.225 (US$0.166), which represented a 25.0 percent premium to the 10-day VWAP of Grown Rogue’s subordinate voting shares on the trading day immediately prior to the effective date of the Agreement. The warrants exchanged in the agreement were issued with five-year terms to exercise (provided that the Grown Rogue warrants may terminate earlier on an insolvency event relating to Goodness Growth), may not be registered with the United States Securities & Exchange Commission or qualified by any Canadian provincial securities commission, and are not assignable except as set forth in the warrant certificates, as more particularly described in the May 25, 2023 announcement.

On October 30, 2023, the Company executed a fifth amendment to its lease with its landlord on its cannabis cultivation and manufacturing facilities located in Johnstown, New York. As part of the fifth amendment to the lease in Johnstown, the Company and its landlord have agreed to increase the tenant improvement allowance on the lease by an additional $14.0 million. The increase in tenant improvement funds will be utilized to support the completion of the construction of the indoor expansion project that was announced in September 2021. The parties have also agreed to a monthly base rental increase of $210,000 beginning November 2023.

In October of 2023, the Company closed on the two additional tranches of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received, net of deferred financing costs of $152,124, were $1,847,876.

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

The termination of the Arrangement Agreement gives rise to substantial doubt about the Company’s ability to continue as a going concern. Company management is working with the Company’s lenders, counsel, and other applicable parties to implement a plan to effectively mitigate the conditions giving rise to substantial doubt. Elements of this plan may include, but are not limited to, asset sales, debt restructuring, and capital raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s continuance as going concern is dependent on its future profitability and implementation of the aforementioned plan. The Company may not be successful in these efforts.

Three months ended September 30, 2023, Compared to Three months ended September 30, 2022

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in four states. For the three months ended September 30, 2023, 82%

of our revenue was generated from retail dispensaries, 17% from wholesale business, and 1% was generated from service revenue.  For the three months ended September 30, 2022, 87% of our revenue was generated from retail business and 13% from wholesale business.

For the three months ended September 30, 2023, Minnesota operations contributed approximately 48% of revenues, New York contributed 14%, and Maryland contributed 38%. For the three months ended September 30, 2022, Minnesota operations contributed approximately 54% of revenues, New York contributed 20%, New Mexico contributed 9%, and Maryland contributed 17%.

Revenue for the three-months ended September 30, 2023, was $24,675,145, an increase of $5,821,044 or 31% compared to revenue of $18,854,101 for the three-months ended September 30, 2022. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of recreational sales on July 1, 2023, and increased in revenue contributions from Minnesota driven by increased patient count, partially offset by the lack of New Mexico revenues, which was divested in June of 2023.

Retail revenue for the three months ended September 30, 2023, was $20,147,074 an increase of $3,757,848 or 23% compared to retail revenue of $16,389,226 for the three months ended September 30, 2022, primarily due to increased revenue contributions from the Maryland business driven by the commencement of recreational sales on July 1, 2023, and increased in revenue contributions from Minnesota driven by increased patient count, partially offset by the lack of New Mexico revenues, which was divested in June of 2023

Wholesale revenue for the three months ended September 30, 2023, was $4,299,106, an increase of $1,834,23 compared to wholesale revenue of $2,464,875 for the three months ended September 30, 2022. The increase was primarily due to increased revenue contributions from the Maryland business driven by the commencement of recreational sales on July 1, 2023.

	Three Months Ended
	September 30,
	2023	2022	$Change	% Change
Retail:
MN	$11,791,001	$10,252,523	$1,538,478	15%
NY	2,185,701	2,541,913	(356,212)	(14)%
NM	—	1,721,017	(1,721,017)	(100)%
MD	6,170,372	1,873,773	4,296,599	229%
Total Retail	$20,147,074	$16,389,226	$3,757,848	23%

Wholesale:
AZ	$—	$—	$—	—%
MD	2,923,376	1,333,864	1,589,512	119%
NY	1,375,730	1,131,011	244,719	22%
NM	—	—	—	100%
Total Wholesale	$4,299,106	$2,464,875	$1,834,231	74%

MD Service Revenue	$228,965	$—	$228,965	100%

Total Revenue	$24,675,145	$18,854,101	$5,821,044	31%
NM and AZ	$—	$(1,721,017)	$1,721,017	(100)%
Total Revenue excluding NM and AZ	$24,675,145	$17,133,084	$7,542,061	44%
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

Cost of goods sold for the three months ended September 30, 2023, was $11,477,757, an increase of $2,160,516 compared to the three months ended September 30, 2022, of $9,317,241.

Gross profit for the three months ended September 30, 2023, was $13,197,388, representing a gross margin of 53%. This is compared to gross profit for the three months ended September 30, 2022, of $9,536,860 or a 51% gross margin. The increases were primarily attributable to increased profit and margin contributions in Maryland driven by the commencement of Maryland recreational sales on July 1, 2023.

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

Total expenses for the three months ended September 30, 2023, were $7,325,894 a decrease of $2,400,122 compared to total expenses of $9,726,016 for the three months ended September 30, 2022. The decrease in total expenses is primarily attributable to a decrease in salaries and wages, insurance expenses, and stock-based compensation expense.

Operating Income (Loss) before Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the three months ended September 30, 2023, was $5,871,494 an increase of $6,060,650 compared to operating loss of $189,156 for the three months ended September 30, 2022.

Total Other Income (Expense)

Total other expense for the three months ended September 30, 2023, was $(7,620,520), a change of $25,887 compared to other expense of $(7,594,663) for the three months ended September 30, 2022. This change is primarily attributable to an increased interest expenses partially offset by the decreased losses on the disposal of assets.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2023, tax expense totaled $3,480,000 compared to tax expense of $640,000 for the three months ended September 30, 2022.

Nine months ended September 30, 2023, Compared to Nine months ended September 30, 2022

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in five states. For the nine months ended September 30, 2023, 84% of the revenue was generated from retail business and 16% from wholesale business. For the nine months ended September 30, 2022, 82% of the revenue was generated from retail dispensaries and 18% from wholesale business.

For the nine months ended September 30, 2023, Minnesota operations contributed approximately 54% of revenues, New York contributed 16%, New Mexico contributed 3%, and Maryland contributed 27%. For the nine months ended September 30, 2022, Minnesota operations contributed approximately 50% of revenues, New York contributed 19%, Arizona contributed 4%, New Mexico contributed 9%, and Maryland contributed 18%.

Revenue for the nine months ended September 30, 2023, was $63,960,125, an increase of $8,377,304 or 15% compared to revenue of $55,582,821 for the nine months ended September 30, 2022. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of recreational sales on July 1, 2023, and increased in revenue contributions from Minnesota driven by increased patient count, partially offset by the lack of New Mexico revenues, which was divested in June of 2023.

Retail revenue for the nine months ended September 30, 2023, was $53,761,973, an increase of $7,919,032 or 17% compared to retail revenue of $45,842,941 for the nine months ended September 30, 2022. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of recreational sales on July 1, 2023, and increased in revenue contributions from Minnesota driven by increased patient count, partially offset by decreased New Mexico revenues, which was divested in June of 2023.

Wholesale revenue for the nine months ended September 30, 2023, was $9,969,187, an increase of $229,307 compared to wholesale revenue of $9,739,880 for the nine months ended September 30, 2022. The increase was primarily due to to increased revenue contributions from the Maryland business driven by the commencement of recreational sales on July 1, 2023, partially offset by the lack of Arizona revenues.

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
Retail:
MN	$33,989,289	$26,844,812	$7,144,477	27%
NY	6,827,278	8,193,540	(1,366,262)	(17)%
NM	1,964,285	4,984,945	(3,020,660)	(61)%
MD	10,981,121	5,819,644	5,161,477	89%
Total Retail	$53,761,973	$45,842,941	$7,919,032	17%

Wholesale:
AZ	$-	$2,355,683	$(2,355,683)	(100)%
MD	6,324,396	4,162,287	2,162,109	52%
NY	3,605,064	2,549,770	1,055,294	41%
NM	39,727	—	39,727	100%
MN	-	672,140	(672,140)	(100)%
Total Wholesale	$9,969,187	$9,739,880	$229,307	2%

MD Service Revenue	$228,965	$—	$228,965	100%

Total Revenue	$63,960,125	$55,582,821	$8,377,304	15%
NM and AZ	$(2,004,012)	$(7,340,628)	$5,336,616	(73)%
Total Revenue excluding NM and AZ	$61,956,113	$48,242,193	$13,713,920	28%
N.M. Not Meaningful

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 30, 2023 was $31,911,229, a decrease of $1,279,028 compared to the nine months ended September 30, 2022, of $33,190,257.

Gross profit for the nine months ended September 30, 2023 was $32,048,896 representing a gross margin of 50%. This is compared to gross profit for the nine months ended September 30, 2022 of $22,392,564 or a 40% gross margin. The increase in margin was driven by increased retail revenue contributions from Minnesota, which carries a high margin profile, both overall and as a percentage of total revenue, the disposition of all Arizona wholesale operations, which carried a low margin in 2022, and the commencement of recreational sales in Maryland on July 1, 2023.

Our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature that could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses for the nine months ended September 30, 2023 were $26,850,940, a decrease of $3,182,754 compared to total expenses of $30,033,694 for the nine months ended September 30, 2022. The decrease in total expenses was attributable to a decrease in general and administrative expenses partially offset by an increase in stock-based compensation expenses driven by increased option issuances in 2023 relative to 2022. The decrease in general and administrative expenses was driven by reduced headcount and other corporate cost savings initiatives.

Operating Loss before Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the nine months ended September 30, 2023 was $5,197,956, an increase of $12,839,086 compared to $(7,641,130) for the nine months ended September 30, 2022.

Total Other Expense

Total other expenses for the nine months ended September 30, 2023, were $19,427,337, a decrease of $2,160,179 compared to $21,587,516 for the nine months ended September 30, 2022. This decrease is primarily attributable to increased other income attributable to the receipt of $4,650,264 related to the CARES Employee Retention credit and the lack of impairment losses in 2023, partially offset by increased interest expense driven by the Credit Facility and increased losses on disposal of assets related to the Red Barn Growers disposition.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended September 30, 2023, tax expense totaled $6,734,871 compared to a tax recoveries of $55,000 for the nine months ended September 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(5,229,026)	$(8,423,789)	$(20,964,252)	$(29,173,646)
Interest expense, net	7,915,658	5,573,263	22,795,242	15,472,885
Income taxes	3,480,000	640,000	6,734,871	(55,000)
Depreciation & Amortization	279,963	340,207	875,949	1,003,964
Depreciation and amortization included in cost of goods sold	577,132	645,480	1,871,197	1,959,536
EBITDA (non-GAAP)	$7,023,727	$(1,224,839)	$11,313,007	$(10,792,261)

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

Credit Facility

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company has paid off $60,000 in principal, and the remaining $1,050,000 principal balance is due on December 31, 2023.

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

During the nine months ended September 30, 2023, the Company closed four additional tranche of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $4,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $651,860 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

Cash Used in Operating Activities

Net cash used in operating activities was $0.5 million for the nine months ended September 30, 2023, a decrease of $11.5 million as compared to $12.0 million for the nine months ended September 30, 2022. The decrease is primarily attributed to more favorable changes in working capital items, and increased gross profit.

Cash Used in Investing Activities

Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2023, a decrease of $1.5 million compared to net cash used in investing activities of $4.8 million for the nine months ended September 30, 2022. The decrease is primarily attributable to decreased property, plant, and equipment additions relative to the prior year quarter.

Cash Provided (Used) by Financing Activities

Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2023, a change of $21.5 million as compared to $23.4 million provided by financing activities in the nine months ended September 30, 2022. The change was principally due to decreased proceeds received from the Credit Facility in 2023 as compared to 2022.

Lease Transactions

As of September 30, 2023, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, New York, and Puerto Rico.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of September 30, 2023, we operated 14 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2023	September 30, 2023	Total
2023	$550,016	$2,839,510	$3,389,526
2024	2,235,607	11,063,698	13,299,305
2025	2,071,603	11,164,577	13,236,180
2026	1,711,744	11,496,826	13,208,570
2027	1,417,358	11,839,086	13,256,444
Thereafter	1,303,884	185,973,220	187,277,104
Total minimum lease payments	$9,290,212	$234,376,917	$243,667,129
Less discount to net present value	(2,692,837)	(154,926,683)	(157,619,520)
Less liabilities held for sale	(4,388,751)	(71,050,368)	(75,439,119)
Present value of lease liability	$2,208,624	$8,399,866	$10,608,490

ADDITIONAL INFORMATION

Outstanding Share Data

As of November 11, 2023, we had 108,680,270 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

108,332,330 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

347,940 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

(c)  Super voting shares

0 shares issued and outstanding. The holders of super voting shares are entitled to one thousand votes per share at all shareholder meetings. Each super voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of super voting shares.

Options, Warrants, and Convertible Promissory Notes

As of September 30, 2023, we had 29,633,217 employee stock options outstanding, 2,714,491 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 6,400,000 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While Vireo U.S. continues to believe that Schneyer’s claims lack merit, it agreed to settle the litigation in April 2023 to avoid the expense, distraction and risk of the pre-trial and trial processes. Entering into this settlement in no way changed the defendants’ position that they did nothing wrong and that the claims were baseless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the nine months ended September 30, 2023.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.47	Options Agreement dated as of August 11, 2023, by and among Vireo Health, Inc., HA-MD LLC, and certain other parties specified therein.
10.48	First Amendment to the Consulting Agreement, dated September 20, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited, LLC.
10.49	Separation Agreement dated September 21, 2023, between Vireo Health, Inc., and John Heller.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC. (Registrant)

Date: November 14, 2023	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Interim Chief Executive Officer