Form 10-K
period 2023-12-31
Goodness Growth Holdings, Inc.
filed 2024-04-01
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

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

The aggregate market value of the shares of Subordinate Voting Shares and Multiple Voting Shares (based on as converted basis, based on the closing price of these shares on the OTCQX) on June 30, 2023, held by non-affiliates of the registrant was approximately $20,224,616.

As of March 29, 2024, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –111,041,230; Multiple Voting Shares – 320,851; and Super Voting Shares – 0.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2023 Annual and Special Meeting of Shareholders (the “2023 Management Information Circular and Proxy Statement”).

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

As of March 27, 2024, Goodness Growth has licenses and operates in three states, consisting of Maryland, Minnesota, and New York. Additionally, the Company has non-operating assets and liabilities in Nevada, Puerto Rico, and Massachusetts. As of March 27, 2024, we retail cannabis products in 14 dispensaries located in Maryland (2), Minnesota (8), and New York (4) and wholesales cannabis products, through third-party companies, in Maryland, Minnesota, and New York.

Our registered office is located at 1500 Royal Centre, 1055 West Georgia Street, P.O. Box 11117, Vancouver, British Columbia V6E 4N7. Our head office is located at 207 South Ninth Street, Minneapolis, Minnesota 55402.

History of the Company

Our business was established in 2014 as Minnesota Medical Solutions, LLC, and we received our first license in December 2014. The Company was incorporated under the Business Corporations Act (Alberta) on November 23, 2004 under the name “Initial Capital Inc.” On May 8, 2007, the Company changed its name to “Digifonica International Inc.” following the completion of a qualifying transaction. On December 9, 2013, the Company continued into British Columbia under the name of “Dominion Energy Inc.”, subsequently changed its name to "Dynamic Oil & Gas Exploration Inc." on June 30, 2014, and to "Darien Business Development Corp." on March 13, 2017. On March 18, 2019, the Company changed its name to "Vireo Health International, Inc." following the completion of a reverse takeover transaction (the "RTO") with Vireo Health, Inc. ("Vireo U.S.").

Vireo U.S. had previously acquired all the equity of Minnesota Medical Solutions, LLC, and Empire State Health Solutions, LLC, in an equity interest swap transaction on January 1, 2018.

Pursuant to the RTO, on March 18, 2019, the Company acquired all the issued and outstanding shares of Vireo U.S. and, as a result, the former shareholders of Vireo U.S. acquired control of the Company, as they owned a majority of the outstanding shares of the Company, and continued on with our business.

On June 9, 2021, we changed our name to “Goodness Growth Holdings, Inc.”

Arrangement Agreement

We and Verano Holdings Inc. ("Verano") entered into an Arrangement Agreement dated January 31, 2022, later amended on June 22, 2022 (combined, the "Arrangement Agreement"). Pursuant to the Arrangement Agreement, Verano agreed, among other things, to acquire all of the outstanding shares of Goodness Growth.

We received notice from Verano on October 13, 2022, of Verano's purported termination of the Arrangement Agreement. We believe that Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement, and on October 13, 2022 commenced an action in the Supreme Court of British Columbia against

Verano. See "Item 3. Legal Proceedings – Verano" and "Item 1A. Risk Factors – We are involved in litigation with Verano, the outcome of which is uncertain".

Description of the Business

Overview of the Company

Goodness Growth is a United States-based multi-state cannabis company with significant operations in three core markets of Maryland, Minnesota, and New York.  We also previously operated in the New Mexico market, but, in June 2023, we sold our business operations in New Mexico. We are science-focused and dedicated to providing patients and adult-use customers with high quality cannabis-based products. We cultivate cannabis in environmentally friendly greenhouses, manufacture pharmaceutical-grade cannabis extracts, and sell our products at both Company-owned and third-party dispensaries to qualifying patients and adult-use customers. We currently serve thousands of customers each month.

In 2021, New York adopted legislation allowing adult-use cannabis and sales began in January, 2023. Maryland voters approved adult-use marijuana legalization in the fourth quarter of 2022, and adult-use sales began on July 1, 2023. On May 30, 2023, Minnesota Governor Tim Walz signed a bill to legalize marijuana into law. Adult-use sales are expected to commence in Minnesota in 2025. As of March 27, 2024, three of our markets are operational, 14 of our total retail dispensary licenses open for business.

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

The Cannabis Industry and Business Lines of the Company

According to market research projections by cannabis researcher Brightfield Group, U.S. sales of legal cannabis are expected to reach over $50 billion by 2026.

As described further below, United States federal law now bifurcates the legality of “hemp” (defined as any part of the Cannabis sativa L plant, including any seeds, derivatives, extracts, cannabinoids, isomers, acids, salts and salts of isomers thereof, whether growing or not, with a tetrahydrocannabinol (“THC”) concentration of less than 0.3% on a dry weight basis) from “marihuana” (also commonly known as “marijuana”). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”

To date, in the United States, medical cannabis has been legalized in 40 states and the District of Columbia, while 24 states and the District of Columbia have approved cannabis for recreational use by adults (adult-use).

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

Our cultivation business line operates year-round. Operations and sales trends in select markets where we operate do follow seasonal trends with various times of the year providing an opportunity for outdoor cultivation, seasonal impacts on sales in summer and winter months in market in the southwest and northeast and promotional activity increases around specific industry and holiday events, including April 20, July 10 and Green Wednesday (the Wednesday before Thanksgiving).

We operate the following cultivation and production facilities as of the close of business on March 27, 2024:

Maryland:	• • •

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

	•	We purchase a modest portion of our manufactured products inventory from several other registered organizations.
	•	We have a large number of customers; our results of operations and financial results in New York are not dependent upon sales to one or a few major customers.

Manufacturing

We manufacture, assemble, and package cannabis finished goods across a variety of product segments:

i.	Inhalable: flower and trim, dabbable concentrates (e.g., Hash, Rosin, Temple Balls), distillate pre-filled vaporizer pens and cartridges, pre-rolls, distillate syringes.
ii.	Ingestible: edibles, tablets, softgels, oral solutions, oral spray, tinctures, lozenges.
iii.	Topicals: balms and topical bars.

We have wholesale operations in Maryland, Minnesota, and New York. Manufactured products are sold to third parties, where allowed, and are also distributed to Company-owned and operated retail dispensaries.

Supply Chain

We have vertically integrated in the markets in which we operate. In the normal course of our business, we purchase input materials and components that we utilize in the cultivation, processing, manufacture and distribution of our products. No individual supplier represents a significant portion of our purchases or represent a material risk to our operations.

Principal Products or Services

Our brands include:

●	Vireo Spectrum™ brand pre-filled distillate vaporizer pens and cartridges, syringes, bulk oil, softgels, tablets, oral solutions, oral spray, topical bars, and topical balms;
●	Vireo Selects™ brand distillate vaporizer pens and syringes
●	1937™ brand distillate vaporizer pens and cartridges, flower and trim, and dabbable concentrates (e.g., Hash, Rosin, Temple Balls);
●	Boundary Waters™ pre-roll products, RSO Gummies, Half Gram Vapes
●	Hi-Color™ edibles;
●	Kings and Queens™ concentrates, including live and cured resin badder, budder, sugar, and sauce; and Infused Pre-rolls and Live Resin Pre-filled Vaporizer Cartridges
●	Simple™ brand distillate vaporizer cartridges and 14g/28g Flower
●	Dr. Westwater™ Topical Balms
●	Small A$$ Bud™ 14g flower
●	Hi*AF™ distillate vaporizer disposable pens and pre-filled cartridges
●	Various other flower and trim brands.

The following table shows which principal manufactured products we currently sell at our dispensaries in our various markets:

Market	Principal Products
Maryland

1937 Vape Cartridges; Vireo Selects Vape Cartridges; 1937 Concentrates; 1937 Pre-Rolls; 1937 Pre-Pack Flower; 1937 Bulk Flower; 1937 Bulk Trim; Hi-Color™ edibles; Kings and Queens™ concentrates, infused pre-rolls, and vape cartridges; Small A$$ Buds bulk flower, Hi*AF™ distillate vaporizer disposable pens and pre-filled cartridges

Minnesota

Vireo Selects Vape Cartridges and Syringes, , Vireo Spectrum Flower and Pre-Rolls, Boundary Waters Pre-Rolls, Vireo Spectrum Capsules; Vireo Spectrum Tincture; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Syringe/Bulk Oil; Vireo Spectrum Tablet; Vireo Spectrum Topical Balm; Vireo Spectrum Topical Bar, Simple Vape Cartridges and Bulk Flower, Dr. Westwater Topical Balms, Boundary Waters RSO Gummies, Boundary Waters Pre-Rolls, Boundary Waters Vapes

New York

Vireo Selects Vape Cartridges, Vireo Spectrum Vape Cartridges; Hi-Color™ edibles, Vireo Spectrum Syringes/Bulk Oil; Vireo Spectrum Softgel; Moonlight Softgel; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Balm; Vireo Spectrum Flower; Vireo Spectrum Pre-Rolls, Simple Vape Cartridges, Simple 14g/28g Small Bud Flower.

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

Principal Business Objectives

Our principal business objectives over the next 12-month period include achieving positive operating cash flow through cost discipline, operational excellence, and product quality; improving the quality and efficiency of flower production in Maryland and Minnesota; pursuing non-core asset divestitures; managing the balance sheet with capital partners to grow into being a strong credit.

Employees and Human Capital Resources

As of March 1, 2024, we had 490 employees, 385 of whom were full time employees. Certain of our employees in Maryland, Minnesota and New York are represented by local offices of the United Food and Commercial Workers International Union (“UFCW”). The collective bargaining agreements with the employees in these states expire as follows:

State	Agreement Expiration
Maryland	October 31, 2024
Minnesota	November 21, 2024
New York (Security)	January 31, 2024
New York (non-drivers)	October 31, 2023

Our collective bargaining agreements in New York are expired. Negotiations are in process, and a resolution is expected. We consider our relations with our employees, with UFCW and with Local 811 to be good overall.

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

Regulation of Cannabis in the United States

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we operate through our subsidiaries. We currently operate facilities in Maryland, Minnesota, and New York.

Regulation of Cannabis in the United States Federally

We currently directly derives a substantial portion of our revenues from the cannabis industry in certain U.S. states, which industry is illegal under U.S. Federal Law. As of December 31, 2023, the Company is directly involved (through licensed subsidiaries) in both the medical and adult-use cannabis industry in the states of New York, Minnesota, and Maryland as permitted within such states under applicable state law. The U.S. Supreme Court has ruled that Congress has the constitutional authority to enact the existing federal prohibition on cannabis. The U.S. federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including marijuana, in specific schedules of control. Marijuana is classified as a Schedule I drug. The Controlled Substances Act defines a Schedule I drug, substance or chemical as a substance which has a high potential for abuse, no currently accepted medical use in treatment in the U.S., and a lack of accepted safety for use under medical supervision. With the limited exceptions of Epidiolex, a pharmaceutical derived from the cannabis extract cannabidiol (“CBD”), and certain drugs that incorporate synthetically derived cannabinoids (i.e., Marinol, Syndros, and Cesamet), the U.S. Food and Drug Administration (“FDA”) has not approved marijuana as a safe and effective drug for any indication. Moreover, under the Agriculture Improvement Act of 2018 (commonly referred to as the 2018 Farm Bill), marijuana remains a Schedule I controlled substance under the Controlled Substances Act, with the exception of hemp and extracts derived from hemp.

State laws regulating cannabis are in direct conflict with the Controlled Substances Act. Although certain states and territories of the U.S. authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal; any such acts are criminal acts under federal law under the Controlled Substances Act. Although our activities are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis will neither absolve the Company of liability under U.S. federal law, nor will it provide a defense to any federal proceeding which may be brought against the Company.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions where permitted. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that Federal authorities may enforce current U.S. federal law. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating agreement procedures. While our operations are in material compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. If the Department of Justice (the “DOJ”) policy were to aggressively pursue debt or equity owners of cannabis-related business and U.S. Attorneys followed such DOJ policies by pursuing prosecutions, then the Company could face: (i) seizure of its cash and other assets used to support, or derived from, its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the Controlled Substances Act for aiding, abetting, and conspiring to violate the Controlled Substances Act by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis. Additionally, as has been affirmed by U.S. Customs and Border Protection, employees, directors, officers, managers, and investors of the Company who are not U.S. citizens face the risk of being barred from entry into the U.S. for life.

U.S. Department of Justice and Attorney General Memorandums

In August 2013, then-Deputy Attorney General James Cole authored a memorandum (the “Cole Memorandum”) addressed to all United States district attorneys acknowledging that, notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several states had enacted laws relating to cannabis for medical purposes.

The Cole Memorandum outlined the priorities for the DOJ relating to the prosecution of cannabis offenses. In particular, the Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to implicate federal enforcement priorities and, therefore, less likely to justify federal prosecution of such conduct. Notably, however, the DOJ never provided specific guidelines for what regulatory and enforcement systems it deemed sufficient under the Cole Memorandum standard. Rather, DOJ provided eight enforcement priorities which, if implicated, justified federal intervention in state-legal cannabis activities. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant priorities related to cannabis (for example, preventing the distribution of cannabis to minors, and preventing revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels).

In March 2017, then-Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the Cole Memorandum had merit. However, on January 4, 2018, Mr. Sessions issued a memorandum that rescinded and superseded the Cole Memorandum effective immediately (the “Sessions Memorandum”). The Sessions Memorandum stated, in part, that current law reflects Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The continued inconsistency between federal and state laws represents a major risk factor for the Company.

As a result of the Sessions Memorandum, federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly, it remains uncertain how active federal prosecutors will be in relation to such activities. Furthermore, the Sessions Memorandum did not discuss the treatment of medical cannabis by federal prosecutors. As an industry best practice, despite the rescission of the Cole Memorandum, we continue to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

●	Ensure the operations of our subsidiaries and business partners are compliant with all licensing requirements that are set forth with regards to cannabis operations by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of our operations with all applicable regulations.
●	The activities relating to cannabis businesses adhere to the scope of the licensing obtained for such businesses. For example, in the states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of cannabis.
●	We only work through licensed operators, which must pass a range of requirements, adhere to strict business practice standards, and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs, and cartels.
●	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.
●	Our subsidiaries have implemented inventory-tracking systems and necessary procedures to ensure that inventory is effectively tracked, and the diversion of cannabis and cannabis products is prevented.

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

Although the Cole Memorandum has been rescinded, Congress has passed a so-called “appropriations rider” provision in Congressional spending legislation since 2015 to prevent the DOJ from using congressionally appropriated funds to enforce federal cannabis laws against any state or jurisdiction that has implemented a system that authorizes the use, distribution, possession, or cultivation of medical marijuana. The rider is known as the “Rohrabacher-Farr” Amendment after its original lead sponsors (it is also sometimes referred to as the “Rohrabacher-Blumenauer” or, in its Senate Form, the “Leahy” Amendment, but it is referred to in this report as “Rohrabacher-Farr”).

Rohrabacher-Farr is typically included in short-term funding bills or continuing resolutions by the House of Representatives, whereas the Leahy Amendment was included in the fiscal year 2020 budget by the Senate, which was signed on December 20, 2019. Rohrabacher-Farr prevents the DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. As of January 19, 2024, the Rohrabacher–Farr amendment was effective through March 8, 2024.

The risk of federal enforcement and other risks associated with the Company’s business are described in Item 1A.—"Risk Factors.”

Regulation of the Cannabis Market at State and Local Levels

Below is a summary overview of the licensing and regulatory framework in the states where Goodness Growth or our subsidiaries are currently operating under licenses or rights to operate.

Maryland

Maryland Regulatory Landscape

Maryland first enacted legal protections for medical cannabis patients in 2003, creating an affirmative defense for patients charged with possession of less than one ounce of cannabis. In 2013, lawmakers expanded the affirmative defense to protect cannabis caregivers, authorized the use of marijuana for investigational medical purposes, and established the Natalie M. LaPrade Medical Marijuana Commission to develop, approve and monitor cannabis academic study programs. Then, in 2014, legislation was enacted to establish a state-regulated medical cannabis program and expand the Commission’s regulatory authority. The law was signed in April 2014, and the program became operational on December 1, 2017. The Natalie M. LaPrade Maryland Medical Cannabis Commission (now known as the Maryland Cannabis Administration (the “MCA”)) regulates the state program and awards operational licenses in a highly competitive application process. The market is divided into three primary classes of licenses: dispensary, cultivation, and processing. Medical cannabis dispensary license pre-approvals were issued to 102 dispensaries out of a pool of over 800 applicants, 15 processing licenses were awarded out of a pool of 124 applicants and 15 cultivation licenses were awarded out of a pool of 145 applicants.

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

In November 2022, Maryland voters approved adult-use marijuana legalization via ballot initiative. Under the initiative, listed as Question 4 on the ballot, adults 21 and older in Maryland will be allowed to possess up to 1.5 ounces of marijuana flower and grow two plants out of the public view beginning July 1, 2023.

Licenses in Maryland

We operate one dispensary in Frederick, Maryland, which opened in March 2021 and one dispensary in Baltimore, Maryland, which we acquired in November 2021. We also operate a production facility of 30,000 square feet and a 110,000 square-foot cultivation facility. On July 1, 2023, the Company converted its existing medical licenses into new standard cannabis licenses which allow the Company to cultivate, process, and dispense cannabis to patients and consumers age 21 years or older. Revenues have grown principally by the commencement of adult-use sales on July 1, 2023. Our cultivation and production licenses, as well as the license for our Frederick, Maryland dispensary, were awarded to our affiliate MaryMed, LLC through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. Our dispensary license for our Baltimore, Maryland location was acquired from Charm City Medicus, LLC on November 19, 2021.

Maryland Licenses and Regulations

Maryland licenses are valid for five years after required fees are paid and provided that the business remains in good standing. Renewal requests are typically communicated through email from the MCA and include a renewal form.

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

Medical cannabis was initially provided to patients as a dried raw cannabis liquid, pill, topical (lotions, balms, and patches), and through vaporized delivery methods that did not require the use of dried leaves or plant form, water-soluble cannabinoid multi-particulates (for example, granules, powders, and sprinkles) or orally dissolvable products such as lozenges, gums, mints, buccal tablets, and sublingual tablets.

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

On May 30, 2023, the Governor of Minnesota signed into law House File No. 100 ("H.F. 100") of the 2022 Session, Chapter 63, a bill of an act relating to adult-use cannabis. As a result, many marijuana reform laws went into effect August 1, 2023, including adult use legalization, rescheduling under Minnesota's Controlled Substance Act, allowing 21 years of age or older to possess or transport two ounces or less of adult-use cannabis, or eight grams or less of adult-use cannabis concentrate, edible cannabis products or lower-potency hemp edibles infused with a combined total of 800 milligrams or less of tetrahydrocannabinol, and legalizing home grow of up to four mature plants per residence.

H.F. 100 established the Office of Cannabis Management and transferred the powers and duties with respect to the medical cannabis program under Minnesota Statutes 2022 previously held by the Department of Health.

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

Minnesota state licenses are renewed every two years. Every two years, licensees are required to submit a renewal application with the commissioner at least six months before its registration term expires. Additionally, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, the Company expects to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that the Company’s license will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations of the Company and have a material, adverse effect on the Company’s business and financial results.

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

The Marihuana Regulation & Taxation Act was signed into law on March 31, 2021, legalizing adult-use cannabis in New York State. MRTA established a new Office of Cannabis Management (the “OCM”) governed by a Cannabis Control Board to comprehensively regulate adult-use, medical, and hemp cannabis. The OCM released its final rules and regulations governing the adult-use industry in September 2023, and has begun to issue licenses.

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

New York Licenses and Regulations

In New York, we were one of the original five registered organizations, placing second in the initial selection process, and are currently one of ten registered organizations (vertically integrated medical cannabis licensees) in the state. While we believe the long-term opportunity in New York is substantial, recent performance has been impacted by neighboring states transitioning to adult-use jurisdictions, as well as by increasing competition from other developing operators. New product introductions and the beginning of wholesale revenue streams may contribute to improving profit margins in the future. We anticipate additional growth of our home delivery service.

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

With the oversight of our Outside General Counsel, our compliance team oversees, maintains, and implements our compliance program. In addition to an Outside General Counsel, we engage state-specific regulatory compliance counsel in jurisdictions, as appropriate, as well as legal specialists where needs arise.

The compliance team oversees training for cultivation, production and dispensary managers and employees, along with other department leaders and other designated persons as needed, on compliance with state and local laws and regulations. Our compliance team also monitors all compliance notifications from the regulators and inspectors and leads the effort to timely resolve any issues identified. We keep records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.

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

See "Item 1. Business – Regulation on Cannabis in the United States – U.S. Department of Justice and Attorney General Memorandums" for discussion on guidance for enforcement agencies and the DOJ with respect to cannabis.

As an industry best practice, to ensure compliance with prior guidance, we continue to:

●	Ensure the operations of our subsidiaries and business partners are compliant with all licensing requirements related to cannabis operations by applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable regulations;
●	The activities relating to cannabis business adhere to the scope of the licensing obtained for such businesses. For example, in the states where only medical cannabis is permitted, cannabis products are only sold to patients who hold the necessary documentation whereas, in the states where cannabis is permitted for adult adult use, in the future, we intend to sell our cannabis products only to individuals who meet the requisite age requirements;
●	We adhere to compliant business practices and have implemented strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels; and
●	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

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

●	Ensure the operations of our subsidiaries and business partners are compliant with all licensing requirements related to cannabis operations by applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable regulations;
●	The activities relating to cannabis business adhere to the scope of the licensing obtained for such businesses. For example, in the states where only medical cannabis is permitted, cannabis products are only sold to patients who hold the necessary documentation whereas, in the states where cannabis is permitted for adult adult-use, in the future, we intend to sell our cannabis products only to individuals who meet the requisite age requirements;
●	We adhere to compliant business practices and have implemented strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels; and
●	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

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

Item 1A. Risk Factors

Summary of Risk Factors

Investing in our securities involves risks. In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed under “Cautionary Statement Regarding Forward Looking Statements,” investors in the Company’s securities should carefully consider the risks described in this section before deciding to invest in our securities. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s securities should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized.  If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected. In such case, the trading price of our securities would likely decline, and you may lose all or part of your investment.

Set forth below is a summary of the principal risks we face:

●Marijuana remains illegal under U.S. federal law. There is a substantial risk of regulatory or political change which could alter the enforcement approach at the federal level and thereby subject us to action by the U.S. federal government through various government agencies for participation in the cannabis industry.
●U.S. state and local regulation of cannabis is uncertain and changing. New state or local laws may be enacted which affect our product offerings or manufacturing processes.

●We are involved in litigation with Verano, the outcome of which is uncertain.
●Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services including obtaining traditional bank financing.
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
●We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us, or at all.
●Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.
●Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
●We face security risks related to our physical facilities and cash transfers due to the mostly cash nature of the cannabis industry.
●Our business is subject to the risks inherent in agricultural operations.
●We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches.
●Our reputation and ability to do business may be negatively impacted by our suppliers’ inability to produce and ship products.
●We are dependent on key inputs, suppliers and skilled labor for the cultivation, extraction, and production of cannabis products.
●We may be unable to attract and retain key personnel.
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

The following are certain risk factors relating to our business. These risks and uncertainties are not the only ones facing the Company. Additional risks and uncertainties not presently known to us, or currently deemed immaterial by us, may also impair our operations. If any such risks occur, our shareholders could lose all or part of their investment and our business, financial condition, liquidity, results of operations, and prospects could be materially, adversely affected and our ability to implement our growth plans could be adversely affected. Our shareholders should carefully evaluate the following risk factors associated with the Subordinate Voting Shares.

Going Concern Risk

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to its ability to continue as a going concern in their audit report for the year ended December 31, 2023.

We have recurring losses from operations and negative cash flows from operations. For the year ended December 31, 2023, we had negative operating cash flow, net losses and accumulated deficits. We may never become profitable and if we do not become profitable your investment could be lost completely.

We anticipate that we will continue to report losses and negative cash flow until we can divest our New York assets (if at all). We have concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on debt and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the year ended December 31, 2023.

The consolidated financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Going Concern.”

Risks Related to the Regulatory System and Business Environment for Cannabis

Marijuana remains illegal under U.S. federal law.

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

For discussion on the differences between federal- and state-level law, treatment, enforcement and other matters, See "Item 1. Business – Regulation of Cannabis in the United States", generally, See "Item 1. Business – Regulation on Cannabis in the United States – U.S. Department of Justice and Attorney General Memorandums" for discussion on guidance for enforcement agencies and the DOJ with respect to cannabis.

We may be subject to action by the U.S. federal government through various government agencies for participation in the cannabis industry.

Cultivation, processing, production, distribution, possession and sale of cannabis for any purpose, medical, adult use or otherwise, remains illegal under U.S. federal law. The U.S. federal government, through, among others, the DOJ, its sub-agency the Drug Enforcement Administration (“DEA”) and the U.S. Internal Revenue Service (“IRS”), has the right to actively investigate, audit and shut down cannabis growing facilities, processors, and retailers. The U.S. federal government may also attempt to seize our property. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

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

If aggressive prosecutorial measures and laid against the Company, our operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

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

See "Item 1. Business – Regulation on Cannabis in the United States – U.S. Department of Justice and Attorney General Memorandums" for discussion on guidance for enforcement agencies and the DOJ with respect to cannabis.

U.S. state and local regulation of cannabis is uncertain and changing. New state or local laws may be enacted which affect our product offerings or manufacturing processes.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions where permitted. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry, or a substantial repeal of cannabis related legislation, could materially, adversely affect the Company, our business and our assets or investments.

State and local laws permitting the cultivation, production, extraction, distribution, transportation, possession and/or use of cannabis may also be modified in a manner that is contrary to our interests. For example, states could authorize the issuance of licenses to cultivate, produce, transport or distribute cannabis to additional parties, or the maximum number of such licenses could be unlimited. Certain ownership structures, such as the ability to be vertically integrated, could be restricted, thereby affecting our ability to own and control multiple stages of the supply chain. States currently permitting only medical-use cannabis could implement adult-use cannabis laws that give preferences to applicants and/or participants that compete with us, or even prohibit us to participate in portions or the entirety of the adult-use marketplace. Any such changes would have a material, adverse effect on our business, financial position and/or results of operations.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented by the Company are compliance-based and are derived from the state regulatory structure governing cannabis businesses. Notwithstanding our efforts and diligence, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will receive and maintain the necessary licenses, permits or cards to continue operating our business. A state implementing an adult-use cannabis program may prohibit participation by the Company in one or more aspects of that program, or require the Company to pay fees to participate, which fees may be material or prohibitive.

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

We currently operate cannabis businesses in Maryland, Minnesota, and New York.

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

We may face state limitations on ownership of cannabis licenses and may be required to divest certain licenses or entities that hold such license in order to comply with applicable regulations.

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

We may become subject to FDA and/or ATF regulation.

Marijuana remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies marijuana to a Schedule II, Schedule III, Schedule IV, or Schedule V controlled substance or declassifies it as a controlled substance, it is possible that the FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938, as amended (the “FDCA”). The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because marijuana is federally illegal to produce and sell, and because it has few federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to industrial hemp-derived products, especially CBD derived from industrial hemp sold outside of state-regulated cannabis businesses. The FDA had asserted its authority to regulate CBD derived from both marijuana and industrial hemp, and its intention to develop a framework for regulating the production and sale of CBD derived from industrial hemp. On January 26, 2023, the FDA announced that it would not seek to regulate CBD as a dietary supplement.

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

It is also possible that the federal government could seek to regulate cannabis under the ATF. The ATF may issue rules and regulations related to the use, transport, sale and advertising of cannabis or cannabis products.

Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services. Recent events in the banking industry may further restrict our ability to access financial services including obtaining traditional bank financing.

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

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear willing to provide banking services to cannabis-related businesses or to rely on this guidance. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses in the United States. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently and could subject our businesses to robbery, embezzlement or other crimes related to our possession or transport of cash, sometimes in substantial quantities.

In March 2023, Federal banking regulators closed Silicon Valley Bank and Signature Bank to prevent the banks from failing. The closures have prompted broader inquiries into the financial health of banks and other financial institutions in the United States and other countries. While none of the banks with which the Company maintains financial relationships have been identified as a target of such an inquiry or as at risk of closure by regulators, there remains the possibility that one or more of the banks could fail, which would further limit the Company’s access to financial services, which could lead to the need to maintain more cash at some or all of the Company’s locations, increasing the risk of theft or other loss. Such events could lead to the smaller number of banks that continue to provide financial services to the Company imposing further restrictions, higher fees, or both on the Company’s accounts.

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

Because marijuana is illegal under U.S. federal law, we may be unable to access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy of an entity in which we invest.

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

Because the marijuana industry remains illegal under U.S. federal law, any properties owned by participants in the marijuana industry which are either used in the course of conducting such business or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

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

Inconsistent public opinion and perception of the medical and adult-use marijuana industry hinders market growth and state adoption.

Public opinion and support for medical and adult-use cannabis has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising generally for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to adult-use legalization). Inconsistent public opinion and perception of the medical and adult-use cannabis industry may hinder growth and state adoption, which could have a material, adverse effect on our business, financial condition, or results of operations.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our product lines. Our management believes the medical and adult-use cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Acceptance of our products depends on several factors, including availability, cost, familiarity of use, perceptions of acceptance by other people, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical and adult-use cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical and adult-use cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material, adverse effect on the demand for our products and our business, results of operations, financial condition, and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material, adverse effect on the Company, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy, and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material, adverse effect or our business, financial position and results of operations. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

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

We may incur significant tax liabilities and a reduction to our tax attributes due to limitations on tax deductions and credits under Section 280E of the Internal Revenue Code.

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

The Company is filing amended tax returns for periods ending December 31, 2020 through December 31, 2022 to reflect the position that cannabis activities are not subject to Code Section 280E. Additionally, the Company’s reporting of its United States federal net operating loss carryforward amount and state net operating loss carryforward amount on its Consolidated Financial Statements as of December 31, 2023 assumes that such position will be respected by the IRS. Please see Note 21, “Income Taxes” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of such position and the Company’s net operating losses. There can be no assurance that the IRS will not challenge such position or that a U.S. court would not sustain such a challenge. If the IRS successfully challenged such position, certain of the Company’s tax deductions and credits may be disallowed, thereby reducing the Company’s reporting United States federal net operating loss carryforward amount and state net operating loss carryforward amount.

Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act could result in additional taxes or costs to the Company.

The Company applied for and received an ERC under the CARES Act. Please see Note 21, “Income Taxes” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Company’s receipt of the ERC. In July 2023, the IRS stated its intention to shift its focus to review ERC claims for compliance concerns, including intensifying audit work. The Company’s eligibility to receive the ERC remains subject to audit by the IRS. If the IRS audits the Company during the applicable statute of limitations period and finds that the Company was not eligible to receive some or all of the ERC, the Company would be required to return some or all of the ERC to the IRS, with any applicable interest and penalties.

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

Risks Related to our Business and Operations

We incurred net losses in fiscal years 2023 and 2022 and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses, under U.S. generally accepted accounting principles, of $25,547,089 and $42,457,444 for the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an aggregate accumulated deficit of $203,428,052. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and augmenting such cash flows using external resources to satisfy our cash needs, and there is no assurance that we will be able to achieve such cash flows.

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

We are a holding company and essentially all our assets are the capital stock or membership interests of our subsidiaries or management services agreements with entities in each of the markets in which we operate, including in our core markets of Maryland, Minnesota and New York. As a result, our shareholders are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all our business through our subsidiaries, which generate substantially all our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation, or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

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

As of December 31, 2023, we had $70,444,488 in aggregate principal indebtedness (refer to Notes 14 & 15) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

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

We face security risks related to our physical facilities and cash transfers due to the mostly cash nature of the cannabis industry.

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

The cultivation, extraction and production of cannabis and derivative products is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, we might be unable to find a replacement for such source in a timely manner, on substantially similar terms, or at all. If a sole-source supplier were to be acquired by a competitor of ours, that competitor may elect not to sell to the Company in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition. We purchase key inputs on a purchase order basis from suppliers at market prices based on its production requirements and anticipated demand. We believe that we will have access to a sufficient supply of the key inputs for the foreseeable future.

Our cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability to operate profitably.

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

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries, the market data that is available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of inaccurate research and projections may have a material, adverse effect on our business, results of operations and financial condition.

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

In addition, effective future patent, trademark, copyright, and trade secret protection may be unavailable or limited in certain countries and may be unenforceable under the laws of certain jurisdictions. As long as cannabis remains a Schedule I controlled substance pursuant to the Controlled Substances Act, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. While many states do offer the ability to protect trademarks independent of the federal government, patent protection is wholly unavailable on a state level, and state-registered trademarks provide a lower degree of protection than would federally registered marks. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties.

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

We also face competition from illegal dispensaries and black market sources of cannabis and cannabis products, which are unlicensed and unregulated, and which may sell products that are deemed more desirable than ours by certain consumers, including products with higher concentrations of active ingredients, and using delivery methods, including edibles and extract vaporizers, that we are prohibited from offering to individuals in certain of the states in which we operate as they are not currently permitted by the laws of such states. Such unlicensed and unregulated products can often be sold at a significantly lower price than our competing products due to substantially lower manufacturing costs. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could result in the perpetuation of the black market for cannabis and/or have a material, adverse effect on the perception of cannabis use. Any or all these events could have a material, adverse effect on our business, financial condition, and results of operations.

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

Synthetic products from the pharmaceutical industry may compete with cannabis products.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2021, which was remediated as of December 31, 2022 (see Item 9A to this Form 10-K for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was primarily attributable to the misapplication of GAAP accounting guidance surrounding the treatment of warrants issued with a Canadian dollar denominated exercise price.  Management updated its control procedures over the accounting for infrequent and unusual transactions during the year ended December 31, 2022. More specifically, management added a process step to consult with external GAAP accounting experts when a new significant, infrequent, or unusual transaction occurs. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. Moreover, we cannot be certain that we will not in the future have additional material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems we have developed to date may not be adequate.

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

Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions and events.

Disruptions and volatility in global financial markets and declining consumer and business confidence could lead to decreased levels of consumer spending. Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer spending and, consequently, impact our sales and profitability.  Moreover, in the event of war (such as the military conflict between Russia and Ukraine and in the Middle East), acts of terrorism or the threat of terrorist attacks, public health crises (such as the COVID-19 pandemic), climate risks and weather catastrophes or other events outside of our control, consumer spending could significantly decrease for a sustained period. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material, adverse effect on our business, financial condition, results of operations, and cashflow.

Diseases and epidemics may adversely impact our business.

Emerging infectious diseases or the threat of outbreaks of viruses or other contagions or epidemic diseases (such as the COVID-19 pandemic) could have a material adverse effect on the Company by causing operational and supply chain delays and disruptions (including as a result of government regulation and prevention measures), labor shortages and shutdowns, social unrest, breach of material contracts and customer agreements, government or regulatory actions or inactions, increased insurance premiums, decreased demand or the inability to sell and deliver the Company’s products, delays in permitting or approvals, governmental disruptions, capital markets volatility, or other unknown but potentially significant impacts. In addition, governments may impose strict emergencies measures in response to the threat or existence of an infectious disease. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could result in a material adverse effect on input prices, demand for our products, investor confidence, and general financial market liquidity, all of which may materially, adversely affect the Company's business and the market price of the Subordinate Voting Shares. Accordingly, any outbreak or threat of an outbreak of an epidemic disease or similar public health emergency could have a material adverse effect on the Company's business, financial condition and results of operations.

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

We may issue additional equity or convertible debt securities in the future, which may dilute an existing shareholder’s holdings in the Company. Our Articles permit the issuance of an unlimited number of Multiple Voting Shares and Subordinate Voting Shares, and existing shareholders will have no pre-emptive rights in connection with such further issuances. Our Board of Directors has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences, and privileges superior to those existing holders of our securities. Moreover, additional Subordinate Voting Shares will be issued by the Company on the conversion of the Multiple Voting Shares in accordance with their terms. To the extent holders of our options or other convertible securities convert or exercise their securities and sell Subordinate Voting Shares they receive, the trading price of the Subordinate Voting Shares may decrease due to the additional amount of Subordinate Voting Shares available in the market. Further, the Company may issue additional securities in connection with strategic acquisitions. The Company cannot predict the size or nature of future issuances or the effect that future issuances and sales of Subordinate Voting Shares (or securities convertible into Subordinate Voting Shares) will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, investors will suffer dilution to their voting power and economic interest in the Company.

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

Dispositions of the Subordinate Voting Shares are subject to Canadian and/or United States tax.

Dispositions of the Subordinate Voting Shares are subject to Canadian tax. In addition, dispositions of the Subordinate Voting Shares by U.S. Holders are subject to U.S. tax, and certain dispositions of the Subordinate Voting Shares by Non-U.S. Holders (including, if we are treated as a USRPHC, as defined below) are subject to U.S. tax. For purposes of this discussion, a “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of the Subordinate Voting Shares and is (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election in effect to be treated as a U.S. person under applicable Treasury regulations. For purposes of this discussion, a “Non-U.S. holder” is a beneficial owner of the Subordinate Voting Shares other than a U.S. Holder or partnership.

Although we do not intend to pay dividends on our Subordinate Voting Shares, any such dividends would be subject to Canadian and/or United States withholding tax.

It is currently not anticipated that we will pay any dividends on any of our Subordinate Voting Shares in the foreseeable future.

To the extent dividends are paid on our Subordinate Voting Shares, dividends received by shareholders who are residents of Canada for purposes of the Tax Act (and Non-U.S. Holders for purposes of the Code) will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States tax treaty. In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

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

Taxation of Non-U.S. Holders upon a disposition of the Subordinate Voting Shares depends on whether we are classified as a United States real property holding corporation.

We are treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874 of the Code. As a U.S. domestic corporation for U.S. federal income tax purposes, the taxation of our Non-U.S. Holders upon a disposition of the Subordinate Voting Shares generally depends on whether we are classified as a “United States real property holding corporation” for U.S. federal income tax purposes (a “USRPHC”). We have not performed any analysis to determine whether we are currently, or have ever been, a USRPHC. In addition, we have not sought and do not intend to seek formal confirmation of our status as a Non-USRPHC from the IRS. If we ultimately are determined by the IRS to constitute a USRPHC, our non-U.S. Holders may be subject to U.S. federal income tax on any gain associated with the disposition of the Subordinate Voting Shares.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Cybersecurity risk management and strategy

The Company integrates risk management into its overall cybersecurity strategy and has implemented processes designed to identify, assess, prioritize, and manage risks to protect data, intellectual property, and information assets. As part of our risk governance and management, the Company has developed procedures to; identify and evaluate risks, measure them against predefined criteria, devise and execute strategies to mitigate identified risks, continuously monitor and review risk profiles, and communicate risks to relevant stakeholders. Addressing cybersecurity risks involves a comprehensive approach that encompasses both internal assessments and external information sources. For instance, the Company engages in security assessments conducted by internal and external experts to ensure compliance with security policies and industry frameworks; and vulnerability assessments to discover vulnerabilities in networks, systems and applications. The Company has strategically reduced its hardware footprint by eliminating on-premise datacenters and moving IT infrastructure into cloud-hosted and Software as a Service (SaaS) providers. As a result, the Company is streamlined and agile to respond quickly to market fluctuations and changes in the industry. Additionally, the Company leverages cloud-hosted and SaaS providers that offer Service Level Agreements (SLAs) and adhere to compliance and regulatory requirements for the industry. We oversee third-party service providers by conducting vendor diligence upon onboarding and additional monitoring. Vendors are assessed for risk based on the nature of their services, access to data and systems and supply chain risk. The Company performs ongoing risk assessments that evaluate IT systems and assess the likelihood of occurrence, estimate potential impact, and plan for remediation.

Cybersecurity Governance

Cybersecurity risk management is overseen by the Company’s Vice President of Information Technology and Security who is supported by full-time information security staff. The Vice President of Information Technology and Security advises the executive team on the development and implementation of the information security program.

The Company incorporates learning from its cybersecurity risk management process into its overall cybersecurity program. To date, the Company has not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our efforts, we cannot provide assurance that we will not be materially affected in the future by cybersecurity risks or any future material incidents. For more information, see Item 1A. Risk Factors, “We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches”.

The Board and executive team provide regular oversight of the Company’s cybersecurity risk management program. The Vice President of Information Technology and Security presents to the Board and the executive team regularly with updates via business review dashboards. The Board and executive team provide guidance, including with respect to any changes to business priorities, risk tolerance, or security initiatives.

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

Maryland Lessor entered into a lease amendment with MaryMed, LLC on May 8, 2020 (“MaryMed Lease Amendment”) with respect to the MaryMed Lease Agreement. Pursuant to the MaryMed Lease Amendment, the base rent was reduced to an amount of $10,506 per month from June 1, 2020 through August 1, 2020. The foregoing description is qualified in its entirety by reference to the MaryMed Lease Amendment, which is included as Exhibit 10.13 hereto and incorporated by reference herein.

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

Pursuant to the First Amendment to the MN Lease Agreement (“1st Amendment to the MN Lease Agreement”), dated December 7, 2018, the term of the MN Lease Agreement was extended to December 7, 2033 and Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $2,988,000 rather than $988,000 as initially detailed in the MN Lease Agreement. In addition, the monthly base rent was increased to $77,625 and the security deposit was increased to $450,000. The foregoing description is qualified in its entirety by reference to the 1st Amendment to the MN Lease Agreement, which is included as Exhibit 10.15 hereto and incorporated by reference herein.

Pursuant to the Second Amendment to the MN Lease Agreement (“2nd Amendment to the MN Lease Agreement”), dated September 25, 2019, the term of the MN Lease Agreement was extended to December 7, 2038 and Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $5,588,000 rather than $2,988,000 as detailed in the 1st Amendment to the MN Lease Agreement, and the monthly base rent was increased to $111,262. The foregoing description is qualified in its entirety by reference to the 2nd Amendment to the MN Lease Agreement, which is included as Exhibit 10.16 hereto and incorporated by reference herein.

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

Pursuant to the Fourth Amendment to the MN Lease Agreement (“4th Amendment to the MN Lease Agreement”), dated April 10, 2020, Minnesota Medical Solutions, LLC was permitted to make improvements at a cost to Minnesota Landlord not to exceed $6,698,183 rather than $5,638,183 as detailed in the 3rd Amendment to the MN Lease Agreement, and the term of the MN Lease Agreement was extended to April 9, 2040. In addition, the monthly base rent was increased to $129,350. The security deposit will be reduced to $225,000 on November 8, 2023 and the security deposit will be further reduced to $112,500 on November 8, 2026. The foregoing description is qualified in its entirety by reference to the 4th Amendment to the MN Lease Agreement, which is included as Exhibit 10.18 hereto and incorporated by reference herein.

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

Pursuant to the Third Amendment to the NY Lease Agreement (“3rd Amendment to the NY Lease Agreement”), dated September 24, 2022, the term of the NY Lease Agreement was extended to September 23, 2041. Concurrent with the execution of the 3rd Amendment to the NY Lease Agreement, Vireo Health of New York and the New York Landlord closed on a purchase of 92.3 acres of real property adjacent to 256 County Route 117, Perth, New York. Vireo Health of New York, LLC was permitted to make improvements at a cost to New York Landlord not to exceed $49,435,000, instead of $3,360,000 as initially outlined in the 2nd Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased to $615,629 and the Company provided a new guaranty on behalf of the New York Landlord. The forgoing description is qualified in its entirety by reference to the 3rd Amendment to the NY Lease Agreement, which is included as Exhibit 10.12 hereto and incorporated by reference.

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

Pursuant to the Fifth Amendment to the NY Lease Agreement (“5th Amendment to NY Lease Agreement”), dated October 27, 2023, (1) the tenant improvement allowance was increased to a cost not to exceed $67,435,000, instead of $53,435,000 as initially outlined in the 3rd Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased by an additional $210,000, (2) the existing security deposit was used to pay liens against the property. (3) Vireo Health of New York, LLC agreed to restore the used security deposit over a twelve month period beginning February 1, 2024, and (4) a default by any affiliate of Vireo Health of New York, LLC, under another lease with the New York Landlord or any affiliate of the New York Landlord, beyond any applicable notice and cure periods, constitutes a default under the NY Lease Agreement, as amended. The forgoing description is qualified in its entirety by reference to the 4th Amendment to the NY Lease Agreement, which is included as Exhibit 10.44 hereto and incorporated by reference.

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

While Vireo U.S. continues to believe that Schneyer’s claims lack merit, it agreed to settle the litigation in April 2023 to avoid the expense, distraction and risk of the pre-trial and trial processes. Entering into this settlement in no way changed the defendants’ belief that they did nothing wrong and that the claims were baseless.

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

On July 31, 2023, the Company filed a requisition for adjournment of its application filed July 14, 2023, and set for hearing on July 31, 2023 to compel Verano’s compliance with document production based upon the Company’s belief that Verano was engaging in tactics to delay the litigation.

Throughout 2023, the Company served 4 lists of documents, reviewed document production from Verano, and prepared for examinations for discovery.  The Company also prepared materials in anticipation of seeking summary determination of its claim, which it anticipates filing within 30 days.

Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.  The damages sought will be significant and material given that Verano’s breach left the Company in a vulnerable position resulting in the Company being constrained in its ability to fund growth initiatives that were desirable and that its competitors were able to undertake, most notably in Minnesota and New York markets.

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

	Low Trading Price	High Trading Price
Period	(C$)	(C$)
Year Ending March 31, 2024
First Quarter (through March 1, 2024)	$0.3150	$0.6100
Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$0.2050	$0.3500
Third Quarter (September 30, 2023)	$0.1400	$0.3000
Second Quarter (June 30, 2023)	$0.1450	$0.3200
First Quarter (March 31, 2023)	$0.1450	$0.2750
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$0.2150	$1.6300
Third Quarter (September 30, 2022)	$1.2900	$1.9000
Second Quarter (June 30, 2022)	$1.5400	$2.6400
First Quarter (March 31, 2020)	$2.0100	$3.3100

Our Subordinate Voting Shares also are traded on the OTCQX under the symbol “GDNSF.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

	Low Trading Price	High Trading Price
Period	(US$)	(US$)
Year Ending March 31, 2024
First Quarter (through March 1, 2024)	$0.2370	$0.4500
Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$0.1550	$0.2600
Third Quarter (September 30, 2023)	$0.1020	$0.2140
Second Quarter (June 30, 2023)	$0.1060	$0.2410
First Quarter (March 31, 2023)	$0.1050	$0.2070
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$0.1500	$1.2100
Third Quarter (September 30, 2022)	$0.9340	$1.4570
Second Quarter (June 30, 2022)	$1.2000	$2.1010
First Quarter (March 31, 2022)	$1.5700	$2.5950

Shareholders

As of March 1, 2024, there were 137 holders of record of our Subordinate Voting Shares, 167 holders of record of our Multiple Voting Shares, and 0 holders of record of our Super Voting Shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity by the issuer or affiliates during the quarter ended December 31, 2023.

Recent Sales of Unregistered Securities

Except as previously disclosed, we did not issue any unregistered securities during the year ended December 31, 2023.

Item 6.Reserved

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

This management's discussion and analysis is dated April 1, 2024.

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

Verano Litigation

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

On October 13, 2022, we received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims our public filings and communications with respect to our business and ongoing operations were misleading and that we breached our representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses of up to $3,000,000. We deny all of Verano’s allegations and believe we have complied with our obligations under the Arrangement Agreement in all material respects at all times. We believe Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

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

On July 31, 2023, the Company filed a requisition for adjournment of its application filed July 14, 2023, and set for hearing on July 31, 2023 to compel Verano’s compliance with document production.

Throughout 2023, the Company served 4 lists of documents, reviewed document production from Verano, and prepared for examinations for discovery.  The Company also prepared materials in anticipation of seeking summary determination of its claim.

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

During the year ended December 31, 2023, the Company had operating revenue in four states: Maryland, Minnesota, New Mexico, and New York. In June 2023, we sold our business operations in New Mexico. Retail revenues during the year ended December 31, 2023 were derived from sales in eighteen dispensaries throughout four states. We had eight operational dispensaries in Minnesota, four in New Mexico (until June 2023), four in New York, and two in Maryland. Wholesale revenues were derived from sales of products to third parties in the states of Maryland, Minnesota, and New York.

Year ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in four states. For the year ended December 31, 2023, 84% of the revenue was generated from retail dispensaries and 16% from wholesale business.  For the year ended December 31, 2022, 83% of the revenue was generated from retail dispensaries and 17% from wholesale business.  During the year ended December 31, 2023, we ceased all operations in New Mexico.  During the year ended December 31, 2022, we ceased all operations in Arizona.

For the year ended December 31, 2023, Minnesota operations contributed approximately 51% of revenues, New York contributed 16%, Maryland contributed 31%, and New Mexico contributed 2%. For the year ended December 31, 2022, Minnesota operations contributed approximately 51% of revenues, New York contributed 20%, Arizona contributed 3%, New Mexico contributed 8%, and Maryland contributed 18%.

Revenue for the year ended December 31, 2023, was $88,133,163, an increase of $13,507,296 or 18% compared to revenue of $74,625,867 for year ended December 31, 2022. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, and increased in revenue contributions from Minnesota driven by increased patient count, partially offset by decreased New Mexico revenues, which was divested in June of 2023.

Retail revenue for the year ended December 31, 2023, was $73,620,867, an increase of $11,497,510 or 19% compared to retail revenue of $62,123,357 for the year ended December 31, 2022, primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, and increased in revenue contributions from Minnesota driven by increased patient count, partially offset by decreased New Mexico revenues, which was divested in June of 2023

Wholesale revenue for the year ended December 31, 2023, was $14,512,297, an increase of $2,009,787 or 16% compared to wholesale revenue of $12,502,510 for year ended December 31, 2022. The increase was primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023.

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
Retail:
MN	$45,171,621	$37,461,646	$7,709,975	21%
NY	8,915,421	10,676,424	(1,761,003)	(16)%
NM	1,964,285	6,040,847	(4,076,562)	(67)%
MD	17,569,539	7,944,440	9,625,099	121%
Total Retail	$73,620,866	$62,123,357	$11,497,509	19%

Wholesale:
AZ	$—	$2,361,233	$(2,361,233)	(100)%
MD	9,400,733	5,474,824	3,925,909	72%
NY	5,046,537	3,994,313	1,052,224	26%
MN	25,300	672,140	(646,840)	(96)%
NM	39,727	—	39,727	100%

Total Wholesale	$14,512,297	$12,502,510	$2,009,787	16%

Total Revenue	$88,133,163	$74,625,867	$13,507,296	18%

NM and AZ	$(2,004,012)	$(8,402,080)	$6,398,068	(76)%
Total Revenue excluding NM and AZ	$86,129,151	$66,223,787	$19,905,364	30%

Cost of Goods Sold and Gross Profit

Cost of goods sold are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties.

Cost of goods sold for the year ended December 31, 2023, was $44,028,998, an increase of $311,292 compared to the year ended December 31, 2022 of $43,717,706, driven most significantly by the product costs associated with the increase in revenues year over year.

Gross profit for the year ended December 31, 2023, was $44,104,165, representing a gross margin of 50%. This is compared to gross profit for the year ended December 31, 2022, of $30,908,161 or a 41% gross margin. The increase in margin was driven by increased retail revenue contributions from Minnesota, which carries a high margin profile, both overall and as a percentage of total revenue, the disposition of all Arizona wholesale operations, which carried a low margin in 2022, and the commencement of adult-use sales in Maryland on July 1, 2023.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2023, were $33,524,387, a decrease of $4,323,139 compared to total expenses of $37,847,526 for the year ended December 31, 2022. The decrease in total expenses was attributable to a decrease in selling, general, and administrative expenses of $5,605,706 partially offset by an increase in share based compensation expenses of $1,463,401. Decreased salaries and wages driven by lower headcount and decreased professional fees account for the majority of the decrease in selling, general, and administrative expenses.

Operating Income (Loss) before Income Taxes and Other Income (Expense)

Operating income (loss) before other income (expense) and provision for income taxes for the year ended December 31, 2023, was $10,579,778, an increase of $17,519,143 compared to an operating loss before other income (expense) and provision for income taxes of $(6,939,365) for the year ended December 31, 2022.

Total Other Income (Expense)

Total other expense for the year ended December 31, 2023, was ($28,403,867), a decrease of $1,221,212 compared to other expense of ($29,625,079) or the year ended December 31, 2022. The decrease in other expense is primarily attributable to increased other income attributable to the receipt of the Coronavirus Aid, Relief, and Economic Security Act Employee Retention Tax Credit in 2023 and decreased impairment losses in 2023, partially offset by increased interest expense driven by the Credit Facility and increased losses on disposal of assets related to the Red Barn Growers disposition in connection with the divestiture of our business in New Mexico during 2023.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2023, Federal and State income tax expense totaled $7,723,000 compared to tax expense of $5,893,000 for the year ended December 31, 2022. The increase in tax expense is primarily attributable to the increase in gross profit relative to the prior year.

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

Revenue for the year ended December 31, 2022, was $74,625,867, an increase of $20,179,699 or 37% compared to revenue of $54,446,168 for year ended December 31, 2021. The increase is primarily attributable to revenue contributions from the retail business in Minnesota of $15.7 million, the retail business in Maryland of $4.7 million, and the retail business in New Mexico of $2.9 million, partially offset by the lack of revenues from the Arizona retail business, which was divested in 2021.  Key revenue drivers are the increased patient demand in Minnesota driven by the addition of cannabis flower to the Minnesota medical program in March of 2022, the commencement of adult-use marijuana sales in New Mexico on April 1, 2022, and the acquisition of Charm City Medicus, LLC in the fourth quarter of 2021.

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

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Retail:
MN	$37,461,646	$21,795,356	$15,666,290	72%
NY	10,676,424	11,473,918	(797,494)	(7)%
AZ	—	5,053,669	(5,053,669)	(100)%
NM	6,040,847	3,100,803	2,940,044	95%
MD	7,944,440	3,268,639	4,675,801	143%
Total Retail	$62,123,357	$44,692,385	$17,430,972	39%

Wholesale:
AZ	$2,361,233	$3,519,835	$(1,158,602)	(33)%
MD	5,474,824	3,688,359	1,786,465	48%
NY	3,994,313	2,478,906	1,515,407	61%
MN	672,140	—	672,140	100%
OH	—	66,683	(66,683)	(100)%
Total Wholesale	$12,502,510	$9,753,783	$2,748,727	28%

Total Revenue	$74,625,867	$54,446,168	$20,179,699	37%
NM, AZ, and OH	$(8,402,080)	$(6,687,321)	$(1,714,759)	26%
Total Revenue excluding NM and AZ	$66,223,787	$47,758,847	$18,464,940	39%
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

Non-GAAP Measures

EBITDA is a non-GAAP measure that does not have a standardized definition under GAAP. Total Revenues excluding revenues from states where we have divested operations in 2021, 2022, and 2023 is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measure EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure Total Revenues that excludes revenues from states where we have divested operations in 2021, 2022 and 2023 presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measures appear. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. This supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Year Ended
	December 31,
	2023	2022
Net income (loss)	$(25,547,089)	$(42,457,444)
Interest expense, net	31,260,798	22,593,552
Income taxes	7,723,000	5,893,000
Depreciation & Amortization	1,148,809	1,329,643
Depreciation and amortization included in cost of goods sold	2,453,653	2,682,818
EBITDA (non-GAAP)	$17,039,171	$(9,958,431)

Liquidity and Capital Resources

As of December 31, 2023 and 2022, the Company had a working capital deficiency of $(30,615,109) and $17,019,820 respectively, reflecting a decrease in working capital of $47,634,929 for the year ended December 31, 2023 driven by the reclassification of long-term debt to current.

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

Credit Facility

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company has paid off $60,000 in principal, and the remaining $1,050,000 principal balance is due on December 31, 2023. The Company repaid the note in full subsequent to year end.

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC. The note bears an interest rate of 8% per annum with interest payments due on the last day of each calendar quarter. On November 19, 2023, the Company and lender amended the note. Per the terms of the amendment, the interest rate was modified to 15%, and the Company paid off $1,000,000 of principal.  The remaining principal balance of $1,000,000 is due on November 19, 2024, and the note is secured by 25% of the membership interests in Vireo Health of Charm City, LLC.

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

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2023, $1,524,531 (2022 - $5,085,792) of deferred financing costs remain unamortized.

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

During the year ended December 31, 2023, the Company closed eight additional tranches of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $8,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055 (Note 16). The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2023, $1,083,697 of deferred financing costs remain unamortized.

Cash Used in Operating Activities

Net cash used in operating activities was $1.0 million for the year ended December 31, 2023, a decrease of $17.1 million as compared to cash used in operating activities of $18.1 million for the year ended December 31, 2022. The decrease is due to more favorable changes in working capital relative to 2022, increased gross profit, and decreased operating expenses.

Cash Flow from Investing Activities

Net cash used in investing activities was $3.5 million for the year ended December 31, 2023, compared to net cash used of $5.6 million for the year ended December 31, 2022. The decrease in cash used is primarily attributable to a decrease in security deposits.

Cash Flow from Financing Activities

Net cash provided by financing activities was $5.3 million for the year ended December 31, 2023, a decrease of $18.4 million as compared to the year ended December 31, 2022. The decrease was principally due to fewer net proceeds received from the Credit Facility in 2023.

Lease Transactions

As of December 31, 2023, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, and New York.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of December 31, 2023, we operated 14 retail locations secured under these agreements.

We have also entered into sale and leaseback arrangements for our cultivation and processing facilities in Minnesota and New York with a special-purpose real estate investment trust. These leases are long-term agreements that provide, among other things, funds to make certain improvements to the property that we believe will significantly enhance production capacity and operational efficiency of the facility.

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2023	December 31, 2023	Total
2023	$2,073,710	$12,472,481	$14,546,191
2024	2,057,603	13,773,155	15,830,758
2025	1,697,744	14,183,661	15,881,405
2026	1,403,358	14,606,527	16,009,885
2027	1,140,431	15,042,128	16,182,559
Thereafter	142,453	218,572,918	218,715,371
Total minimum lease payments	$8,515,299	$288,650,870	$297,166,169
Less discount to net present value	(2,248,361)	(195,157,538)	(197,405,899)
Less liabilities held for sale	(3,214,820)	(85,111,503)	(88,326,323)
Present value of lease liability	$3,052,118	$8,381,829	$11,433,947

Outstanding Share Data

As of Deecmber 31, 2024, we had 110,338,223 shares issued and outstanding, consisting of the following:

(a)  Subordinate Voting Shares

110,007,030 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All Subordinate Voting Shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

331,193 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

(c)  Super Voting Shares

0 shares issued and outstanding. Holders of Super Voting Shares are entitled to one thousand votes per share at all shareholder meetings. Each Super Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of December 31, 2023, we had 29,969,324 employee stock options outstanding, 2,543,011 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 16,400,000 Subordinate Voting Share compensation warrants outstanding

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Summary of Significant Accounting Policies and Estimates

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

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2023 and 2022, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At the end of each reporting period, we perform an assessment of inventory and records write-downs for excess and obsolete inventories based on our estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Factors considered in the determination of obsolescence include slow-moving or non-marketable items. Actual inventory losses may differ from management’s estimates and such differences could be material to our consolidated balance sheets, statements of net loss and comprehensive loss and statements of cash flows. In calculating the value of the inventory, management is required to make a number of estimates, including estimating the stage of growth of the cannabis plant up to the point of harvest, harvesting costs, selling costs, sales price, wastage and expected yields of the cannabis plant. In calculating final inventory values, management is required to determine an estimated fail rate and compare the inventory cost to estimated net realizable value. If the assumptions around future demand for our inventory are more optimistic than actual future results, then the excess and obsolete inventory provision may not be sufficient, resulting in our inventory being valued in excess of its net realizable value.

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

For stock options granted, the exercise price at the date of grant was determined by the Board of Directors with assistance from third-party valuation specialists. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 731)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Goodness Growth Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Goodness Growth Holdings Inc. (the “Company”), as of December 31, 2023 and 2022, and the related consolidated statements of net loss and comprehensive loss, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of Goodness Growth Holdings Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has concluded that the historical recurring losses from operations, negative cash flows from operations, dependence on debt and other financings and the termination of the Arrangement Agreement gives rise to substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2018.

/s/ Davidson & Company LLP

Vancouver, Canada	Chartered Professional Accountants

April 1, 2024

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Balance Sheets (In U.S Dollars)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$15,964,665	$15,149,333
Accounts receivable, net of credit losses of $254,961 and $453,860, respectively	3,086,640	4,286,072
Income tax receivable	12,278,119	—
Inventory	19,285,870	20,508,023
Prepayments and other current assets	1,336,234	2,544,532
Notes receivable, current	3,750,000	—
Warrants held	1,937,352	—
Assets Held for Sale	91,213,271	4,240,781
Total current assets	148,852,151	46,728,741
Property and equipment, net	23,291,183	89,606,932
Operating lease, right-of-use asset	2,018,163	6,110,787
Notes receivable, long-term	—	3,750,000
Intangible assets, net	8,718,577	8,776,946
Goodwill	—	183,836
Deposits	383,645	2,312,161
Deferred tax assets	—	1,687,000
Total assets	$183,263,719	$159,156,403
Liabilities
Current liabilities
Accounts Payable and Accrued liabilities	$7,674,389	$14,928,780
Long-Term debt, current portion	60,220,535	11,780,000
Right of use liability	890,013	1,680,294
Uncertain tax liability	22,356,000	—
Liabilities held for sale	88,326,323	1,319,847
Total current liabilities	179,467,260	29,708,921
Right-of-use liability	10,543,934	79,757,994
Other long-term liabilities	155,917	—
Convertible debt, net	9,140,257	—
Long-Term debt, net	—	46,248,604
Total liabilities	$199,307,368	$155,715,519

Commitments and contingencies (refer to Note 18)

Stockholders’ equity (deficiency)
Subordinate Voting Shares ($- par value, unlimited shares authorized; 110,007,030 shares issued and outstanding at December 31, 2023 and 86,712,030 at December 31, 2022)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 331,193 shares issued and outstanding at December 31, 2023 and 348,642 at December 31, 2022)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 0 shares issued and outstanding at December 31, 2023 and 65,411 at December 31, 2022)	—	—
Additional Paid in Capital	187,384,403	181,321,847
Accumulated deficit	(203,428,052)	(177,880,963)
Total stockholders' equity (deficiency)	$(16,043,649)	$3,440,884
Total liabilities and stockholders' equity (deficiency)	$183,263,719	$159,156,403

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss (In U.S. Dollars, except per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenue	$88,133,163	$74,625,867
Cost of sales
Product costs	42,739,653	39,423,918
Inventory valuation adjustments	1,289,345	4,293,788
Gross profit	44,104,165	30,908,161
Operating expenses:
Selling, general and administrative	28,217,980	33,823,686
Stock-based compensation expenses	4,157,598	2,694,197
Depreciation	469,948	653,077
Amortization	678,861	676,566
Total operating expenses	33,524,387	37,847,526

Income (loss) from operations	10,579,778	(6,939,365)

Other income (expense):
Impairment of long-lived assets	(411,629)	(8,596,201)
Gain (loss) on disposal of assets	(4,477,738)	322,181
Interest expenses, net	(31,260,798)	(22,593,552)
Other income (expenses)	7,746,298	1,242,493
Other income (expenses), net	(28,403,867)	(29,625,079)

Loss before income taxes	(17,824,089)	(36,564,444)

Current income tax expenses	(6,036,000)	(6,085,000)
Deferred income tax recoveries	(1,687,000)	192,000
Net loss and comprehensive loss	(25,547,089)	(42,457,444)
Net loss per share - basic and diluted	$(0.19)	$(0.33)
Weighted average shares used in computation of net loss per share - basic and diluted	135,235,919	128,126,330

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(In U.S. Dollars, except per share amounts)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2022	81,298,228	$—	402,720	$—	65,411	$—	$178,429,422	$(135,423,519)	$43,005,903
Conversion of MVS shares	5,407,800	—	(54,078)	—	—	—	—	—	—
Options exercised	15,002	—	—	—	—	—	7,201	—	7,201
Stock-based compensation	—	—	—	—	—	—	2,885,224	—	2,885,224
Net Loss	—	—	—	—	—	—	—	(42,457,444)	(42,457,444)
Balance at December 31, 2022	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884

Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Conversion of MVS shares	1,744,900	—	(17,449)	—	—	—	—	—	—
Conversion of Super Voting Shares	6,541,100	—	—	—	(65,411)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,157,598	—	4,157,598
Shares issued in financing activities	15,000,000	—	—	—	—	—	1,407,903	—	1,407,903
Warrants issued in financing activities	—	—	—	—	—	—	497,055	—	497,055
Net Loss	—	—	—	—	—	—	—	(25,547,089)	(25,547,089)
Balance at December 31, 2023	110,007,030	$—	331,193	$—	—	$—	$187,384,403	$(203,428,052)	$(16,043,649)

The accompanying notes are an integral part of these consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In U.S. Dollars)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,547,089)	$(42,457,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	1,289,345	4,293,788
Depreciation	469,948	653,077
Depreciation capitalized into inventory	2,404,095	2,682,818
Non-cash operating lease expense	523,662	934,443
Amortization of intangible assets	678,861	676,566
Amortization of intangible assets capitalized into inventory	49,558	—
Stock-based payments	4,157,598	2,885,223
Warrants receivable	(1,937,352)	—
Interest Expense	7,070,026	4,935,616
Impairment of long-lived assets	411,629	8,596,201
Deferred income tax	1,687,000	(192,000)
Accretion	994,654	3,979,503
Loss (gain) on sale of property and equipment	—	(173,938)
Loss on disposal of Red Barn Growers	2,909,757	—
Loss (gain) on disposal of assets	1,567,981	—
Gain on disposal of royalty asset	—	(168,359)
Change in operating assets and liabilities:
Accounts Receivable	1,449,432	227,747
Prepaid expenses	1,182,766	(984,419)
Inventory	(1,823,391)	(3,992,663)
Income taxes	(18,330,899)	801,471
Uncertain tax position liabilities	22,356,000	—
Accounts payable and accrued liabilities	(1,256,913)	(770,895)
Changes in operating lease liabilities	(1,151,011)	—
Change in assets and liabilities held for sale	(121,563)	—
Net cash provided by (used in) operating activities	$(965,906)	$(18,073,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	$(4,963,107)	$(5,561,663)
Intangible license additions	(1,090,919)	—
Proceeds from sale of Red Barn Growers net of cash	689,186	395,458
Proceeds from sale of property, plant, and equipment	253,288	—
Proceeds from sale of royalty asset	—	236,635
Deposits	1,636,455	(686,948)
Net cash provided by (used in) investing activities	$(3,475,097)	$(5,616,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	$—	$25,763,080
Proceeds from convertible debt, net of issuance costs	9,150,262	—
Proceeds from option exercises	—	7,201
Debt principal payments	(2,976,362)	—
Lease principal payments	(917,565)	(2,086,444)
Net cash provided by (used in) financing activities	$5,256,335	$23,683,837

Net change in cash	$815,332	$(5,946)

Cash, beginning of year	$15,149,333	$15,155,279

Cash, end of year	$15,964,665	$15,149,333

The accompanying notes are an integral part of these consolidated financial statements. Refer to Note 22 for supplemental cash flow information.

GOODNESS GROWTH HOLDINGS, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

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

Goodness Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Goodness Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, and New York, and formerly in Arizona and New Mexico.

While marijuana and CBD-infused products are legal under the laws of several U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. Recently some federal officials have attempted to distinguish between medical cannabis use as necessary, but adult-use as “still a violation of federal law.” At the present time, the distinction between “medical marijuana” and “adult-use marijuana” does not exist under U.S. federal law.

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

On July 31, 2023, the Company filed a requisition for adjournment of its application filed July 14, 2023, and set for hearing on July 31, 2023 to compel Verano’s compliance with document production.

Throughout 2023, the Company served 4 lists of documents, reviewed document production from Verano, and prepared for examinations for discovery.  The Company also prepared materials in anticipation of seeking summary determination of its claim.

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

Basis of consolidation

These consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company for the year ended December 31, 2023:

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

The entities listed above are wholly owned, or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company and all intercompany transactions and balances have been eliminated in the consolidated financial statements of the Company.

During the year ended December 31, 2023, Red Barn Growers, Inc. was removed as a result of a business disposition. Refer to Note 3 for further details on business dispositions.

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

Examples of key estimates in these consolidated financial statements include credit losses, inventory valuation adjustments that contemplate the market value of, and demand for inventory, estimated useful lives of property and equipment and intangible assets, valuation allowance on deferred income tax assets, determining the fair value of financial instruments, fair value of stock-based compensation, estimated variable consideration on contracts with customers, estimated redemption rates on loyalty sales programs, estimated paid time off redemption rates, sales return estimates, the fair value of the convertible notes and equity component and the classification, incremental borrowing rates, uncertain tax positions, and lease terms applicable to lease contracts.

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

A discontinued operation is a component of the Company that either has been abandoned, disposed of, or is classified as held for sale, and: (i) disposal group is a component of an entity (or group of components); (ii) component of an entity (or group of components) meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale; (iii) component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A component of the Company comprises an operation and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the years ended December 31, 2023 and 2022, the Company completed various divestitures, further described in Note 3.

Management considered the quantitative results of the divested entities as well as qualitative strategic considerations to judge whether the divestitures constitute a discontinued operation. Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation.

Stock-based compensation - Valuation of stock-based compensation and warrants requires management to make estimates regarding the inputs for option pricing models, such as the expected life of the option, the volatility of the Company’s stock price, the vesting period of the option and the risk-free interest rate are used. Actual results could differ from those estimates. The estimates are considered for each new grant of stock options or warrants.

Uncertain tax positions - The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that which is reflected in the Company’s reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the convertible notes. Potential dilutive common share equivalents consist of stock options, warrants, and convertible debt.

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

The anti-dilutive shares outstanding for years ending December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Stock options	29,969,324	23,547,558
Warrants	19,437,649	3,187,649
RSUs	2,543,011	3,221,677
Convertible debt	70,510,028	—
Total	122,460,012	29,956,884

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

Cash

Cash is comprised of cash. The Company has no cash equivalents for the years presented.

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

Fair value measurements

The carrying value of the Company’s accounts receivable, deposits, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, convertible debt, and long-term debt approximates fair value as they bear a market rate of interest.

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

Property and equipment

Property and equipment are recorded at cost net of accumulated depreciation and impairment, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings and improvements ranges from five to thirty-nine years, the estimated useful life of property and equipment, other than buildings, ranges from three to ten years. Land is not depreciated. Leasehold improvements, included in buildings and improvements, are depreciated over the lesser of the asset’s estimated useful life or the remaining lease term. The estimated useful life of right of use assets relating to operating and finance leases ranges from one to twenty years.

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

Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Licenses	5-18 years

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

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and other long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited.

Financial assets

Initial recognition and measurement

The Company aggregates its financial assets into classes at the time of initial recognition based on the Company's business model and the contractual terms of the cash flows. Non-derivative financial assets are classified and measured as “financial assets at fair value”, as either fair value through profit or loss (“FVPL”), or “financial assets at amortized cost”, as appropriate.

All financial assets are recognized initially at fair value plus, in the case of financial assets not at FVPL, directly attributable transaction costs on the trade date at which the Company becomes a party to the contractual provisions of the instrument.

Financial assets with embedded derivatives are considered in their entirety when determining their classification.

Subsequent measurement  - Financial assets at amortized cost

After initial recognition, financial assets measured at amortized cost are subsequently measured at the end of each reporting period at amortized cost using the Effective Interest Rate (“EIR”) method. Amortized cost is calculated by considering any discount or premium on acquisition and any fees or costs that are an integral part of the EIR. In these consolidated financial statements, cash, trade and other receivables, indemnification receivables, and loans receivable are classified in this category.

Subsequent measurement  - Financial assets at FVPL

Financial assets measured at FVPL include financial assets such as the Company's equity investments in other entities, and any derivative financial instrument that is not designated as a hedging instrument in a hedge relationship. Financial assets measured at FVPL are carried at fair value in the consolidated statement of financial position with changes in fair value recognized in a separate caption in the consolidated statements of loss and comprehensive loss.

Derecognition

A financial asset is derecognized when the contractual rights to the cash flows from the asset expire, or the Company no longer retains substantially all the risks and rewards of ownership.

Impairment of financial assets

Financial assets classified subsequently as amortized cost are subject to impairment based on the expected credit losses (“ECL's”). The Company's financial assets subject to impairment are cash, accounts receivable and notes receivable.

Accounts receivable and notes receivables are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Impairment provisions are estimated using the ECL impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses consider the Company's collection history by country and customer, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. The Company utilizes a provision matrix to estimate lifetime ECL's for accounts receivable, supplemented by specific allowance based on customer-specific data. Changes in the allowance are recognized as bad debt expense in the consolidated statements of net loss and comprehensive loss. When the Company determines that no recovery of the amount owed is possible, the amount is deemed irrecoverable, and the financial asset is written off.

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

Convertible debt

The Company first analyzes convertible debt with a conversion feature in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), to determine whether the fair value option should be applied. ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible debt are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. The resulting debt discount is amortized over the period during which the convertible debt are expected to be outstanding as additional non-cash interest expenses.

If the Company does not elect the fair value option, any conversion feature is then evaluated in accordance with ASC 815 to determine if the conversion option is required to be bifurcated. ASC 815 does not require a conversion option to be bifurcated if the conversion option is indexed to the Company’s own stock and classified in stockholders’ equity in the statement of financial position.

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

During the year ended December 31, 2023, the Company issued convertible debt (Note 15). It was determined that the debt should be accounted for as a liability in its entirety.

Warrants held

The Company accounts for warrants held under ASC 321, Investments – Equity Securities (“ASC 321”). The scope of ASC 321 includes investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies. Under ASC 321 an equity security is any security representing an ownership interest in an entity (e.g., common, preferred, other capital stock) or the right to acquire (e.g., warrants, rights, forward purchase contracts, call options) or dispose of (e.g., put options, forward sale contracts) an ownership interest in an entity at fixed or determinable prices.

ASC 321 calls for equity interests to be carried at fair value with changes in value recorded in earnings. The Company has elected to use a black scholes valuation model to arrive at a fair value of the warrants held (Note 19), which will be remeasured at each period end with any changes in valuation being recorded in other income.

Revenue recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Year Ended December 31,
	2023	2022
Retail	$73,620,866	$62,123,357
Wholesale	14,512,297	12,502,510
Total	$88,133,163	$74,625,867

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Service revenues are recognized when the service is performed. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2023 and 2022, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses on the accompanying consolidated statements of loss and comprehensive loss and totaled $791,980 and $1,066,946 for the years ended December 31, 2023 and 2022, respectively.

Stock-based compensation

The Company measures and recognizes compensation expense for stock options and restricted stock units (RSUs) to employees and non-employees on a straight-line basis over the vesting period based on their grant date fair values. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Determining the estimated fair value at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of subordinated voting shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company, as well as the Company’s historical volatility. The Company estimates the fair value of RSUs to be the closing market price of the Company’s stock on the business day immediately preceding the grant date.

For stock options granted, the exercise price at the date of grant was determined by the Board of Directors with assistance from management. The Company does not estimate forfeiture rates when calculating compensation expense for stock options or RSUs. The Company records forfeitures as they occur.

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

New accounting pronouncements not yet adopted

ASU 2023-07 In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. This ASU will result in additional required disclosures when adopted, where applicable.

ASU 2023-09 In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. Once adopted, this ASU will result in additional disclosures.

3. Assets Held for Sale and Dispositions

Dispositions

On June 23, 2023, the Company divested all the assets and liabilities of Red Barn Growers, Inc., a New Mexico nonprofit organization effectively controlled by the Company’s subsidiary company, Vireo Health of New Mexico, LLC, to 37 Management Group, Inc., a New Mexico corporation (“37 Management”). As part of this transaction, the Company is to be paid $1,000,000, less cash on hand of $60,814, of which $439,186 was paid at closing, and $500,000 is to be paid within one year of the close date. The Company received $250,000 in December of 2023. Consideration received was less than the net book value of the transferred assets and liabilities of $3,909,757, resulting in a loss of $2,909,757 which was recorded in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2023.

On March 31, 2022, the Company sold the rights to a 10% royalty on future net revenues generated by High Gardens, Inc., a former subsidiary of the Company that was divested in 2020, for cash consideration of $236,635. The carrying value of the intangible royalty asset prior to disposition was $68,276, resulting in a gain of $168,359 which was recorded in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.

Assets Held for Sale

As of December 31, 2023, the Company identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The carrying value of New York and Nevada net assets exceeded fair value less expected cost to sell, and as such, the Company recorded no impairment loss. The carrying value of the Massachusetts net assets was less than fair value less costs to sell, and as such, the Company recorded an impairment loss of $399,999 for the year ended December 31, 2023. Additionally, the Company disposed of certain held for sale property, equipment, and leased assets for which proceeds received of $253,288 were less than carrying value resulting in a loss on disposal of $1,567,981 in the statement of loss and comprehensive loss. Assets and liabilities held for sale are as follows:

Assets held for sale
Property and equipment	$86,864,965
Intangible assets	662,500
Operating lease, right-of-use asset	3,381,612
Deposits	304,194
Total assets held for sale	$91,213,271

Liabilities held for sale
Right of Use Liability	$88,326,323
Total liabilities held for sale	$88,326,323

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $13,670,439 for the year ended December 31, 2023.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, goodwill, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2023, the carrying values of property and equipment included in assets held for sale and an intangible license no longer in use were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements. The Company used Level 2 fair value inputs when a buyer quote was received, or similar assets had been sold recently in the market.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, convertible debt, and long-term debt approximates fair value as they bear a market rate of interest.

5. Accounts Receivable

Accounts receivables are comprised of the following items:

	December 31,	December 31,
	2023	2022
Trade receivable	$2,256,763	$1,421,027
Tax withholding receivable	174,660	2,755,396
Other	655,217	109,649
Total	$3,086,640	$4,286,072

Included in the trade receivables balance at December 31, 2023, and 2022, are credit losses of $95,686 and $169,699, respectively.  Included in the tax withholding receivable, net balance at December 31, 2023 and 2022, are credit losses of $159,275 and $284,161 respectively.

6. Notes Receivable

As of December 31, 2023, and 2022, the Company had a total of $3,750,000 in notes receivable. The balance is comprised of a $3,750,000 four-year note due on August 10, 2024, with an 8% coupon rate payable quarterly obtained as part of a 2020 disposition.

7. Inventory

Inventory is comprised of the following items:

	December 31,	December 31,
	2023	2022
Work-in-progress	$13,058,348	$14,209,695
Finished goods	5,278,331	5,506,760
Other	949,191	791,568
Total	$19,285,870	$20,508,023

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	December 31,
	2023	2022
Work-in-progress	$1,099,037	$4,003,943
Finished goods	190,308	254,467
Other	—	35,378
Total	$1,289,345	$4,293,788

During the years ended December 31, 2023 and 2022, the Company recorded write downs to net realizable value in its New York, Maryland, and Arizona subsidiaries. Based on the market sales price relative to the cost to produce certain inventories, these costs could not be recovered, and as a consequence net realizable value was less than carrying value of inventory. Additionally, the Company recorded inventory reserves related to expected future spoilage of inventory.  Accordingly, inventory valuation adjustments amounting to $1,289,345 and $4,293,788 were recorded in 2023 and 2022 respectively.

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	December 31,	December 31,
	2023	2022
Prepaid Insurance	$806,610	$1,894,385
Other Prepaid Expenses	529,624	650,147
Total	$1,336,234	$2,544,532

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2023	2022
Land	$863,105	$863,105
Buildings and leasehold improvements	15,124,915	17,567,628
Furniture and equipment	7,807,250	9,709,714
Software	242,204	221,540
Vehicles	284,000	646,257
Construction-in-progress	128,220	794,958
Right of use asset under finance lease	7,938,138	69,892,379
	32,387,832	99,695,581
Less: accumulated depreciation	(9,096,649)	(10,088,649)
Total	$23,291,183	$89,606,932

For the years ended December 31, 2023 and 2022, total depreciation on property and equipment was $2,874,043 and $3,335,895, respectively. For the years ended December 31, 2023 and 2022, accumulated amortization of the right of use asset amounted to $2,364,557 and $3,392,377, respectively. For the years ended December 31, 2023 and 2022, the right of use asset under finance lease of $7,938,138 and $69,892,379, respectively, consists of leased processing and cultivation premises, and leased equipment. During the years ended December 31, 2023 and 2022, total interest expense capitalized to property plant and equipment was $320,937 and $573,717, respectively. The Company capitalized into inventory $2,404,095 and $2,682,818 relating to depreciation associated with manufacturing equipment and production facilities as of December 31, 2023 and 2022, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the consolidated statements of net loss and comprehensive loss.

As of December 31, 2023, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded an impairment charge of $0 (2022 - $8,596,201) on property and equipment, net.

10. Leases

Components of lease expenses are listed below:

	December 31,	December 31,
	2023	2022
Finance lease cost
Amortization of ROU assets	$701,258	$1,095,337
Interest on lease liabilities	11,717,705	10,637,686
Operating lease costs	1,879,433	2,556,772
Total lease costs	$14,298,396	$14,289,795

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2023	December 31, 2023	Total
2024	$2,073,710	$12,472,481	$14,546,191
2025	2,057,603	13,773,155	15,830,758
2026	1,697,744	14,183,661	15,881,405
2027	1,403,358	14,606,527	16,009,885
2028	1,140,431	15,042,128	16,182,559
Thereafter	142,453	218,572,918	218,715,371
Total minimum lease payments	$8,515,299	$288,650,870	$297,166,169
Less discount to net present value	(2,248,361)	(195,157,538)	(197,405,899)
Less liabilities held for sale	(3,214,820)	(85,111,503)	(88,326,323)
Present value of lease liability	$3,052,118	$8,381,829	$11,433,947

The Company has entered into various lease agreements for the use of buildings used in production and retail and wholesale sales of cannabis products.

On November 1, 2023, the Company notified its landlord in Puerto Rico that it was surrendering the premises. As such, the Company disposed of the held for sale assets affiliated with the Puerto Rico lease and recorded a loss on disposal of assets of $1,632,372 in the statement of loss and comprehensive loss for the year ended December 31, 2023.

On October 27, 2023, the Company executed a fifth amendment to its lease with its landlord on its cannabis cultivation and manufacturing facilities located in Johnstown, New York. As part of the fifth amendment to the lease in Johnstown, the Company and its landlord have agreed to increase the tenant improvement allowance on the lease by an additional $14.0 million. The increase in tenant improvement funds will be utilized to support the completion of the construction of the indoor expansion project that was announced in September 2021. The parties have also agreed to a monthly base rental increase of $210,000 beginning November 2023. The amendment also allows the Company to terminate the lease for a fee of $14,000,000 if written notice is provided on or before January 15, 2024, and subsequently amended to April 30, 2024.

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

Supplemental cash flow information related to leases

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$917,565	$2,086,444
Lease principal payments - operating	1,151,011	—
Non-cash additions to ROU assets	18,867,764	189,962
Amortization of operating leases	834,793	1,321,530

Other information about lease amounts recognized in the financial statements

	December 31,
	2023	2022
Weighted-average remaining lease term (years) – operating leases	4.22	4.85
Weighted-average remaining lease term (years) – finance leases	17.19	18.00
Weighted-average discount rate – operating leases	15.00%	15.00%
Weighted-average discount rate – finance leases	16.21%	15.26%

11. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2021 and 2022	$183,836
Divestitures (Note 3)	(183,836)
Goodwill - December 31, 2023	$—

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of the business. The valuation date for the Company’s annual impairment testing is December 31. On this date, the Company performed a qualitative test to determine whether it is necessary to perform a two-step goodwill impairment test.

The Company divested Vireo Health of New Mexico, LLC, and the associated goodwill on June 23, 2023 (Note 3). The Company has no goodwill as of December 31, 2023. As such, no further impairment testing procedures were performed.

12. Intangibles

Intangible assets are comprised of the following items:

	Licenses & Trademarks	Royalty Asset	Total
Balance December 31, 2021	$10,116,013	$68,276	$10,184,289
Divestitures	—	(68,276)	(68,276)
Amortization	(676,566)	—	(676,566)
Transfer to held for sale (Note 3)	(662,501)	—	(662,501)
Balance, December 31, 2022	$8,776,946	$—	$8,776,946
Divestitures	(409,239)	—	(409,239)
Additions	1,090,919	—	1,090,919
Amortization	(728,419)	—	(728,419)
Write off	(11,630)	—	(11,630)
Balance, December 31, 2023	$8,718,577	$—	$8,718,577

Amortization expense for intangibles was $728,419 and $676,566 during the years ending December 31, 2023 and 2022, respectively and is recorded in operating expenses on the consolidated statements of net loss and comprehensive loss. During the year ended December 31, 2023, the Company wrote off $11,630 relating to a trademark no longer in use.  No further indicators of impairment existed, and no additional impairment of intangible assets was recorded for the year ended December 31, 2023.

The Company estimates that amortization expense will be $819,655 per year, for the next five years.

13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	December 31,	December 31,
	2023	2022
Accounts payable – trade	$1,769,346	$1,905,008
Accrued Expenses	4,852,648	6,172,924
Taxes payable	218,563	6,166,145
Contract liability	833,832	684,703
Total accounts payable and accrued liabilities	$7,674,389	$14,928,780

14. Long-Term Debt

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company has paid off $60,000 in principal, and the remaining $1,050,000 principal balance is due on December 31, 2023. The Company repaid the note in full subsequent to year end (Note 25).

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC. The note bears an interest rate of 8% per annum with interest payments due on the last day of each calendar quarter. On November 19, 2023, the Company and lender amended the note. Per the terms of the amendment, the interest rate was modified to 15%, and the Company paid off $1,000,000 of principal.  The remaining principal balance of $1,000,000 is due on November 19, 2024, and the note is secured by 25% of the membership interests in Vireo Health of Charm City, LLC.

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for th years ended December 31, 2023 and 2022.The Credit Facility matures on March 31, 2024.

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

On March 31, 2023, the Company executed a fifth amendment to its Credit Facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Agent"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 15,000,000 Subordinate Voting Shares in lieu of a cash extension fee. These 15,000,000 shares were valued at $1,407,903 using a fair value per share of $0.094 and considered a deferred financing cost. The fair value per share reflects a 22% discount to the market price at the time of issuance to account for the four-month trading lock-up imposed on the shares. The amendment also provides the Company with reduced cash outlays by eliminating required amortization of the loan, and requires the Company to divest certain assets to improve its liquidity position and financial performance. The Company has the potential to extend the maturity date on its Delayed Draw Loans up to January 31, 2026 with the satisfaction of certain financial performance-related conditions.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2023, $1,524,531 (2022 - $5,085,792) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s long-term debt:

	December 31,	December 31,
	2023	2022
Beginning of year	$58,028,604	$27,329,907
Proceeds	-	28,000,000
Principal repayments	(2,976,362)	—
Deferred financing costs	(1,407,903)	(2,236,919)
PIK interest	1,607,032	1,300,245
Amortization of deferred financing costs	4,969,164	3,635,371
End of period	60,220,535	58,028,604
Less: current portion	60,220,535	11,780,000
Total long-term debt	$-	$46,248,604

As of December 31, 2023, stated maturities of long-term debt were as follows:

2024	$60,220,535
Total	$60,220,535

15. Convertible Debt

On April 28, 2023, the Company closed on a new convertible debt facility which enables the Company to access up to $10,000,000 in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an annual interest rate of 12.0%, comprised of 6.0% cash and 6.0% paid-in-kind. The initial tranche's principal amount of Convertible Notes outstanding in the amount of $2,000,000, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of $0.145 or a 20.0% premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the Canadian Securities Exchange. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. If the notes are not converted, the outstanding principal amount and unpaid paid-in-kind interest is due on April 30, 2026.

During the year ended December 31, 2023, the Company closed eight additional tranches of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $8,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055 (Note 16). The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2023, $1,083,697 of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s convertible debt:

	December 31,	December 31,
	2023	2022
Beginning of year	$—	$—
Proceeds	10,000,000	—
Deferred financing costs	(1,346,793)	—
PIK interest	223,954	—
Amortization of deferred financing costs	263,096	—
End of year	$9,140,257	—
Less: current portion	—	—
Total convertible debt	$9,140,257	$—

16. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2023. The liquidation and dividend rights are identical among Shares equally in our earnings and losses on an as converted basis.

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

Super Voting Shares

Holders of Super Voting Shares will be entitled to ten votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted, which for greater certainty, shall initially equal one thousand votes per Super Voting Share. Each Super Voting share shall be convertible into one hundred Subordinate Voting Shares.

Shares Issued

During the year ended December 31, 2023, the Company issued the 15,000,000 Subordinate Voting Shares to its senior secured lender, Chicago Atlantic Admin, LLC, an affiliate of Green Ivy Capital, and a group of lenders in connection with the fifth amendment to its Credit Facility signed on March 31, 2023 (Note 14).

During the year ended December 31, 2023, 65,411 Super Voting Shares were redeemed for 6,541,100 Subordinate Voting Shares

During the year ended December 31, 2023, 17,449 Multiple Voting Shares were redeemed for 1,744,900 Subordinate Voting Shares

During the year ended December 31, 2022, 54,078 Multiple Voting Shares were converted into 5,407,800 Subordinate Voting Shares.

During the year ended December 31, 2022, employee stock options were exercised for 15,002 Subordinate Voting Shares. Proceeds from these transactions were $7,201.

17. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units (“RSUs”), or other awards. Under the terms of the plan, a total of ten percent of the number of shares outstanding assuming conversion of all super voting and multiple voting shares to subordinate voting shares are permitted to be issued. The exercise price for incentive stock options issued under the plan will be set by the committee but will not be less than 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board.

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2023	2022
Risk-Free Interest Rate	3.82%	3.04%
Weighted Average Exercise Price	$0.25	$0.90
Weighted Average Stock Price	$0.25	$0.90
Expected Life of Options (years)	6.19	5.15
Expected Annualized Volatility	100.00%	81.50%
Grant Fair Value	$0.14	$0.40
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the Company for the years ended December 31, 2023 and 2022 is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2021	23,226,338	$0.56	6.02
Forfeitures	(7,504,677)	0.59	—
Exercised	(15,002)	0.48	—
Granted	7,840,899	0.90	—
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(4,137,079)	0.82	—
Granted	10,558,845	0.25	6.42
Options Outstanding at December 31, 2023	29,969,324	$0.50	6.18

Options Exercisable at December 31, 2023	24,596,552	$0.40	5.72

During the years ended December 31, 2023 and 2022, the Company recognized $2,365,775 and $2,151,972 in stock-based compensation relating to stock options, respectively. As of December 31, 2023, the total unrecognized compensation costs related to unvested stock options awards granted was $525,464. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.8 years. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2023, was $497,590 and $429,222, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31,
SVS Warrants	2023	2022
Risk-Free Interest Rate	4.23%	3.99%
Expected Life (years)	5.00	2.00
Expected Annualized Volatility	100.00%	100.00%
Stock Price	$0.147	0.150
Exercise Price	$0.200	$1.490
Grant Date Fair Value	$0.106	$0.014
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	—	$—	—
Granted	150,000	1.49	2.00
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	16,250,000	0.20	5.00
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57

Warrants exercisable at December 31, 2023	16,400,000	$0.21	4.57

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	3,037,649	$3.50	4.23
Granted	—	-	—
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at December 31, 2023	3,037,649	$3.50	2.23

Warrants exercisable at December 31, 2023	3,037,649	$3.50	2.23

	Number of	Weighted Average	Weighted Average
MVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2021	13,583	$194.66	0.64
Expired	(13,583)	194.66	—
Warrants outstanding at December 31, 2022 and December 31, 2023	—	—	—

Warrants exercisable at December 31, 2023	—	$—	—

In connection with the closing of the convertible debt facility (Note 15), the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five-year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants were treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Goodness Growth in the optimization of its cannabis flower products, with a particular focus on improving the quality and yield of top-grade “A” cannabis flower across its various operating markets, starting with Maryland and Minnesota. As part of this strategic agreement the Company issued 10,000,000 warrants to purchase subordinate voting shares of Goodness Growth to Grown Rogue, with a strike price equal to $0.233. During the year ended December 31, 2023, $1,233,560 (2022 - $0) in stock-based compensation was recorded in connection with the issuance of these SVS warrants.

As of December 31, 2021, there were 150,000 SVS compensation warrants earned in connection with ongoing corporate advisory and financing services rendered, but not yet issued. The Company recorded $191,026 in stock-based compensation expense and accounts payable and accrued liabilities in connection with these warrants as of December 31, 2021. These warrants were granted during the year ended December 31, 2022 and marked to their fair value of $2,034 on the date of grant. The difference between the fair value of these warrants at December 31, 2021 and the grant date of $188,992 was recorded as contra-stock based compensation expense in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.

RSUs

The expense associated with RSUs is based on the closing price of the Company’s Subordinate Voting Shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the years ended December 31, 2023 and 2022, the Company recognized $558,263 and $731,217, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2021	—	$—
Granted on March 15, 2022	1,094,200	1.81
Granted on December 15, 2022	2,127,477	0.29
Balance, December 31, 2022	3,221,677	0.81
Forfeitures	(678,666)	0.54
Balance, December 31, 2023	2,543,011	$0.88

Vested at December 31, 2023	969,428	$1.67

18. Commitments and Contingencies

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

On July 31, 2023, the Company filed a requisition for adjournment of its application filed July 14, 2023, and set for hearing on July 31, 2023 to compel Verano’s compliance with document production based upon the Company’s belief that Verano was engaging in tactics to delay the litigation.

Throughout 2023, the Company served 4 lists of documents, reviewed document production from Verano, and prepared for examinations for discovery.  The Company also prepared materials in anticipation of seeking summary determination of its claim, which it anticipates filing within 30 days.

Due to uncertainties inherent in litigation, it is not possible for Goodness Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.  The damages sought will be significant and material given that Verano’s breach left the Company in a vulnerable position resulting in the Company being constrained in its ability to fund growth initiatives that were desirable and that its competitors were able to undertake, most notably in Minnesota and New York markets.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

19. Other Income (Expense)

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act. During the year ended December 31, 2023, the Company recorded $5,855,076 (2022 - $0) related to the CARES Employee Retention credit in other income on the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2023. The Company has collected $5,855,076 of this credit.

On May 25, 2023, the Company and Grown Rogue entered into a strategic agreement whereby Grown Rogue will support Goodness Growth in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue to Goodness Growth on October 5, 2023. These warrants were recorded as other income in the consolidated statement of net loss and comprehensive loss at a fair value of $1,937,532 on December 31, 2023. The fair value was derived from a black-scholes valuation using a stock price of $0.28, an exercise price of $0.17, an expected life of 4.77 years, an annual risk free rate of 4.68%, and volatility of 100%.

20. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Year Ended December 31,
	2023	2022
Salaries and benefits	$15,198,589	$16,987,788
Professional fees	4,098,050	5,589,074
Insurance expenses	2,626,922	2,776,728
Marketing	791,980	1,066,946
Other expenses	5,502,439	7,403,150
Total	$28,217,980	$33,823,686

21. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2023	2022
United States	$(17,824,089)	$(36,564,444)
Total	$(17,824,089)	$(36,564,444)

The (recoveries) expenses for income taxes consists of:

	Year ended December 31,
	2023	2022
Current:
Federal	$6,111,000	$5,950,000
State	(75,000)	135,000
Total	6,036,000	6,085,000

Deferred:
Federal	1,663,000	(2,171,000)
State	24,000	1,979,000
Total	1,687,000	(192,000)
Total	$7,723,000	$5,893,000

	Year ended December 31,
	2023	2022
Loss before income taxes:	$(17,824,089)	$(36,564,444)
Income tax benefits at statutory rate	(3,743,059)	(7,678,533)
State Taxes	(1,061,542)	1,423,205
Non-deductible expenses	26,928	10,231,020
Stock based and other compensation	873,096	565,781
Warrant income	(406,844)	—
Change in valuation allowance	6,676,000	5,103,000
Uncertain Tax Position	22,356,000	—
Federal true up	(14,388,074)	—
State true up	(2,123,580)	—
Rate true up and other	(485,925)	(3,751,473)
Income tax expense, net	$7,723,000	$5,893,000

The following table summarizes the components of deferred tax:

	2023	2022
Deferred tax assets
Operating loss carryforwards - United States	$7,478,000	$3,806,000
Credit losses	71,000	137,000
Inventory reserve	186,000	312,000
Financing leases	4,676,000	1,845,000
Intangible assets	564,000	483,000
Property and equipment	1,695,000	3,158,000
Capital loss carryforward	888,000	310,000
Excess business interest expense	10,382,000	—
Share based compensation	188,000	58,000
Total Deferred tax assets	26,128,000	10,109,000
Less valuation allowance	(25,077,000)	(6,638,000)
Net deferred tax assets	1,051,000	3,471,000
Deferred tax liabilities
Related party management fee receivables	—	654,000
Installment sale	1,051,000	1,130,000
Warrants receivable	—	—
Total deferred tax liabilities	1,051,000	1,784,000
Net deferred tax asset/(tax liabilities)	$—	$1,687,000

At December 31, 2023, the Company had United States federal net operating loss carryforwards of approximately $25,400,000 that can be carried forward indefinitely and are limited in annual use to 80% of current year taxable income, and state net operating loss carryforwards of approximately $29,500,000 that can be carried forward fifteen years. State net operating loss carryforwards begin to expire on December 31, 2034.

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

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. As of both December 31, 2023 and 2022, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $635,000 and $0, respectively on the consolidated balance sheet.

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed. The Company is not currently under examination in any jurisdiction for any period. The Company believes it is no longer subject to income tax examinations for fiscal periods ended prior to 2020.

The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more-likely-than-not that the position will be sustained upon examination. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The measurement of the uncertain tax position is based on the largest benefit amount to be realized upon settlement of the matter. If payment ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense may result. As of December 31, 2023, the Company recorded an uncertain tax liability for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company and its subsidiaries are filing amended tax returns for periods ending 2020 through 2022 to reflect this position.  The Company does not expect any resolution to this uncertain tax position in the next 12 months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

The following table shows a summary of uncertain tax positions:

	2023	2022
Beginning Balances	$—	$—
Increase related to tax positions taken during a prior year	16,711,000	—
Increases related to tax positions taken during the current year	5,645,000	—
Ending Balances	$22,356,000	$—

22. Supplemental Cash Flow Information(1)

	December 31,	December 31,
	2023	2022
Cash paid for interest	$24,965,769	$16,560,487
Cash paid for income taxes	2,043,094	5,132,280
Change in construction accrued expenses	444,865	94,556
Warrants issued in connection with financing activities	497,055	—

(1)	For supplemental cash flow information related to leases, refer to Note 10.

23. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, deposits, and notes receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Trade receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Massachusetts, Maryland, Minnesota, Nevada, New Mexico, New York, and Puerto Rico with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has, and intends, to adhere strictly to the state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2023, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the year ended December 31, 2023, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $836,226.

24. Related Parties Transactions

As of December 31, 2023, and 2022, there was $121,846 and $1,613, respectively, due to related parties.

For the years ended December 31, 2023, and 2022, the Company paid a related party (Bengal Impact Partners, of which Joshua Rosen, who is the Company’s Chief Executive Officer, Interim Chief Financial Officer, and a member of the Company’s Board of Directors, is a managing partner) $1,613 and $120,000, respectively, for ongoing corporate advisory services.

In 2022 the Company granted 150,000 compensation warrants to Bengal Impact Partners for ongoing corporate advisory services (Note 16).

25. Subsequent Events

On February 22, 2024, the Company executed a lease with its landlord on a site for cannabis cultivation and manufacturing facilities. Per the terms of the lease the landlord agreed to provide the Company with $2,000,000 of tenant improvement allowances. Rent payments will not commence until January 1, 2025, at which time monthly base rent will be $82,500. Starting January 1, 2025, the Company has the option to purchase the property. The initial purchase price is $13,000,000 increasing by 3% at the start of each calendar year until the option expires on December 31, 2028. The lease expires on December 31, 2034.

On March 25, 2024, the Company paid off $1,050,000 in principal of it’s outstanding notes payable (Note 14). This note was due on December 31, 2023, and has no remaining outstanding balance.

On April 1, 2024, the Company executed a eighth amendment to its lease with its landlord on its cannabis cultivation and manufacturing facilities located in Johnstown, New York. As part of the eighth amendment to the lease in Johnstown, the Company extended it’s option to terminate the lease. Written notice of termination now needs to be provided by June 15, 2024. Additionally, the Company has a purchase option to buy the premises for $81,000,000. The purchase option extends through March 27, 2026, and the purchase price increases 3% every six months.

On April 1, 2024, ACE Ventures, LLC (“Ace”), a minority-owned business partnership in the State of New York, and the Company executed a binding term sheet whereby Ace plans to acquire the Company’s subsidiary, Vireo Health of New York (“VireoNY”), pending the satisfaction of closing conditions, including secured capital commitments and regulatory approval. Terms of the transaction include a purchase price between $3.0 and $5.0 million for Vireo Health of New York’s licenses, inventory and assets, as well as either Ace’s assumption of the lease agreement with Innovative Industrial Properties (“IIP”) for the Johnstown, NY cannabis cultivation and manufacturing campus or Ace’s acquisition of this campus. Ace has agreed to take financial responsibility for VireoNY’s operations, including its operating losses, beginning on April 1, 2024. These activities are expected to be supported initially by a $2.5 million unsecured loan from the Company to VireoNY.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on that evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

As of December 31, 2023, our management evaluated and assessed, with the participation of our CEO and Interim CFO, the effectiveness of our internal control over financial reporting, using the criteria set forth in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Our CEO and Interim CFO has certified that, based on his knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Additionally, the Company’s management have concluded that the Company’s internal control over financial reporting was effective for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our 2024 Management Information Circular and Proxy Statement with respect to our 2023 annual and special meeting of shareholders and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item will be set forth in our 2024 Management Information Circular and Proxy Statement with respect to our 2023 annual and special meeting of shareholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our 2024 Management Information Circular and Proxy Statement with respect to our 2023 annual and special meeting of shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth, as of December 31, 2023, securities authorized for issuance under each of the 2018 Equity Incentive Plan (the “2018 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and any equity issued under an employment agreement. All outstanding options under the 2018 Equity Incentive Plan, as well as all outstanding compensation warrants, settle in Subordinate Voting Shares. Outstanding options and under the 2019 Equity Incentive Plan settle in either Subordinate Voting Shares of Vireo or Multiple Voting Shares, at the Company’s option. All restricted stock units issued under the 2019 Equity Incentive Plan or an employment agreement settle in Subordinate Voting Shares. Figures below are presented on an as-converted basis.

	Number of
	securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and RSUs	warrants and RSUs	compensation plans
Equity compensation plans approved by security holders	9,612,866	$1.10	4,699,767
Equity compensation plans not approved by security holders	22,899,468	$0.28	—
Total	32,512,335	$0.53	4,699,767

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

The Company has granted equity compensation outside of the 2019 plan. These equity grants of options and RSUs were issued pursuant to employment agreements between the individuals and the Company. The Company has granted equity compensation outside of the 2019 Plan. These equity grants of options and RSUs were issued pursuant to employment agreements between the individuals and the Company, as follows: (i) Employment Agreement with Joshua Rosen and Vireo Health, Inc., dated December 4, 2022; (ii) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Kyle Kingsley; (iii) Third Amendment to Employment Agreement, effective June 7, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and John Heller; (iv) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and J. Michael Schroeder; (v) Third Amendment to Employment Agreement, effective June 7, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and J. Michael Schroeder; (vi) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa; (vii) Fourth Amendment to Employment Agreement, effective December 21, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa; and (viii) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters (collectively, the "Additional Grant Agreements"). Pursuant to the Additional Grant Agreements the Company agreed to grant (i) options to purchase Subordinate Voting Shares, exercisable for a period of ten years from the date of grant at an exercise price equal to the volume weighted-average closing price of the shares on the CSE for the two trading days immediately preceding the date of grant on the vesting terms set out in the applicable option award agreement; and/or (ii) restricted stock units, each of which represents the right to receive one Subordinate Voting Share (or a cash payment equal to the fair market value of one Subordinate Voting Share) upon settlement of the applicable restricted stock unit award in accordance with the vesting and settlement terms of the applicable restricted stock unit award agreement.

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

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our 2024 Management Information Circular and Proxy Statement with respect to our 2023 annual and special meeting of shareholders and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in our 2024 Management Information Circular and Proxy Statement with respect to our 2023 annual and special meeting of shareholders and is incorporated herein by reference.

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

3.1**	Articles of Goodness Growth Holdings, Inc.

3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

4.1#*	Coattail Agreement, dated March 18, 2019, by and among Kyle E. Kingsley, Vireo Health International, Inc. and Odyssey Trust Company

4.2#	Form of Warrant to Purchase Subordinate Voting Shares of Vireo Health International, Inc.

4.3	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2020)

4.4	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

4.5	Form of Voting Support Agreement dated January 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2022)

4.6	Lock-Up Agreement between Verano Holdings Corp. and Kyle Kingsley, dated January 31, 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2022)

4.7	Form of Warrant Certificate dated April 28, 2023 (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed on August 4, 2023)

4.8	Form of Convertible Note dated April 28, 2023 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1 filed on August 4, 2023)

10.1†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.2†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10. 3†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.6†#	Incentive Stock Option Agreement by and between Vireo Health International, Inc. and Kyle Kingsley, as of March 18, 2019

10.9#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.10#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.11#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.12#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.13#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.14#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.15#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.16#	Second Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.17#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.18#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.19†#	Employment Agreement between Vireo Health, Inc. and Amber Shimpa, effective as of December 1, 2020

10.20†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

10.21†#	Employment Agreement between Vireo Health, Inc. and Christian Gonzalez-Ocasio, effective as of December 1, 2020

10.22†#	Employment Agreement between Vireo Health, Inc. and John Heller, effective as of December 1, 2020

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

10.35†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Kyle Kingsley (incorporated by reference to Exhibit 10.35 to the our Annual Report on Form 10-K filed March 31, 2023)

10.36†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and John Heller  (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 31, 2023)

10.37†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters  (incorporated by reference to Exhibit 10.35 to the our Annual Report on Form 10-K filed March 31, 2023)

10.38†

Sixth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 31, 2023, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.45 to the our Registration Statement on Form S-1 filed August 4, 2023)

10.39†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa  (incorporated by reference to Exhibit 10.39 to the our Annual Report on Form 10-K filed March 31, 2023)

10.40†

Third Amendment to Employment Agreement among Goodness Growth Holdings, Vireo Health, Inc. and Kyle Kingsley, effectve February 12, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2023)

10.41†

First Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Joshua Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2023)

10.42†

Third Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 17, 2023)

10.43

Fifth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 24, 2023  (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.44

Fourth Amendment to Lease Agreement, dated February 24, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.45

Consulting Agreement, dated May 24, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited ULC (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 filed August 4, 2023)

10.46

Options Agreement dated as of August 11, 2023, by and among Vireo Health, Inc., HA-MD LLC, and certain other parties specified therein (incorporated by reference to Exhibit 10.47 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.47

First Amendment to the Consulting Agreement, dated September 20, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited, LLC (incorporated by reference to Exhibit 10.48 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.48†

Separation Agreement dated September 21, 2023, between Vireo Health, Inc., and John Heller (incorporated by reference to Exhibit 10.49 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.49†

Third Amendment to Employment Agreement by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and John Heller, dated June 7, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2023)

10.50†

Fourth Amendment to Employment Agreement by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Amber Shimpa, dated December 21, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 9, 2024)

10.51†

Goodness Growth Holdings, Inc. Nonstatutory Stock Option Agreement for Amber Shimpa dated December 21, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 9, 2024)

10.52**	Fifth Amendment to Lease Agreement, dated October 27, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC

10.53†**	Goodness Growth Holdings, Inc. Non-Plan Stock Option Agreement for Joshua Rosen, dated December 14, 2022

10.54†**	Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Kyle Kingsley, dated December 14, 2022

10.55†**	Goodness Growth Holdings, Inc. Incentive Stock Option Agreement for Kyle Kingsley, dated January 4, 2023

10.56†**	Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Kyle Kingsley, dated December 14, 2022

10.57†**	Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (287,888 options), dated June 7, 2023.

10.58†**	Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (1,314,941 options), dated June 7, 2023.

10.59†**	Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Patrick Peters, dated December 14, 2022.

10.60†**	Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Patrick Peters, dated December 14, 2022.

10.61†**	Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Amber Shimpa, dated December 14, 2022.

10.62†**	Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Amber Shimpa, dated December 14, 2022.

21.1**	List of Subsidiaries of Goodness Growth Holdings, Inc.
23.1**	Consent of Davidson & Company LLP

24.1**	Power of Attorney (included on signature page)

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) certification of Interim Chief Financial Officer

32.1 ˄	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

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

104**	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

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

**Filed herewith

˄ Furnished herewith

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	GOODNESS GROWTH HOLDINGS, INC.
	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Chief Executive Officer and Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kyle E. Kingsley and Amber Shimpa acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection with therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Joshua Rosen Joshua Rosen	Chief Executive Officer, Interim Chief Financial Officer & Director (principal executive officer)	April 1, 2024

/s/ Amber H. Shimpa Amber H. Shimpa	President & Director	April 1, 2024

/s/ Ross M. Hussey Ross M. Hussey	Director	April 1, 2024

/s/ Victor Mancebo Victor Mancebo	Director	April 1, 2024

/s/ Judd T. Nordquist Judd T. Nordquist	Director	April 1, 2024

/s/ Kyle E. Kingsley Kyle E. Kingsley	Executive Chairman and Director	April 1, 2024