Form 10-K/A
period 2023-12-31
Goodness Growth Holdings, Inc.
filed 2024-04-29
CIK 1771706

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

As of April 26, 2024, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –111,041,230; Multiple Voting Shares – 320,851; and Super Voting Shares – 0.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Davidson & Company LLP	Vancouver, Canada	PCAOB ID 731

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of Goodness Growth Holdings, Inc., a British Columbia corporation (referred to as “Goodness Growth,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original Form 10-K”), is being filed for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. We have also revised the Exhibit Index in Part IV to include additional exhibits relating to one of our named executive officers. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

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

PART III

Item 10.Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding each director, director nominee and executive officer of Goodness Growth.  The term of office of each of the five current directors will end at the conclusion of the 2024 Annual Meeting of Shareholders. Elected directors serve until the next annual general meeting of the shareholders or until their successors are elected or appointed. A brief biography of each person who serves as a director or executive officer follows the table.

Name	Age*	Position
Dr. Kyle E. Kingsley	49	Executive Chair of the Board
Ross M. Hussey	46	Director
Victor E. Mancebo	40	Director
Judd T. Nordquist	54	Director
Josh Rosen	51	Interim Chief Executive Officer, Interim Chief Financial Officer and Director
Amber H. Shimpa	45	President of Goodness Growth and Chief Executive Officer of Vireo Health of Minnesota
Patrick Peters	50	Executive Vice President, Retail

*As of the date of filing of this Amendment No. 1.

Dr. Kyle E. Kingsley is a board-certified emergency medicine physician and founder, Executive Chairman and a director of Goodness Growth. Dr. Kingsley served as Chief Executive Officer and chairman on the Board of Goodness Growth from July 2014 to February 2023. Dr. Kingsley has served as a director of Goodness Growth (and its predecessors Vireo Health, Inc./Minnesota Medical Solutions LLC) since July 2014, and he was appointed Executive Chairman of Goodness Growth in February 2023. Dr.  Kingsley has expansive experience in starting medical cannabis companies in well-regulated, limited-license states with narrow timelines for implementation. Dr.  Kingsley has been involved with all aspects of medical cannabis implementation, from horticulture and manufacturing to finance and policy. Dr.  Kingsley’s primary goal is to build mainstream, cannabis-based, alternatives to opioids, alcohol, and tobacco. Dr.  Kingsley’s prior experience with opioid pain medications and alcohol in the emergency department setting was a major reason for his desire to build a science-focused cannabis company. Simultaneously with his emergency medicine staffing responsibilities, Dr.  Kingsley founded and developed multiple companies including Clinical Scribes LLC, a medical scribe documentation training and implementation company, which he founded in 2007. Clinical Scribes LLC and its offshoot Medical Scribe Training Systems focus on efficient training of medical professionals, specifically medical scribes. Dr.  Kingsley is the author of a wide array of scientifically robust medical scribe training textbooks, “The Ultimate Medical Scribe Handbook” series, which is used by companies across the country to train their medical scribes. Dr.  Kingsley founded MedMacros LLC in 2012, a medical documentation augmentation company that provides physicians and other healthcare providers with online templates to improve documentation speed and comprehensiveness. Dr.  Kingsley received a Bachelor of Science degree in Biochemistry and a Bachelor of Arts degree in German from University of Minnesota in Duluth and received a Doctor of Medicine degree from the University of Minnesota, Twin Cities. During his time at the University of Minnesota, Duluth, Dr.  Kingsley worked extensively in a biochemistry laboratory and developed expertise in HPLC and other laboratory techniques that are directly applicable to the medical cannabis industry. Dr.  Kingsley is married to Ms. Shimpa’s sister.

Ross M. Hussey is an attorney with over 15 years of experience who practices in multiple states and jurisdictions and focuses primarily on complex litigation and representing private businesses. Mr. Hussey has served as a director of Goodness Growth since July 2020 and is the Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He has practiced with Smith Jadin Johnson, PLLC since June 2019. From April 2015 through May 2019, he practiced with Benson, Kerrane, Storz & Nelson, PC (now known as Kerrane Storz, P.C.). Mr. Hussey is a founding member of Vireo U.S. where he helped create and launch Minnesota Medical Solutions, LLC. Mr. Hussey previously served as General Counsel for Minnesota Medical Solutions from December of 2014 to March of 2016 before returning to private practice. He also has prior government relations experience and was involved in the implementation of the medical cannabis program in Minnesota. Mr. Hussey holds a Bachelor of Arts degree in Political Science from Gustavus Adolphus College and received a Juris Doctor degree from William Mitchell College of Law.

Victor E. Mancebo is a business professional with over 20 years of experience in a variety of operational, retail, and agricultural leadership roles for several national and regional companies in the United States. Mr. Mancebo has served as a director of Goodness Growth since January 2021 and is a member of the Audit, Compensation and Nominating and Corporate Governance Committees. Mr. Mancebo has amassed executive leadership roles in Real-Estate, Banking, Education, Logistics, Technology, Food Safety, Manufacturing, Agriculture, and Retail. He founded O2 Natural Air LLC, a sustainable climate-control company, in 2022. He has served as Executive Chairman of V7 Ogimaa, Inc, a vertically integrated, multi-state cannabis operator,. since 2021. He has served as the Chief Executive Officer and Director of TheraTrue, Inc., a medical cannabis company, since January 2021. From July 2018 through December 2020, Mr. Mancebo served as the President, Chief Executive Officer and as a Director of Liberty Health Sciences Inc. (OTCQX: LHSIF), a vertically integrated cannabis company with 29 dispensaries and a 250,000 square feet production facility housed on 387 acres in Florida, which has served over 100,000 patients to date. At Liberty Health Sciences Inc., Mr. Mancebo was responsible for the growth and success of various departments including retail, sales, compliance, production, processing, cultivation, construction, facilities, and accounting. Prior to that experience, Mr. Mancebo served as a Partner and Chief Operations Officer at Gelatys, a handcrafted gelato pops company, from April 2016 through April 2018. From 2013 to 2020, Mr. Mancebo served as the Founder and Managing Director at iAgriGroup, an entity focused on providing supporting in the agricultural and food industry, where he was responsible for the expansion, strategy and overall operational execution of the international agriculture and food production company. He holds a B.A. from Florida International University and a Master Black Belt Six Sigma Certification.

Judd T. Nordquist is a Certified Public Accountant with more than 30 years of experience, serving as a Partner and member of the Board of Directors at Abdo L.L.P. and its predecessor until April 2023. Mr. Nordquist has served as a director of Goodness Growth since March 2019 and is a member of the Compensation Committee and the Chair of Audit Committee. He has served on Boards, audit committees, transaction committees and has held leadership roles with several organizations. During his career in public accounting, Mr. Nordquist served in several leadership roles including the Segment Leader for the manufacturing, distribution and agriculture and the Real Estate and Construction segments of the firm where he was responsible for setting the strategic plan and delivering results. Mr. Nordquist helps business owners with business and tax planning, mergers and acquisitions, cash flow management, budgeting, overhead computations, auditing and entrepreneurial consulting services throughout North America and Europe. Mr. Nordquist graduated from Minnesota State University, Mankato with a Bachelor of Science degree in Accounting and is currently attending Harvard University in pursuit of their Corporate Director Certificate. He is a member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and DFK International.

Josh Rosen is a cannabis industry executive, strategic advisor and business professional with experience in capital markets. Mr. Rosen has served as a director of Goodness Growth since August 2021, and has served as Interim Chief Executive Officer of Goodness Growth since February 2023 and as Interim Chief Financial Officer of Goodness Growth since February of 2023. Mr. Rosen previously served as Interim President of Goodness Growth from December 2022 until his appointment to Interim Chief Executive Officer. Mr. Rosen has served as a Managing Partner of Bengal Capital, a cannabis investment and advisory firm, since December 2020. Mr. Rosen has served as a member of the Board of Body & Mind, Inc. (CS: BAMM), a cannabis company, since February 2023. Through May  2021, Mr. Rosen was a director of 4Front Ventures Corporation (CSE: FFNT); Mr. Rosen was previously Executive Chairman and Chief Executive Officer of 4Front and its predecessor companies, having co-founded 4Front in 2011. Mr. Rosen is on the Board of Manager of Ninety Plus Coffee, LLC, a coffee producer. Earlier in his career, Mr. Rosen held positions at Crystal Rock Capital Management, Credit Suisse (NYSE: CS) and ABN AMRO Bank N.V. (OTCMKTS: AAVMY). Mr. Rosen holds a Bachelor of Arts in Economics and Philosophy from Beloit College.

Amber H. Shimpa has served as President of Goodness Growth since February 2023. Ms. Shimpa also currently serves as Chief Executive Officer of Vireo Health of Minnesota, one of the operational subsidiaries of Goodness Growth. Ms. Shimpa served as a director of the Company from March 2019 to March 2023. Ms. Shimpa also served as the Chief Administrative Officer (“CAO”) for Goodness Growth from December 2019 to February 2023, and prior to that, as Chief Financial Officer from January 2015 to December 2019. As CAO, she led Goodness Growth’s human resources, communications, and policy teams and drove the integration of people and culture for Goodness Growth. She works to perpetuate Goodness Growth’s core values and culture as its workforce continues to rapidly expand. Ms. Shimpa spearheads Goodness Growth’s Corporate Social Responsibility initiatives and Diversity and Inclusion programs. Ms. Shimpa has 14 years of experience as a financial services professional with various commercial and investment banking organizations. Prior to joining Goodness Growth, Ms. Shimpa spent nine years as Vice President of a $1.6 billion bank focused on commercial, nationwide lending. Her experience in the highly regulated banking environment has engrained quality and control in her leadership and financial management approach. Banking is often seen as a challenge for operators within the cannabis industry. Ms. Shimpa’s understanding of the strict compliance requirements in the banking industry, coupled with Goodness Growth’s scientific and safe medical model, have led to welcoming discussions with banks, and ultimately the first known open banking relationship with a cannabis-related company in the U.S. Ms. Shimpa holds a Bachelor of Arts degree in Business from the University of North Dakota. Dr. Kyle E. Kingsley is married to Ms. Shimpa’s sister.

Patrick Peters is a highly driven retail executive with experience in industry-leading brands across diverse market segments. Mr. Peters is experienced in developing innovative and effective solutions to drive continuous improvement and financial results. He has served as Goodness Growth’s Executive Vice President of Retail since November 2020. Prior to that he served as Senior Vice President of Retail, Wholesale, and E-Commerce at Goodness Growth from November 2019 to November 2020. Prior to that, from June 2018 to July 2019, Mr. Peters served as the Regional Director of Rue21, an American specialty retailer of women’s and men’s casual apparel and accessories, where he managed Rue21’s retail locations on the East Coast. Mr. Peters served as a Financial Planner at Northwest Mutual from June 2017 to March 2018, where he assisted individuals with life insurance and financial planning. From June 2013 to February 2017, Mr. Peters served as Chief Operating Officer and Vice President of Retail at Costume SuperCenter, where he focused on growing infrastructure of new e-commerce retail acquisition.

CORPORATE GOVERNANCE

Among others, the Company has a standing Audit Committee. The responsibilities of this committee are described below. Our Board may also establish various other committees to assist it in its responsibilities. The following table summarizes the current membership of the Board and its Audit Committee and the independence of each Board member, which has been assessed in accordance with the rules of the Nasdaq Stock Market (“Nasdaq Rules”):

Director Name	Independent	Audit Committee
Dr. Kyle Kingsley	N
Ross Hussey	Y	Member
Victor Mancebo	Y	Member
Judd Nordquist	Y	Chair
Josh Rosen	Y

Our Board has adopted an Audit Committee charter that addresses its composition and responsibilities. Copies of such materials are available on our website at investors.vireohealth.com/governance/Governance-Documents.

Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibilities relating to accounting and financial reporting processes and internal controls for Goodness Growth and the audits of its financial statements, and in ensuring the adequacy and effectiveness of Goodness Growth’s risk management programs.

The Audit Committee currently is comprised of three directors Ross M. Hussey, Victor E. Mancebo and Judd T. Nordquist (chair). Each of these directors is, and each director who served on the Audit Committee during fiscal year 2023 was, independent as contemplated by Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) and the Nasdaq Rules. An audit committee member is independent if the member meets the requirements of NI 52-110, the Nasdaq Rules and has no direct or indirect material relationship with Goodness Growth that could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. The Board has determined that all members of the Audit Committee are financially literate, and that Mr. Nordquist qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive, principal financial, and principal accounting officers. The Code of Ethics and Business Conduct is available on our website at investors.vireohealth.com/governance/Governance-Documents.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports of holdings and transactions in Goodness Growth Shares with the SEC. Based on our records, in 2023, all Section 16 filers met all applicable SEC filing requirements under Section 16(a), except as follows: (i) Form 4 filing for Joshua Rosen due December 10, 2022, filed January 9, 2023; (ii) Form 4 filing for John Andrew Heller due June 9, 2023, filed June 14, 2023; (iii) Form 4 for J. Michael Schroeder due June 9, 2023, filed June 14, 2023; (iv) Form 3 filing for Chicago Atlantic Credit Opportunities due June 2, 2023, filed July 14, 2023; (v) Form 4/A for Amber Shimpa due December 16, 2022,  filed January 8, 2024; and (vi) Form 4 for Amber Shimpa due December 23, 2023 filed January 8, 2024.

Item 11.Executive Compensation

DIRECTOR COMPENSATION

Only non-employee directors receive compensation for their services as directors. For information about the compensation of Dr. Kingsley, Mr. Rosen and Ms. Shimpa, see the section entitled “Information Concerning Executive Compensation” below. Dr. Kingsley and Mr. Rosen served on the Board for all of 2023. Ms. Shimpa resigned from the Board in March 2023.

The director compensation program is intended to provide a total compensation package that enables Goodness Growth to attract and retain qualified and experienced directors and to align our directors’ interests with those of our shareholders by including a substantial portion of their compensation in Goodness Shares. The Compensation Committee makes a recommendation to the N&G Committee regarding director compensation, which the N&G Committee will then approve, modify, or reject. The N&G Committee will then propose such compensation to the Board for approval. The Compensation Committee, N&G Committee, and the Board consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the directors in determining the level of long-term equity incentive awards to be granted, if any.

For 2023, non-employee director compensation was comprised of an annual cash retainer of $71,000. No equity grants were made to non-employee directors for 2023.

The following table reflects the total compensation earned by or paid to our non-employee directors in 2023.

Director Compensation for 2023

	Fees
	Earned
	or
	Paid in	Option	Stock
	Cash	Awards	Awards	Total
Name and Principal Position	($)	($)(1)	($)(2)	($)
Chelsea A Grayson(3)	38,000	—	—	—
Ross M. Hussey	71,000	—	—	71,000
Victor E. Mancebo	71,000	—	—	71,000
Judd T. Nordquist	71,000	—	—	71,000
(1)

At December 31, 2023, the directors had the following Goodness Options outstanding: Mr. Hussey held 175,025 vested Goodness Options and 60,105 unvested Goodness Options that vested in full on March 31, 2024; Mr. Mancebo held 109,526 vested Goodness Options and 59,988 unvested Goodness Options that vested in full on March 31, 2024;

Mr. Nordquist held 450,465 vested Goodness Options and 140,239 unvested options that vested in full on March 31, 2024.

(2)

At December 31, 2023, the directors had the following Goodness restricted stock units (“Goodness RSUs”) outstanding: Mr. Hussey held 39,637 vested Goodness RSUs and 22,113 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 57,161 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Mr. Mancebo held 39,637 vested Goodness RSUs and 22,113 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 57,161 unvested RSUs that vest ratably on the first three anniversaries of the grant date, December 14, 2022; Mr. Nordquist held 39,637 vested Goodness RSUs and 22,113 unvested RSUs that vest ratably on the first three anniversaries of the grant date, March 15, 2022, and 57,161 unvested RSUs that vest ratably on the first three anniversaries f the grant date, December 14, 2022. All RSUs settle and pay out the third anniversary of the grant date.

(3)	Ms. Grayson resigned from the Company’s Board in March 2023.

EXECUTIVE COMPENSATION

Overview of Executive Compensation

As an “emerging growth company” and “smaller reporting company” under the rules and regulations of the SEC, Goodness Growth is required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. These reporting obligations extend only to our “named executive officers”, who, under the rules for a “smaller reporting company,” are the individuals who: (1) served as our principal executive officer; (2) our two most highly compensated executive officers other than the principal executive officer; and (3) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as one of our executive officers at the end of our last completed fiscal year (collectively, the “named executive officers” or “NEOs”).

The Board is authorized to review and approve annually all compensation decisions relating to the executive officers of Goodness Growth. In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in Item 402 of Regulation S-K, this section explains how Goodness Growth’s compensation program is structured for its named executive officers.

For 2023, our named executive officers were Dr. Kyle E. Kingsley (former chief executive officer), Joshua Rosen (in his capacity as interim chief executive officer and interim chief financial officer), Amber Shimpa (President and corporate secretary), Patrick Peters (executive vice president of retail), John Heller (former chief financial officer), and  J. Michael Schroeder (former General Counsel and Chief of Compliance).

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

For details regarding the role and composition of the Compensation Committee, see “Board of Directors, Committees, and Governance – Committees of Our Board of Directors”. For details regarding the experience of the members of the Compensation Committee, see “Directors and Executive Officers” and “Board of Directors, Committees, and Governance.”

The role and responsibility of the Compensation Committee is to assist the Board in fulfilling its responsibilities for establishing compensation philosophy and guidelines. Additionally, the Compensation Committee has responsibility for recommending to the Board compensation levels for directors, recommending compensation levels, perquisites and supplemental benefits for the executive officers. In addition, the Compensation Committee is charged with reviewing Goodness Growth’s equity incentive plans, including the The Vireo Health Internation Inc. 2019 Equity Incentive Plan (the "2019 Incentive Plan"), and proposing changes thereto and recommending any other employee benefit plans, incentive awards and perquisites with respect to the directors and executive officers. The Compensation Committee is responsible for approving any equity or incentive awards under the 2019 Incentive Plan. The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers, and for overseeing our Board annual self-evaluation process.

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

Long-Term Equity Incentive Awards

Long-term incentives are intended to align the interests of Goodness Growth’s directors and executive officers with those of the shareholders and to provide a long-term incentive that rewards these parties for their contribution to the creation of shareholder value. In establishing the number of Goodness Options, stock appreciation rights (“SARs”), restricted stock (“Goodness RS Awards”) and Goodness RSUs to be granted, if any, reference is made to the recommendations made by the Compensation Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly- traded companies of similar size, in the same business as Goodness Growth. The Compensation Committee and the Board also consider previous grants of Goodness Options and the overall number of Goodness Options that are outstanding relative to the number of outstanding securities in determining whether to make any new grants of Goodness Options, SARs, Goodness RS Awards or Goodness RSUs and the size and terms of any such grants. With respect to executive officers, the Compensation Committee and the Board also consider the level of effort, time, responsibility, ability, experience, and level of commitment of the executive officer in determining the level of long-term equity incentive awards.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the NEOs during the years 2023 and 2022.

			Option	Stock	All Other
			Awards	Awards	Compensation		Total
Name and Principal Position	Year	Salary ($)	($)(5)	($)(6)	($)(1)		($)
Dr. Kyle E. Kingsley	2023	275,000	682,256	—	176		957,432
Former Chief Executive Officer(2) and Executive Chair of the Board	2022	360,000	558,435	672,430	176		1,591,041
Josh Rosen	2023	300,000	—	—	176		300,176
Interim Chief Executive Officer and Chief Financial Officer	2022	11,538	528,093	49,202	65,791	(8)	654,624
John A. Heller	2023	340,000	215,035	—	176		555,211
Former Chief Financial Officer(3)	2022	300,000	269,687	305,650	176		875,513
Amber Shimpa	2023	260,000	164,061	—	176		424,237
President and Corporate Secretary	2022	260,000	233,729	264,897	176		758,802
J. Michael Schroeder	2023	250,000	87,861	—	176		338,037
Former General Counsel and Chief Compliance Officer(4)(7)
Patrick Peters	2023	200,000	—	—	176		200,176
Executive Vice President of Retail(7)
(1)	Consists of life insurance premiums paid on the executive’s behalf.
(2)	Dr. Kingsley resigned from the position of Chief Executive Officer on February 14, 2023.
(3)	Mr. Heller was Goodness Growth’s Chief Financial Officer until September 26, 2023.
(4)	Mr. Schroeder was Goodness Growth’s General Counsel and Chief Compliance Officer until December 15, 2023.
(5)

The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. The assumptions used in calculating the valuations are set forth in Note 17 to the Goodness Growth Audited Financial Statements in the Goodness Growth Annual Report. At December 31, 2023 the NEOs had the following Goodness Options outstanding: Mr. Kingsley held 5,545,763 vested Goodness Options, 356,263 unvested Goodness Options which vest ratably at each quarter end until fully vested on March 31, 2026, and 503,552 unvested Goodness Options which vest ratably at each quarter end until fully vested on December 31, 2026; Mr. Heller held 1,422,899 vested Goodness Options and 0 unvested options; Ms. Shimpa held 3,099,946 vested Goodness Options, 140,346 unvested Goodness Options which vest ratably at each quarter end until fully vested on March 31, 2026, 240,963 unvested Goodness Options which vest ratably at each quarter end until fully vested on December 31, 2026, and 750,000 unvested Goodness Options of which 150,000 vest on December 31, 2024, and the remainder vest ratably at each quarter end until fully vested on December 31, 2027; Mr. Rosen held 2,079,468 vested Goodness Options and 39,985 unvested Goodness Options which fully vest on March 31, 2024; Mr. Schroeder held 1,532,359 vested Goodness Options and 0 unvested options; Mr. Peters held 583,214 vested Goodness Options, 125,000 unvested Goodness Options which vest ratably at each quarter end until fully vested on December 31, 2023, 107,959 unvested Goodness Options which vest ratably at each quarter end until fully vested on March 31, 2026, and 185,349 unvested Goodness Options which vest ratably until fully vested on December 31, 2026.

(6)

The amounts reported in the Stock Awards column reflects aggregate grant date fair value of RSUs computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. The assumptions used in calculating the valuations are set forth in Note 17 to the Goodness Growth Audited Financial Statements in the Goodness Growth Annual Report. At December 31, 2023 the NEOs had the following Goodness RSUs outstanding: Mr. Kingsley held 313,294 vested Goodness RSUs and 175,139 unvested RSUs that vest in two installments on the anniversaries of the grant date, March 15, 2022, and 452,709 unvested RSUs that vest in two installments on the anniversaries of the grant date, December 14, 2022; Mr. Heller held 39,804 vested Goodness RSUs; Ms. Shimpa held 123,667 vested Goodness RSUs and 68,994 unvested RSUs that vest in two installments on the anniversaries of the grant date, March 15, 2022, and 178,340 unvested RSUs that vest in two installments on the anniversaries of the grant date, December 14, 2022; Mr. Rosen held 27,612 vested Goodness RSUs and 11,043 unvested RSUs that vest in two installments on the anniversaries of the grant date, March 15, 2022, and 44,181 unvested RSUs that vest in two installments on the anniversaries of the grant date, December 14, 2022; Mr. Schroeder held 118,911 vested Goodness RSUs; Mr. Peters held 95,129 vested Goodness RSUs and 53,073 unvested RSUs that vest in two installments on the anniversaries of the grant date, March 15, 2022, and 137,185 unvested RSUs that vest in two installments on the anniversaries of the grant date, December 14, 2022.

(7)	Messrs. Schroeder and Peters were not named executive officers for 2022.
(8)	Also includes director fees paid to Mr. Rosen for his services as a Director of the Company before becoming an employee.

Employment Agreements

Joshua Rosen: On December 4, 2022, Joshua Rosen entered into an employment agreement with Goodness Growth, whereby Goodness Growth agreed to employ Mr. Rosen as its Interim President.  The initial term of the agreement was for one year, or until December 4, 2023, subject to termination on an earlier date in accordance with the terms of the employment agreement, or unless either party gives written notice of termination in accordance the terms of the employment agreement.  Pursuant to Mr. Rosen’s agreement, Goodness Growth agreed to pay Mr. Rosen an annual base salary of $300,000, with a potential annual cash bonus at the discretion and in an amount determined by the board of directors of Vireo Health, Inc., and a grant of equity compensation consisting of stock options to purchase 2,000,000 Subordinate Voting Shares.  On February 12, 2023, Mr. Rosen and Goodness Growth entered into an amendment to the employment agreement in which he was promoted to Interim Chief Executive Officer of Goodness Growth.

Dr. Kyle Kingsley: On December 28, 2020, Dr. Kingsley entered into an employment agreement with Goodness Growth, whereby Goodness Growth agreed to continue to employ Dr. Kingsley as Goodness Growth’s Chief Executive Officer. The initial term of the agreement is for two years, but automatically extends for a one-year term on each succeeding one-year anniversary of the effective date of the agreement, subject to termination on an earlier date in accordance with the terms of their employment agreement, or unless either party gives written notice of non-renewal to the other party at least 180 days prior to automatic extension. Pursuant to Dr. Kingsley’s agreement, Goodness Growth has agreed to pay Dr. Kingsley an annual base salary of $360,000, with a potential annual cash bonus at Goodness Growth’s discretion in an amount determined by the Board. On February 2, 2022, Dr. Kingsley and Goodness Growth entered into an amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 100% of his annual base salary on the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause or by him without good reason, and (iii) amended the severance payment rights upon termination of employment after a change in control (as defined in his employment agreement) such that if his employment is terminated by Goodness Growth without cause (as defined in his employment agreement) or by him for good reason (as defined in his employment agreement) during the twelve months following a change in control (as defined in his employment agreement), he will receive a lump sum payment equal to 200% of his annual base salary in place at the time. On February 12, 2023, Dr. Kingsley and Goodness Growth entered into a Third Amendment to the employment agreement which (i) provided for Dr. Kingsley’s resignation as Chief Executive Officer and his appointment to the role of Executive Chairman of Goodness Growth, (ii) lowered his annual base compensation to $260,000 per year, notwithstanding anything to the contrary in his employment agreement, and (iii) provides that all calculations of payments due to Dr. Kingsley as a result of a future separation of his employment shall be made as if his base salary were $360,000 per year. All other terms of Dr. Kingsley’s employment agreement, as previously amended, remained in effect.

John A. Heller: On December 1, 2020, John A. Heller entered into an employment agreement with Goodness Growth, whereby Goodness Growth agreed to continue to employ Mr. Heller as Goodness Growth’s Chief Financial Officer. The initial term of the agreement was for two years, but automatically extends for a one-year term on each succeeding one-year anniversary of the effective date of the agreement, subject to termination on an earlier date in accordance with the terms of their employment agreement, or unless either party gives written notice of non-renewal to the other party at least 180 days prior to automatic extension. Pursuant to Mr. Heller’s agreement, Goodness Growth has agreed to pay Mr. Heller an annual base salary of $300,000, with a potential annual cash bonus at Goodness Growth’s discretion in an amount determined by Goodness Growth’s Chief Executive Officer. On February 2, 2022, Mr. Heller and Goodness Growth entered into the first amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 50% of his annual base salary on the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause or by him without good reason. Subsequently, on December 14, 2022, Mr. Heller and Goodness Growth entered into the second amendment to the employment agreement, which provided for the grant of equity compensation consisting of (i) stock options to purchase 370,712 Subordinate Voting Shares and (ii) 308,665 RSUs, each which represent the right to receive one Subordinate Voting Share.

Patrick Peters:  On December 1, 2020, we entered into an employment agreement with Patrick Peters, in which he agreed to serve as Goodness Growth’s Executive Vice President, Retail for an initial term of two years (the “Peters Employment Agreement”).  Pursuant to the agreement, Mr. Peters received an annual base salary of $200,000, with a potential annual cash bonus at our Chief Executive Officer's discretion and in an amount determined by our Chief Executive Officer.  The Peters Employment Agreement contains the same post-termination rights and benefits as our NEOs, which are described below under “Termination and Change in Control Benefits.”  We entered into both the first and second amendments to the Peters Employment Agreement on February 2, 2022 (collectively, the “Amended Peters Employment Agreement"). Mr. Peters and Goodness Growth entered into an amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 50% of his annual base salary on the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause or by him without good reason. The Amended Peters Employment Agreement also provided a grant of stock options to purchase 247,141 Subordinate Voting Shares and a grant of 205,777 restricted stock units, each of which represents the right to receive one Subordinate Voting Share.

Amber Shimpa: We entered into an employment agreement with Ms. Shimpa effective December 1, 2020 (the “Shimpa Employment Agreement”) with a two-year term, pursuant to which she receives an annual base salary of $260,000, with a potential annual cash bonus at the Company’s discretion in an amount determined by our Chief Executive Officer. The Shimpa Employment Agreement contains the same post-termination rights and benefits as our NEOs, which are described below under “Termination and Change in Control Benefits.” We entered into the first, second,  third and fourth amendments to the Shimpa Employment Agreement on February 2, 2022, December 14, 2022, February 12, 2023 and December 21, 2023, respectively (collectively, the “Amended Shimpa Employment Agreement”). The Amended Shimpa Employment Agreement, among other things, revised certain termination benefits, provided the terms of equity compensation grants, appointed her President of Goodness Growth and Chief Executive Officer of Vireo, and provided a grant of stock options to purchase 750,000 Subordinate Voting Shares and terms thereof, and a $25,000 cash bonus. As an executive officer, her compensation is reviewed, determined, and approved by the Compensation Committee.

Michael Schroeder: We entered into an employment agreement with Mr. Schroeder effective December 1, 2020 (the “Schroeder Employment Agreement”) with a two-year term, pursuant to which she receives an annual base salary of $307,500, with a potential annual cash bonus at the Company’s discretion in an amount determined by our Chief Executive Officer. The Schroeder Employment Agreement contains the same post-termination rights and benefits as our NEOs, which are described below under “Termination and Change in Control Benefits.” On February 2, 2022, Mr. Schroeder and Goodness Growth entered into the first amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 50% of his annual base salary on the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, provided he is either still employed by Goodness Growth on such date or any termination of his employment prior thereto was not by Goodness Growth for cause or by him without good reason.  On July 14, 2022, Mr. Schroeder and Goodness Growth entered into the second amendment to the employment agreement which provided for the grant of equity compensation consisting of (i) stock options to purchase 308,927 Subordinate Voting Shares and (ii) a grant of 257,221 restricted stock units, each of which represent the right to receive on Subordinate Voting Share.  On June 7, 2023, Mr. Schroeder and Goodness Growth entered into the third amendment to the employment agreement which provided for the grant of equity compensation consisting of (i) stock options to purchase 400,000 Subordinate Voting Shares and (ii) stock options to purchase 239,907 Subordinate Voting Shares, each which represent the right to receive one Subordinate Voting Share and on the terms and vesting schedule defined in the second amendment.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding equity awards for the NEOs as of December 31, 2023.

				Equity
				Incentive
				Plan
				Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date
Dr. Kyle E. Kingsley	277,092	356,263	(1)	—	$1.7700	March 14, 2032
	167,850	503,552	(2)	—	0.3000	December 14, 2032
	5,100,821	—		—	0.3300	May 1, 2028
	262,708	—	(3)			N/A
	679,064	—	(4)	—	—	N/A
Josh Rosen	39,985	—		—	$1.7700	March 14, 2032
	79,468	—		—	0.3000	December 14, 2032
	2,000,000	—		—	0.3000	December 14, 2032
	—	16,565	(3)	—	—	N/A
	—	66,272	(4)	—	—	N/A
John A. Heller	1,422,899	—		—	$0.1757	June 6, 2033
	—	39,804	(3)	—	—	N/A
Amber Shimpa	1,050,168	—		—	$0.1900	January 2, 2028
	1,860,300	—		—	0.3300	May 1, 2028
	109,157	140,346	(1)	—	1.7700	March 14, 2032
	80,321	240,963	(2)	—	0.3000	December 14, 2032
	—	750,000	(5)	—	0.2500	December 20, 2033
	—	103,491	(3)	—	—	N/A
	—	267,510	(4)	—	—	N/A
J. Michael Schroeder	1,050,168	—		—	$0.3300	December 21, 2028
	77,231	—		—	0.3000	December 14, 2032
	404,960	—		—	0.1757	June 6, 2033
	—	33,170	(3)	—	—	N/A
	—	85,740	(4)	—	—	N/A
Patrick Peters	62,465	—		—	$1.1300	November 19, 2029
	375,000	125,000	(6)	—	1.1900	November 29, 2030
	83,967	107,959	(1)	—	1.7700	March 14, 2032
	61,782	185,349	(2)	—	0.3000	December 14, 2032
	—	79,609	(3)	—	—	N/A
	—	205,777	(4)	—	—	N/A
(1)	Goodness Options vest quarterly in equal amounts, with the final tranche vesting on March 31, 2026.
(2)	Goodness Options that vest quarterly in equal amounts, with the final tranche vesting on December 31, 2026.
(3)	Goodness RSUs that settle on the third anniversary of the grant date March 15, 2022.

(4)	Goodness RSUs that settle on the third anniversary of the grant date December 14, 2022.
(5)	25% of these Goodness Options vest on December 31, 2024, and the remainder will vest ratably on the last day of each calendar quarter until fully vested on December 31, 2027.
(6)	Goodness Options that vest quarterly in equal amounts, with the final tranche vesting on December 31, 2024.

Retirement Benefit Plans

Goodness Growth did not offer any retirement benefit plans in 2023.

Termination and Change in Control Benefits

Employment Agreements

As described in more detail above, Goodness Growth entered into employment agreements with Dr. Kingsley, Mr. Rosen, Ms. Shimpa and Mr. Peters. The following describes the benefits to which each of these executives is entitled under his employment agreement upon certain events. Under their respective agreements, none of the NEOs is eligible for any post- termination benefits in the event of termination for cause or without good reason or due to his retirement, death, or disability.

Upon a termination without Cause or for Good Reason before any Change in Control (each as defined below), the NEO would be entitled to: (i) severance equal to 50% (200% with respect to Dr. Kingsley) of his annualized base salary payable in equal installments over the 12 month period following termination and (ii) continued participation in Goodness Growth’s health insurance, with Goodness Growth paying the portion of the premiums it would pay if he or she were still an employee, through the earliest of: 6 months after termination, the date he becomes eligible for group health insurance from another employer, or the date he is no longer eligible to continue participating in Goodness Growth’s group health plan under applicable law.

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

If the NEO’s employment is terminated without Cause or for Good Reason, and a Change in Control occurs (i) within 6 months after his or her termination date or (ii) within 1 year after his or her termination date, pursuant to an agreement executed within 60 days after his or her termination date, he or she is entitled to an additional cash payment equal to 50% of his or her annualized base salary in a lump sum payment no later than 10 days after the Change in Control.

In addition, pursuant to amendments to their employment agreements, (i) each NEO will receive a cash retention bonus equal to 50% (100% in the case of Dr. Kingsley) of his annual base salary on the closing date of a change in control transaction, provided he or she is either still employed by Goodness Growth on such date or any termination of his or her employment prior thereto was not by Goodness Growth for cause (as defined in the employment agreements) or by him or her without good reason (as defined in the employment agreements), and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction. In addition, Dr. Kingsley’s amended employment agreement provides that his severance payment rights upon termination of employment after a change in control (as defined in his employment agreement) such that if his employment is terminated by Goodness Growth without cause (as defined in his employment agreement) or by him for good reason (as defined in his employment agreement) during the twelve months following a change in control (as defined in his employment agreement), he will receive a lump sum cash payment equal to 200% of his annual base salary in place at the time.

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

For purposes of the employment agreements and the equity incentive plans, “Change in Control” means the occurrence of any of the following events:

(i)

Change in Ownership of Goodness Growth. A change in the ownership of Goodness Growth which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of Goodness Growth that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of Goodness Growth, except that any change in the ownership of the stock of Goodness Growth as a result of a private financing of Goodness Growth that is approved by the Board will not be considered a Change in Control.

(ii)

Change in Effective Control of Goodness Growth. If Goodness Growth has a class of securities registered pursuant to Section 12 of the Exchange Act, a change in the effective control of Goodness Growth which occurs on the date that a majority of members of the Board is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of this clause (ii), if any Person is considered to be in effective control of Goodness Growth, the acquisition of additional control of Goodness Growth by the same Person will not be considered a Change in Control.

(iii)

Change in Ownership of a Substantial Portion of Goodness Growth’s Assets. A change in the ownership of a substantial portion of Goodness Growth’s assets which occurs on the date that any Person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from Goodness Growth that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of Goodness Growth immediately prior to such acquisition or acquisitions. For purposes of this subsection (iii), gross fair market value means the value of the assets of Goodness Growth, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

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

Notwithstanding the language in the equity plans, pursuant to the aforementioned employment agreements, previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Our Equity Compensation Plans

Goodness Growth adopted the 2019 Incentive Plan effective March 18, 2019, permitting the grant of Awards, as more fully described below. In addition, from time to time, we may grant Options as incentives or compensation mechanisms for executives and directors pursuant to their employment agreements.

Equity Compensation Plan Information

The following table sets out information as of December 31, 2023, with respect to outstanding security based compensation arrangements, including the 2019 Incentive Plan.

Number of
	Number of		Weighted-	securities
	securities		average	remaining
	to be issued		exercise	available
	upon		price of	for future
	exercise of		outstanding	issuance
	outstanding		options,	under
	options,		warrants	equity
	warrants		and RSUs	compensation
Plan Category	and rights		($)	plans
Equity compensation plans approved by security holders	9,612,866	(1)	1.10	4,699,767
Equity compensation plans not approved by security holders	22,899,468	(2)	0.28	—
Total	32,512,334		0.53	4,699,767

(1)	This figure represents 8,307,947 outstanding Options and 1,304,919 RSUs, each granted under the 2019 Incentive Plan.
(2)

This figure represents 21,661,377 outstanding Options and 1,238,091 RSUs granted outside of the 2019 Incentive Plan to certain executive officers and employees pursuant to the terms of their employment agreements or amendments thereto.

At April 29, 2024, the following Awards were outstanding under the 2019 Incentive Plan: (1) Options exercisable for a total of 5,267,073 Shares, representing 3.7% of the then outstanding number of Shares; and (2) RSUs covering the right to receive a total of 1,238,579 Shares, representing 0.9% of the then outstanding number of Shares.

At April 29, 2024, the following Awards were outstanding outside of the 2019 Incentive Plan: (1) Options exercisable for a total of 19,988,675 Shares, representing 14.0% of the then outstanding number of Shares; and (2) RSUs covering the right to receive a total of 1,238,091 Shares, representing 0.9% of the then outstanding number of Shares.

As of April 29, 2024, an aggregate of 4,699,767 Shares remained available for issuance under the 2019 Incentive Plan, representing approximately 3.3% of the then outstanding number of Shares. No Shares are reserved and available for issuance outside of the 2019 Incentive Plan.

Summary of Terms and Conditions of the 2019 Incentive Plan

The principal features of the 2019 Incentive Plan are summarized below.

Purpose

The purpose of the 2019 Incentive Plan is to enable Goodness Growth and its affiliated companies to: (i) attract and retain the best available personnel for positions of substantial responsibility for Goodness Growth, (ii) to provide additional incentive to employees, directors, and consultants of Goodness Growth, and (iii) to promote the success of Goodness Growth’s business.

The 2019 Incentive Plan permits the grant of Awards, as defined herein and more fully described below.

Eligibility

Any employees, officers, directors, or consultants of Goodness Growth or its affiliated companies are eligible to participate in the 2019 Incentive Plan if selected by the administrator of the 2019 Incentive Plan, being the Compensation Committee, failing which the administrator of the Plan will be the Board (the "Participants"). The basis of participation of an individual under the 2019 Incentive Plan, and the type and amount of any Award that an individual will be entitled to receive under the 2019 Incentive Plan, will be determined by the Compensation Committee or the Board based on its judgment as to the best interests of Goodness Growth and its shareholders, and therefore cannot be determined in advance.

The maximum number of Shares that may be issued under the 2019 Incentive Plan is 10% of the Shares outstanding from time to time (assuming the conversion of all Multiple Voting Shares into Subordinate Voting Shares). Any Shares subject to an Award under the 2019 Incentive Plan that are forfeited, surrendered, cancelled, repurchased, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant are again available for Awards under the 2019 Incentive Plan. Notwithstanding the foregoing, the maximum number of Shares that may be issued pursuant to the exercise of ISOs is 14,312,633 plus the number of Shares that are again available as a result of the previous sentence, to the extent allowable under the United States Internal Revenue Code of 1986, as amended (the "Code") and the Treasury Regulations under the Code.

Awards Options

Options granted under the 2019 Incentive Plan are subject to the terms and conditions established by the Compensation Committee or the Board and set forth in the applicable award agreement. The Compensation Committee or the Board is authorized to grant Options to purchase Shares that are either ISOs, meaning they are intended to satisfy the requirements of Section 422 of the Code, or NSOs, meaning they are not intended to satisfy the requirements of Section 422 of the Code.

Under the terms of the 2019 Incentive Plan, the exercise price of the Options will not be less than 100% of the “Fair Market Value” per Share on the date of grant. The “Fair Market Value” on any date means (i) the closing price of the Shares on an established stock exchange on such date, (ii) if the Shares are regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value will be the mean between the high bid and low asked prices for the Shares on the day of determination, or (iii) in the absence of an established market for the Shares, the Fair Market Value will be determined in good faith by the Compensation Committee or the Board. Notwithstanding the foregoing, in the case of (i) above, as the Shares are listed on the CSE, for the purposes of establishing the exercise price of any Options, the Fair Market Value shall not be lower than the greater of the closing market price of the Subordinate Voting Shares on the CSE on (A) the trading day prior to the date of grant of the Options, and (B) the date of grant of the Options. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Goodness Growth, the per Share exercise price will be no less than 110% of the Fair Market Value per Share on the date of grant.

The maximum term of an Option granted under the 2019 Incentive Plan will be ten years from the date of grant (or five years in the case of an ISO granted to a 10% shareholder).

Payment in respect of the exercise of an Option may be made in cash, cheque, promissory note (to the extent permitted by applicable law), other Shares, cashless exercise consideration, net exercise, or by such other method as the Compensation Committee or the Board may determine to be appropriate and permitted by applicable law, or any combination of the foregoing.

If a Participant ceases to be an employee, officer, director or consultant of Goodness Growth or an affiliated company, other than upon the Participant’s termination as the result of the Participant’s death or disability, the Participant may exercise his or her Option within 30 days of termination, or such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent that the Option is vested on the date of termination. If a Participant ceases to be an employee, officer, director or consultant of Goodness Growth or an affiliated company as a result of the Participant’s disability, the Participant may exercise his or her Option within 6 months of termination, or such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent the Option is vested on the date of termination. If a Participant dies while an employee, officer, director or consultant of Goodness Growth or an affiliated company, the Option may be exercised within 6 months following the Participant’s death, or within such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent that the Option is vested on the date of death, by the Participant’s designated beneficiary or personal representative or in accordance with the will or the laws of descent. In the case of any unvested Options, the Shares covered by the Option will revert to the 2019 Incentive Plan. Notwithstanding the foregoing, at any time after the grant of an Option, the Compensation Committee or the Board, in its sole discretion, may reduce or waive the vesting criteria applicable to the Option.

Restricted Stock

A restricted stock award is a grant of Shares to a Participant, which Shares are subject to forfeiture restrictions during a restriction period. The restriction period may be based on the passage of time, the achievement of target levels of performance, or the occurrence of such other events as determined by the Compensation Committee, or the Board. Each Award of restricted stock will be evidenced by an award agreement that will specify the restriction period, the number of Shares granted, and such other terms and conditions as the Compensation Committee or the Board determines. The Compensation Committee or the Board can impose such restrictions on the restricted stock as it deems advisable. The Compensation Committee or the Board, in their discretion, may accelerate the time at which any restrictions will lapse or be removed. During the restriction period, Participants holding shares of restricted stock under the 2019 Incentive Plan may not vote those Shares but will be entitled to receive all dividends and other distributions paid with respect to such Shares (unless the Compensation Committee or the Board provide otherwise).

RSUs

An RSU is a bookkeeping entry representing an amount equal to the Fair Market Value of one Share. The Compensation Committee or the Board will set vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the Participant. The Compensation Committee or the Board may set vesting criteria based upon the achievement of company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Compensation Committee or the Board in its discretion. Upon meeting the applicable vesting criteria, the Participant will be entitled to receive a payout as determined by the Compensation Committee or the Board. Notwithstanding the foregoing, at any time after the grant of RSUs, the Compensation Committee or the Board, in their sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout.

Stock Appreciation Rights

An SAR entitles the Participant to receive, upon exercise of the SAR, the increase in the Fair Market Value of a specified number of Shares from the date of the grant of the SAR and the date of exercise payable in Shares. Each SAR grant will be evidenced by an award agreement that will specify the exercise price, the term of the SAR, the conditions of exercise, and such other terms and conditions as the Compensation Committee, in its sole discretion, will determine; provided that the per share exercise price for the Shares that will determine the amount of the payment to be received upon exercise of a SAR will be no less than 100% of the Fair Market Value per Share on the date of grant. No SAR may be exercised more than ten years from the grant date.

General

The Compensation Committee or the Board may impose restrictions on the grant, exercise or payment of an Award as it determines appropriate. Generally, Awards granted under the 2019 Incentive Plan shall be nontransferable except by will, by the laws of descent and distribution, by Rule 701 under the U.S. Securities Act of 1933, as amended, and by National Instrument 45-106 Prospectus Exemptions, to the extent applicable. No Participant shall have any rights as a shareholder with respect to Shares covered by Options, SARs, restricted stock awards, or RSUs, unless and until such Awards are settled in Shares.

No Option (or, if applicable, SARs) shall be exercisable, no Shares shall be issued, no certificates for Shares shall be delivered and no payment shall be made under the 2019 Incentive Plan except in compliance with all applicable laws.

The Board may amend, alter, suspend or terminate the 2019 Incentive Plan and the Compensation Committee or the Board may amend any outstanding Award at any time; provided that (i) such amendment, alteration, suspension, discontinuation, or termination shall be subject to the approval of Shareholders if such approval is necessary to comply with any applicable laws, (ii) no such amendment, alteration, suspension or termination may impair the rights of a Participant without the Participant’s written agreement, and (iii) such amendment, alteration, suspension, discontinuation, or termination is in compliance with CSE Policies.

In the event of any dividend, recapitalization, forward or reverse stock split, reorganization, merger, consolidation, split-up, split-off, combination, repurchase or exchange of Shares or other securities of Goodness Growth, or other change in the corporate structure of Goodness Growth affecting the Shares occurs, the Compensation Committee or the Board will make such adjustment, which is appropriate in order to prevent diminution or enlargement of the benefits or potential benefits to Participants under the 2019 Incentive Plan, to the number and class of shares of stock that may be delivered under the 2019 Incentive Plan and/or the number, class, and price of shares of stock covered by each outstanding Award.

In the event of a merger of Goodness Growth with or into another entity or a change in control, each outstanding Award will be treated as the Compensation Committee or Board determine without a Participant’s consent, including, without limitation, that (A) Awards will be assumed, or substantially equivalent Awards will be substituted, by the acquiring or succeeding corporation with appropriate adjustments as to the number and kind of shares and prices; (B) upon written notice to a Participant, that the Participant’s Awards will terminate upon or immediately prior to the consummation of such merger or change in control; (C) outstanding Awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an Award will lapse, in whole or in part prior to or upon consummation of such merger or change in control, and, to the extent the Compensation Committee or the Board determine, terminate upon or immediately prior to the effectiveness of such merger or change in control; (D) (I) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such Award or realization of the Participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the Compensation Committee or the Board determines in good faith that no amount would have been attained upon the exercise of such Award or realization of the Participant’s rights, then such Award may be terminated by Goodness Growth without payment), or (II) the replacement of such Award with other rights or property selected by the Compensation Committee or Board in its sole discretion; or (E) any combination of the foregoing. In the event that the successor corporation does not assume or substitute for the Award (or portion thereof), the Participant will fully vest in and have the right to exercise all of his or her outstanding Options and SARs, including Shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse, and, with respect to Awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

The grant of an Award shall not be construed as giving a Participant the right to be retained as an employee, officer of consultant of Goodness Growth or any affiliate company, nor will it affect in any way the right of Goodness Growth or an affiliate company to terminate a Participant’s employment or engagement at any time, with or without cause, in accordance with applicable law.

Tax Withholding

Goodness Growth may take such action as it deems appropriate to ensure that all applicable federal, state, local, foreign or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant.

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth the beneficial ownership of Goodness Growth’s Shares as of April 29, 2024 for (i) each member of the Board, (ii) each NEO, (iii) each person known to Goodness Growth to be the beneficial owner of more than 5% of Goodness Growth’s securities, and (iv) the directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities of which a person has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each beneficial owner listed in the table has sole voting and investment power with regard to the Goodness Shares owned by such person. The ownership percentages are based on the following Goodness Shares outstanding at the close of business on April 29, 2024: 111,041,230 Subordinate Voting Shares, 320,851 Multiple Voting Shares.

	Subordinate			Multiple
	Voting Shares			Voting Shares		Total(1)
			% of		% of	Number of
			Total		Total	Capital	% of
	Number		Subordinate	Number	Multiple	Stock	Total
	Beneficially		Voting	Beneficially	Voting	Beneficially	Capital
Name and Address of Beneficial Owner	Owned		Shares	Owned	Shares	Owned	Stock
Robert James Barnard/Black Maple Capital Management LP(2)	16,500,621		14.9	—	—	16,500,621	11.5%
Chicago Atlantic Group, LP(3)	70,760,789		41.3%	—	—	70,760,789	34.8%
NEOs and Directors
Dr. Kyle E. Kingsley	12,168,411	(4)	10.4%	—	—	12,168,411	8.2%
Joshua Rosen	2,849,467	(5)	2.5	—	—	2,849,467	2.0%
Ross M. Hussey	235,130	(6)	*	16,803	5.2%	1,915,430	1.3%
Victor E. Mancebo	169,514	(7)	*	—	—	169,514	*
Judd T. Nordquist	590,704	(8)	*	—	—	590,704	*
Amber Shimpa	3,158,620	(9)	2.8	8,521	2.7%	4,010,720	2.7%
Patrick Peters	641,906	(10)	*	—	—	641,906	*
John A. Heller	1,422,899	(11)	1.3	—	—	1,422,899	1.0%
J. Michael Schroeder	1,532,359	(12)	1.4%	—	—	1,532,359	1.1%
Directors and executive officers as a group (7 persons)(13)	18,713,779		15.1%	26,169	8.2%	22,430,653	14.4%

*Less than 1%.

(1)	Total share values assume all outstanding Multiple Voting Shares have been converted to Subordinate Voting Shares. Each Multiple Voting Share is convertible into 100 Subordinate Voting Shares.
(2)

Reflects the Goodness Shares as reported on the Schedule 13G/A filed by Robert James Barnard (“Barnard”) and Black Maple Capital Management LP (“BMC”) with the SEC on January 19, 2024. BMC has sole voting/dispositive power of 4,765,325 subordinate voting shares. BMC is an investment adviser registered with the SEC. The securities reported by BMC on the Schedule 13G/A represent shares beneficially owned by BMC on behalf of its client, Black Maple Capital Partners LP (“Private Fund”), a private fund managed by BMC. In its capacity as investment manager to the Private Fund, BMC has sole voting and dispositive power over the securities reported.  Barnard has sole voting/dispositive power over 11,735,296 subordinate voting shares. Barnard is the Chief Executive Officer/Chief Investment Officer of BMC, and the control person of BMC as the managing member of Black Maple Capital Holdings LLC, the general partner of BMC. The securities reported by Barnard on the Schedule 13G/A represent: (i) shares beneficially owned by Barnard on behalf of two limited liability companies, Waheela LLC and AFANC LLC, for which Barnard serves as the manager; and (ii) shares beneficially owned by BMC on behalf of the Private Fund (as reported on the BMC cover page). Barnard has sole voting and dispositive power over the securities held by Waheela LLC and AFANC LLC. Barnard and BMC each have an address of 250 East Wisconsin Avenue, Suite 1250 Milwaukee, WI 53202.

(3)

Reflects the Goodness Shares as reported on Schedule 13D filed with the SEC on July 14, 2023 on behalf of Chicago Atlantic Group, LP (“CAG”), Chicago Atlantic Credit Opportunities, LLC (“CACO”), Chicago Atlantic Advisers, LLC (“CAA”), Chicago Atlantic Manager, LLC (“CAM”), Chicago Atlantic GP Holdings, LLC (“CAGPH”) and Chicago Atlantic Group GP, LLC (“CAGGP”). CAA is the investment manager to CACO. CAM is the managing member of CACO, and CAGPH is its managing member. CAG is the managing member of CAA and CAGGP is the general partner of CAG. Amount reported includes 54,008,965.5 shares underlying Convertible Notes, 4,894,561 shares underlying Warrants and 1,196,618 shares underlying warrants with an exercise price of C$3.50 issued in March 2021. The business address of the reporting persons is 420 North Wabash Avenue, Suite 500, Chicago, Illinois 60611.

(4)	Includes 5,627,311 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(5)

Includes 730,014 Subordinate Voting Shares owned by Bengal Catalyst Fund LP. As Managing Partner of Bengal Capital, Mr. Rosen has shared voting control over these shares. Also includes 2,119,453 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.

(6)	Includes 235,130 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(7)	Includes 169,514 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(8)	Includes 590,704 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(9)	Includes 3,135,620 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(10)	Includes 641,906 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(11)	Includes 1,422,889 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(12)	Includes 1,532,359 Goodness Options to purchase Subordinate Voting Shares that are exercisable within 60 days of April 25, 2024.
(13)	Includes all directors and current executive officers.

Item 13.Certain Relationships and Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

A related party transaction includes any transaction or proposed transaction in which Goodness Growth is or will be a participant, the aggregate amount involved exceeds the lesser of $120,000 or 1% of the average of Goodness Growth’s total assets at year-end for the last two completed fiscal years, and any related party has or will have a direct or indirect material interest. Related parties include any person who is or was (since January 1, 2022, even if such person does not presently serve in that role) an executive officer or director of the Company, any shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons. The Audit Committee is charged with oversight over related party transactions in which the Company is a participant.

Transactions with Related Parties

On August 17, 2021, the Company entered into a consulting agreement with Bengal Impact Partners, LLC (“Bengal”) to serve as a strategic advisor to the Company, as amended by amendment dated December 12, 2022 (as so amended, the “Consulting Agreement”). Mr. Rosen, one of our directors and currently our Interim Chief Executive Officer and Interim Chief Financial Officer, is a managing partner at Bengal and has shared voting and profits interests in the firm. Pursuant to the terms of the Consulting Agreement, the Company paid Bengal a total cash amount of $141,613 cash, including $111,613 during 2022, issued 75,000 five-year warrants to purchase subordinate voting shares with a strike price of $1.62 per share, and issued 75,000 five-year warrants to purchase subordinate voting shares at $1.36 per share. The Company has no additional obligation to compensate Bengal under the Consulting Agreement.

DIRECTOR INDEPENDENCE

The independence of our directors is determined under the Nasdaq Rules and within the meaning of the terms defined in sections 1.4 and 1.5 of NI 52-110.

The Board has determined that three of our five current directors are independent persons under the Nasdaq Rules and NI 52-110, which is the majority of our Board: Ross M. Hussey, Victor E. Mancebo, and Judd T. Nordquist. Dr. Kyle E. Kingsley and Josh Rosen are executive officers of Goodness Growth and are therefore not independent. During fiscal year 2023, the Board determined that four of our seven then-serving directors were independent persons under the Nasdaq Rules and NI 52-110: Chelsea A. Grayson, Ross M. Hussey, Victor E. Mancebo and Judd T. Nordquist. Dr. Kyle E. Kingsley, Josh Rosen and Amber H. Shimpa were executive officers of Goodness Growth and were therefore not independent.

The independent directors meet in executive session, without the presence of non-independent directors and members of management, in conjunction with each regularly scheduled meeting of the Board. During 2023, five executive sessions were held. The Board encourages its independent directors to meet formally or informally without any non-independent directors, including members of management, being present, on an as-needed basis. In addition, the small size of the Board helps to create an atmosphere conducive to candid and open discussion among all directors.

Directors are required to attend Goodness Growth’s annual meeting of shareholders, unless an urgent event intervenes. All seven of the then-serving directors attended the 2022 annual meeting of shareholders.

Item 14.Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

The Audit Committee charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Certain minimal non-audit services may be approved by the Chair of the Audit Committee on behalf of the committee in accordance with the requirements of NI 52-110. All other non-audit services must be approved by the Audit Committee as a whole.

Audit Committee Oversight

At no time since the commencement of Goodness Growth’s most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.

Auditor Fees

The Audit Committee charter requires the pre-approval of any and all audit services and permissible non-audit services to be performed by Goodness Growth’s independent public accounting firm. All fees and services described in the table below were pre-approved by the Audit Committee. The aggregate fees billed for professional services provided by Davidson & Company LLP for the fiscal years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit Fees	$804,406	$556,981
Tax Fees(1)	$75,803	$119,860
All Other Fees	—	—
Total	$880,209	$676,841
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

3.1#	Articles of Goodness Growth Holdings, Inc.

3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

4.1#*	Coattail Agreement, dated March 18, 2019, by and among Kyle E. Kingsley, Vireo Health International, Inc. and Odyssey Trust Company

4.2#	Form of Warrant to Purchase Subordinate Voting Shares of Vireo Health International, Inc.

4.3	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2020)

4.4	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

4.5	Form of Voting Support Agreement dated January 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2022)

4.6	Lock-Up Agreement between Verano Holdings Corp. and Kyle Kingsley, dated January 31, 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2022)

4.7	Form of Warrant Certificate dated April 28, 2023 (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed on August 4, 2023)

4.8	Form of Convertible Note dated April 28, 2023 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1 filed on August 4, 2023)

10.1†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.2†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10. 3†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.6†#	Incentive Stock Option Agreement by and between Vireo Health International, Inc. and Kyle Kingsley, as of March 18, 2019

10.9#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.10#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.11#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.12#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.13#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.14#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.15#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.16#	Second Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.17#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.18#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.19†#	Employment Agreement between Vireo Health, Inc. and Amber Shimpa, effective as of December 1, 2020

10.20†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

10.21†#	Employment Agreement between Vireo Health, Inc. and Christian Gonzalez-Ocasio, effective as of December 1, 2020

10.22†#	Employment Agreement between Vireo Health, Inc. and John Heller, effective as of December 1, 2020

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

10.35†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Kyle Kingsley (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed March 31, 2023)

10.36†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and John Heller  (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 31, 2023)

10.38†

Sixth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 31, 2023, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.45 to our Registration Statement on Form S-1 filed August 4, 2023)

10.39†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa  (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed March 31, 2023)

10.40†

Third Amendment to Employment Agreement among Goodness Growth Holdings, Vireo Health, Inc. and Kyle Kingsley, effectve February 12, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2023)

10.41†

First Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Joshua Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2023)

10.42†

Third Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 17, 2023)

10.43

Fifth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 24, 2023  (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.44

Fourth Amendment to Lease Agreement, dated February 24, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.45

Consulting Agreement, dated May 24, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited ULC (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 filed August 4, 2023)

10.46

Options Agreement dated as of August 11, 2023, by and among Vireo Health, Inc., HA-MD LLC, and certain other parties specified therein (incorporated by reference to Exhibit 10.47 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.47

First Amendment to the Consulting Agreement, dated September 20, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited, LLC (incorporated by reference to Exhibit 10.48 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.48†

Separation Agreement dated September 21, 2023, between Vireo Health, Inc., and John Heller (incorporated by reference to Exhibit 10.49 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.49†

Third Amendment to Employment Agreement by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and John Heller, dated June 7, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2023)

10.50†

Fourth Amendment to Employment Agreement by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Amber Shimpa, dated December 21, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 9, 2024)

10.51†

Goodness Growth Holdings, Inc. Nonstatutory Stock Option Agreement for Amber Shimpa dated December 21, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 9, 2024)

10.52

Fifth Amendment to Lease Agreement, dated October 27, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.53†

Goodness Growth Holdings, Inc. Non-Plan Stock Option Agreement for Joshua Rosen, dated December 14, 2022 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.54

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Kyle Kingsley, dated December 14, 2022 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.55†

Goodness Growth Holdings, Inc. Incentive Stock Option Agreement for Kyle Kingsley, dated January 4, 2023 (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.56†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Kyle Kingsley, dated December 14, 2022 (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.57†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (287,888 options), dated June 7, 2023 (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.58†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (1,314,941 options), dated June 7, 2023 (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.59†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Patrick Peters, dated December 14, 2022 (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.60†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Patrick Peters, dated December 14, 2022 (incorporated by reference to Exhibit 10.60 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

10.61†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Amber Shimpa, dated December 14, 2022 (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023).

10.62†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Amber Shimpa, dated December 14, 2022 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023).

10.63**	Employment Agreement between Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters, effective as of December 1, 2020

10.64**	First Amendment to Employment Agreement, effective February 2, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters

10.65**	Second Amendment to Employment Agreement, effective February 2, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Patrick Peters

21.1	List of Subsidiaries of Goodness Growth Holdings, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

23.1	Consent of Davidson & Company LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

31.3**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.4**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1

Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023)

101˄

Includes the following financial and related information from Goodness Growth’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements

104	The cover page from this Annual Report on Form 10-K/A, formatted in Inline XBRL

†Indicates a management contract or compensatory plan or arrangement

#

Previously filed as an exhibit to our registration statement on Form 10 filed on November 5, 2020 (File No. 000-56225) and subsequent amendments to our registration statement on Form 10 filed on December 22, 2020 and January 20, 2021

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential
+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request

**Filed herewith

˄ Previously filed with the Original Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024	GOODNESS GROWTH HOLDINGS, INC.
	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Interim Chief Executive Officer