Form 10-Q
period 2024-03-31
Goodness Growth Holdings, Inc.
filed 2024-05-07
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No  ☑

As of May 3, 2024, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –111,041,230; Multiple Voting Shares –320,851; and Super Voting Shares – 0.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$12,603,903	$15,964,665
Accounts receivable, net of credit losses of $205,894 and $254,961, respectively	2,753,673	3,086,640
Income tax receivable	12,102,916	12,278,119
Inventory	19,357,250	19,285,870
Prepayments and other current assets	1,046,127	1,336,234
Notes receivable, current	3,750,000	3,750,000
Warrants held	3,265,231	1,937,352
Assets Held for Sale	92,297,445	91,213,271
Total current assets	147,176,545	148,852,151
Property and equipment, net	23,541,445	23,291,183
Operating lease, right-of-use asset	11,118,882	2,018,163
Intangible assets, net	8,513,765	8,718,577
Deposits	533,745	383,645
Total assets	$190,884,382	$183,263,719
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,970,158	$7,674,389
Long-Term debt, current portion	60,896,288	60,220,535
Right of use liability	882,457	890,013
Uncertain tax liability	26,116,000	22,356,000
Liabilities held for sale	88,373,080	88,326,323
Total current liabilities	184,237,983	179,467,260
Right-of-use liability	19,635,409	10,543,934
Other long-term liabilities	176,257	155,917
Convertible debt, net	9,410,053	9,140,257
Total liabilities	213,459,702	199,307,368

Commitments and contingencies (refer to Note 17)

Stockholders’ deficiency
Subordinate Voting Shares ($- par value, unlimited shares authorized; 111,041,230 shares issued and outstanding at March 31, 2024 and 110,007,030 at December 31, 2023)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 320,851 shares issued and outstanding at March 31, 2024 and 331,193 at December 31, 2023)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Additional Paid in Capital	187,564,192	187,384,403
Accumulated deficit	(210,139,512)	(203,428,052)
Total stockholders' deficiency	$(22,575,320)	$(16,043,649)
Total liabilities and stockholders' deficiency	$190,884,382	$183,263,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$24,087,315	$19,088,423
Cost of sales
Product costs	12,146,888	9,578,211
Inventory valuation adjustments	(304,000)	(10,000)
Gross profit	12,244,427	9,520,212
Operating expenses:
Selling, general and administrative	7,051,613	7,156,835
Stock-based compensation expenses	179,789	1,675,594
Depreciation	73,547	159,511
Amortization	180,034	159,766
Total operating expenses	7,484,983	9,151,706

Income (loss) from operations	4,759,444	368,506

Other income (expense):
Gain (loss) on disposal of assets	(120,856)	—
Interest expenses, net	(8,722,637)	(7,134,789)
Other income (expenses)	1,317,589	22,313
Other income (expenses), net	(7,525,904)	(7,112,476)

Loss before income taxes	(2,766,460)	(6,743,970)

Current income tax expenses	(3,945,000)	(1,725,000)
Deferred income tax recoveries	—	63,000
Net loss and comprehensive loss	(6,711,460)	(8,405,970)
Net loss per share - basic and diluted	$(0.05)	$(0.07)
Weighted average shares used in computation of net loss per share - basic and diluted	143,126,330	128,126,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, unaudited)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Stock-based compensation	—	—	—	—	—	—	1,675,594	—	1,675,594
Obligation to issue shares	—	—	—	—	—	—	1,221,837	—	1,221,837
Net Loss	—	—	—	—	—	—	—	(8,405,970)	(8,405,970)
Balance at March 31, 2023	86,721,030	$—	348,642	$—	65,411	$—	$184,219,278	$(186,286,933)	$(2,067,655)

Balance, January 1, 2024	110,007,030	—	331,193	—	—	—	187,384,403	(203,428,052)	(16,043,649)
Conversion of MVS shares	1,034,200	—	(10,342)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	179,789	—	179,789
Net Loss	—	—	—	—	—	—	—	(6,711,460)	(6,711,460)
Balance at March 31, 2024	111,041,230	$—	320,851	$—	—	$—	$187,564,192	$(210,139,512)	$(22,575,320)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GOODNESS GROWTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,711,460)	$(8,405,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	(304,000)	(10,000)
Depreciation	73,547	159,511
Depreciation capitalized into inventory	560,180	734,087
Non-cash operating lease expense	103,564	206,290
Amortization of intangible assets	180,034	159,766
Amortization of intangible assets capitalized into inventory	24,778	—
Stock-based payments	179,789	1,675,594
Warrants held	(1,327,879)	—
Interest Expense	2,015,889	1,398,848
Deferred income tax	—	(63,000)
Accretion	52,815	394,573
Loss (gain) on disposal of assets	120,856	—
Change in operating assets and liabilities:
Accounts Receivable	348,817	24,448
Prepaid expenses	290,106	513,902
Inventory	299,252	(1,230,547)
Income taxes	175,203	1,807,364
Uncertain tax position liabilities	3,760,000	—
Accounts payable and accrued liabilities	174,340	(1,141,057)
Changes in operating lease liabilities	(168,746)	—
Change in assets and liabilities held for sale	(1,037,417)	(18,767)
Net cash provided by (used in) operating activities	(1,190,332)	(3,794,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	(899,264)	(197,827)
Deposits	(150,100)	(522,375)
Net cash provided by (used in) investing activities	(1,049,364)	(720,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt principal payments	(1,050,000)	—
Lease principal payments	(71,066)	(288,574)
Net cash provided by (used in) financing activities	(1,121,066)	(288,574)

Net change in cash	(3,360,762)	(4,803,734)

Cash, beginning of period	15,964,665	15,149,333

Cash, end of period	$12,603,903	$10,345,599

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

The termination of the Arrangement Agreement gives rise to substantial doubt about the Company’s ability to continue as a going concern. Company management is working with the Company’s lenders, counsel, and other applicable parties to implement a plan to effectively mitigate the conditions giving rise to substantial doubt. Elements of this plan may include, but are not limited to, asset sales, debt restructuring, and capital raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s continuance as a going concern is dependent on its future profitability and implementation of the aforementioned plan. The Company may not be successful in these efforts.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the United States Securities and Exchange Commission (“SEC”) on April 1, 2024, (the "Annual Financial Statements"), as amended on April 29, 2024. There have been no material changes to the Company’s significant accounting policies.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended March 31, 2024:

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

The entities listed are wholly owned or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company, and all intercompany transactions and balances have been eliminated in the Company's unaudited condensed consolidated financial statements. Red Barn Growers, Inc. and all New Mexico assets and liabilities were divested in June of 2023.

Recently adopted accounting pronouncements

None.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three month periods ended March 31, 2024, and 2023, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the three month period ending March 31, 2024, and 2023 were as follows:

	March 31,
	2024	2023
Stock options	29,945,511	28,566,282
Warrants	19,437,649	3,187,649
RSUs	2,543,011	3,102,765
Convertible debt	71,569,927	—
Total	123,496,098	34,856,696

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended March 31,
	2024	2023
Retail	$19,599,440	$16,471,799
Wholesale	4,487,875	2,616,624
Total	$24,087,315	$19,088,423

New accounting pronouncements not yet adopted

ASU 2023-07 In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has not adopted the standard for the interim periods presented herein, but will adopt the standard on or before December 31, 2024. This ASU will result in additional required disclosures when adopted, where applicable.

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

3. Business Combinations and Dispositions

Assets Held for Sale

As of March 31, 2024, the Company identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months.

As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The carrying value of these net assets did not exceed fair value less expected cost to sell, and as such, the Company recorded no impairment loss. Assets and liabilities held for sale are as follows:

Assets held for sale	March 31,	December 31,
	2024	2023
Property and equipment	$87,333,100	$86,864,965
Intangible assets	662,500	662,500
Operating lease, right-of-use asset	3,381,612	3,381,612
Deposits	920,233	304,194
Total assets held for sale	$92,297,445	$91,213,271

Liabilities held for sale
Right of Use Liability	$88,373,080	$88,326,323
Total liabilities held for sale	$88,373,080	$88,326,323

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $3,698,934 for the three months ended March 31, 2024.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of March 31, 2024, and therefore no impairment charges were recorded.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

The carrying value of the Company’s warrants held  utilize Level 3 inputs given there is no market activity for the asset. The inputs used are further described in Note 19.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	March 31,	December 31,
	2024	2023
Trade receivable	$1,862,555	$2,256,763
Tax withholding receivable	174,660	174,660
Other	716,458	655,217
Total	$2,753,673	$3,086,640

Included in the trade receivables, net balance at March 31, 2024, and December 31, 2023, is an allowance for doubtful accounts of  $46,619 and $95,686 respectively. Included in the tax withholding receivable, net balance at March 31, 2024, and December 31, 2023, is an allowance for doubtful accounts of $159,275.

6. Inventory

Inventory is comprised of the following items:

	March 31,	December 31,
	2024	2023
Work-in-progress	$13,154,921	$13,058,348
Finished goods	5,318,269	5,278,331
Other	884,060	949,191
Total	$19,357,250	$19,285,870

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	March 31,
	2024	2023
Work-in-progress	$(188,200)	$15,072
Finished goods	(115,800)	(25,072)
Total	$(304,000)	$(10,000)

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	March 31,	December 31,
	2024	2023
Prepaid Insurance	$641,365	$806,610
Other Prepaid Expenses	404,762	529,624
Total	$1,046,127	$1,336,234

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Land	$863,105	$863,105
Buildings and leasehold improvements	15,204,145	15,124,915
Furniture and equipment	7,035,631	7,807,250
Software	39,388	242,204
Vehicles	271,769	284,000
Construction-in-progress	986,391	128,220
Right of use asset under finance lease	7,938,138	7,938,138
	32,338,567	32,387,832
Less: accumulated depreciation	(8,797,122)	(9,096,649)
Total	$23,541,445	$23,291,183

For the three months ended March 31, 2024, and 2023, total depreciation on property and equipment was $633,728 and $893,598, respectively. For the three months ended March 31, 2024, and 2023, accumulated amortization of the right of use asset under finance lease amounted to $2,507,998 and $1,934,235, respectively. The right of use asset under finance lease of $7,938,138 consists of leased processing and cultivation premises. The Company capitalized into inventory $560,180 and $734,087 relating to depreciation associated with manufacturing equipment and production facilities for the three months ended March 31, 2024, and 2023, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of March 31, 2024, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge (2023 - $0) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	March 31,	March 31,
	2024	2023
Finance lease cost
Amortization of ROU assets	$143,441	$270,935
Interest on lease liabilities	3,544,177	2,725,966
Operating lease costs	432,444	590,920
Total lease costs	$4,120,062	$3,587,821

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2024	March 31, 2024	Total
2024	$1,673,583	$10,183,227	$11,856,810
2025	3,047,603	13,773,155	16,820,758
2026	2,727,346	14,183,661	16,911,007
2027	2,474,144	14,606,527	17,080,671
2028	2,254,049	15,042,128	17,296,177
Thereafter	7,824,515	218,572,918	226,397,433
Total minimum lease payments	$20,001,240	$286,361,616	$306,362,856
Less discount to net present value	(4,750,354)	(192,721,556)	(197,471,910)
Less liabilities held for sale	(3,096,598)	(85,276,482)	(88,373,080)
Present value of lease liability	$12,154,288	$8,363,578	$20,517,866

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

Supplemental cash flow information related to leases:

	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$71,066	$288,574
Lease principal payments - operating	168,554	—
Non-cash additions to ROU assets	9,270,915	4,054,328
Amortization of operating leases	170,196	309,747

Other information about lease amounts recognized in the financial statements:

	March 31,
	2024	2023
Weighted-average remaining lease term (years) – operating leases	8.08	4.67
Weighted-average remaining lease term (years) – finance leases	16.82	17.57
Weighted-average discount rate – operating leases	8.58%	15.00%
Weighted-average discount rate – finance leases	16.21%	15.33%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2022	$183,836
Divestitures (Note 3)	(183,836)
Goodwill - December 31, 2023 and March 31, 2024	$—

The Company has no goodwill as of March 31, 2024. As such, no further impairment testing procedures were performed.

11. Intangibles

Intangible assets are comprised of the following items:

Licenses & Trademarks
Balance, December 31, 2022	$8,776,946
Divestitures	(409,239)
Additions	1,090,919
Amortization	(728,419)
Write off	(11,630)
Balance, December 31, 2023	$8,718,577
Amortization	(204,812)
Balance, March 31, 2024	$8,513,765

Amortization expense for intangibles was $204,812 and $159,766 during the three months ended March 31, 2024 and 2023, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $819,655 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	March 31,	December 31,
	2024	2023
Accounts payable – trade	$2,111,125	$1,769,346
Accrued Expenses	4,626,887	4,852,648
Taxes payable	346,450	218,563
Contract liability	885,696	833,832
Total accounts payable and accrued liabilities	$7,970,158	$7,674,389

13. Long-Term Debt

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company repaid the note in full during the three months ended March 31, 2024.

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the three months ended March 31, 2024 and 2023.The Credit Facility matures on March 31, 2024.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum and a maturity date of November 29, 2024. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to PIK interest of 2.75% per annum.

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

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2024, $201,015 (December 31, 2023 - $1,524,531) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s long-term debt:

	March 31,	December 31,
	2024	2023
Beginning of year	$60,220,535	$58,028,604
Principal repayments	(1,050,000)	(2,976,362)
Deferred financing costs	—	(1,407,903)
PIK interest	1,323,516	1,607,032
Amortization of deferred financing costs	402,237	4,969,164
End of period	60,896,288	60,220,535
Less: current portion	60,896,288	60,220,535
Total long-term debt	$—	$—

As of March 31, 2024, stated maturities of long-term debt were as follows:

2024	$60,896,288
Total	$60,896,288

14. Convertible Notes

On April 28, 2023, the Company closed on a new convertible debt facility which enables the Company to access up to $10,000,000 in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an annual interest rate of 12.0%, comprised of 6.0% cash and 6.0% PIK. The initial tranche's principal amount of Convertible Notes outstanding in the amount of $2,000,000, plus all PIK and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of $0.145 or a 20.0% premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the Canadian Securities Exchange. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. If the notes are not converted, the outstanding principal amount and unpaid PIK interest is due on April 30, 2026.

During the year ended December 31, 2023, the Company closed eight additional tranches of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $8,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of  March 31, 2024 $967,587 (December 31, 2023 - $1,083,697) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s convertible debt:

	March 31,	December 31,
	2024	2023
Beginning of year	$9,140,257	$—
Proceeds	—	10,000,000
Deferred financing costs	—	(1,346,793)
PIK interest	153,686	223,954
Amortization of deferred financing costs	116,110	263,096
End of year	$9,410,053	9,140,257
Less: current portion	—	—
Total convertible debt	$9,410,053	$9,140,257

15. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2024. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the three months ended March 31, 2024, 10,342 Multiple Voting Shares were redeemed for 1,034,200 Subordinate Voting Shares.

16. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units, or other awards. Under the terms of the plan, a total of ten percent of the number of shares outstanding assuming conversion of all super voting shares and multiple voting shares to subordinate voting shares are permitted to be issued. The exercise price for incentive stock options issued under the plan will be set by the committee but will not be less 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board of Directors.

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,		March 31,
	2024		2023
Risk-Free Interest Rate	N/A		3.84%
Weighted Average Exercise Price	N/A		$0.28
Weighted Average Stock Price	N/A		$0.17
Expected Life of Options (years)	N/A		5.85
Expected Annualized Volatility	N/A	%	100.00%
Grant Fair Value	N/A		$0.13
Expected Forfeiture Rate	N/A		N/A
Expected Dividend Yield	N/A		N/A

Stock option activity for the three months ended March 31, 2024, and for the year ended December 31, 2023, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(4,137,079)	0.82	—
Granted	10,558,845	0.25	6.42
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(23,813)	1.19	—
Options Outstanding at March 31, 2024	29,945,511	$0.50	5.93

Options Exercisable at March 31, 2024	24,596,552	$0.42	5.53

During the three month periods ended March 31, 2024 and 2023, the Company recognized $86,732 and $1,399,258 in stock-based compensation relating to stock options, respectively. As of March 31, 2024, the total unrecognized compensation costs related to unvested stock options awards granted was $416,563. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.7 years. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2024, was $3,388,310 and $2,973,949, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	16,250,000	0.20	5.00
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Granted	—	—	—
Warrants outstanding at March 31, 2024	16,400,000	$0.21	4.32

Warrants exercisable at March 31, 2024	16,400,000	$0.21	4.32

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at December 31, 2023	3,037,649	$3.50	2.23
Granted	—	—	—
Warrants outstanding at March 31, 2024	3,037,649	$3.50	1.98

Warrants exercisable at March 31, 2024	3,037,649	$3.50	1.98

During the three months ended March 31, 2024, and 2023, $0 in stock-based compensation expense was recorded in connection with outstanding warrants.

Restricted Stock Units (“RSUs”)

The expense associated with RSUs is based on the closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three months ended March 31, 2024, the Company recognized $93,057 and $276,336, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2022	3,221,677	$0.81
Forfeitures	(678,666)	0.54
Balance, December 31, 2023 and March 31, 2024	2,543,011	0.88

Vested at March 31, 2024	1,025,253	$0.95

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

18. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended March 31,
	2024	2023
Salaries and benefits	$3,512,736	$3,797,410
Professional fees	1,427,096	890,167
Insurance expenses	569,185	635,439
Marketing	222,014	225,113
Other expenses	1,320,582	1,608,706
Total	$7,051,613	$7,156,835

19. Other Income (Expense)

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Goodness Growth in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. These warrants were valued at $3,265,231 on March 31, 2024 using a stock price of $0.45, an exercise price of $0.17, an expected life of 4.52 years, an annual risk free rate of 4.21%, and volatility of 100%. The change in fair value relative to December 31, 2023 of $1,327,879 was recorded as other income in the unaudited condensed consolidated statement of loss and comprehensive loss for the three months ended March 31, 2024.

20. Supplemental Cash Flow Information(1)

	March 31,	March 31,
	2024	2023
Cash paid for interest	$6,799,193	$5,731,120
Cash paid for income taxes	—	—
Change in construction accrued expenses	(121,433)	—
Warrants issued in connection with financing activities	—	—
(1)	For supplemental cash flow information related to leases, refer to Note 9.

21. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, and notes receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Maryland, Minnesota, and New York with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has adhered, and intends to continue to adhere, strictly to the applicable state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, debt, and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the three months ended March 31, 2024, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $138,570.

22. Related Party Transactions

As of March 31, 2024, and December 31, 2023, there were $0 and $121,846 due to related parties, respectively.

23. Subsequent Events

On April 1, 2024, the Company executed a eighth amendment to its lease with its landlord on its cannabis cultivation and manufacturing facilities located in Johnstown, New York. As part of the eighth amendment to the lease in Johnstown, the Company extended its option to terminate the lease. Written notice of termination now needs to be provided by June 15, 2024. Additionally, the Company has a purchase option to buy the premises for $81,000,000. The purchase option extends through March 27, 2026, and the purchase price increases 3% every six months.

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

On May 1, 2024, The Company announced that Josh Rosen, who has served as Interim CEO since February of 2023, has been appointed as Chief Executive Officer, effective immediately. Mr. Rosen, retains his Interim Chief Financial Officer title.

On May 1, 2024, The Company announced that it is in ongoing discussions with its senior secured lender, Chicago Atlantic Admin, LLC, an affiliate of Green Ivy Capital, to finalize a longer-term extension of its credit agreement. While this process remains ongoing, the parties have agreed to a short-term extension of the maturity date on their term loan until June 14, 2024, matching all other terms of the existing agreement.

On May 2, 2024, the Company announced that it has filed an application with the Supreme Court of British Columbia for summary determination in its ongoing litigation with Verano Holdings, Inc. (“Verano”) related to Verano’s wrongful termination of the share exchange agreement (the “Arrangement Agreement”) between the parties pursuant to which Verano agreed to acquire all of the outstanding capital stock of the Company in a transaction announced on February 1, 2022. The Company is seeking substantial damages, specifically US $869.0 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance. While the Company’s filing of its application for summary determination reflects its belief that Verano’s defense against its claims of unlawful conduct is without merit, the Company can make no assurances regarding the expected timeframe to resolve this litigation, or its ability to recover damages from Verano.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

The termination of the Arrangement Agreement with Verano (as more fully described in Note 17 – Commitments and Contingencies – of our notes to our consolidated financial statement contained herein) gives rise to substantial doubt about the Company’s ability to continue as a going concern. Company management is working with the Company’s lenders, counsel, and other applicable parties to implement a plan to effectively mitigate the conditions giving rise to substantial doubt. Elements of this plan may include, but are not limited to, asset sales, debt restructuring, and capital raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s continuance as going concern is dependent on its future profitability and implementation of the aforementioned plan. The Company may not be successful in these efforts.

Three months ended March 31, 2024, Compared to Three months ended March 31, 2023

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our eighteen dispensaries in four states and our wholesale sales to third parties in two states. For the three months ended March 31, 2024, 81% of our revenue was generated from retail dispensaries and 19% from the wholesale business. For the three months ended March 31, 2023, 86% of our revenue was generated from retail business and 14% from wholesale business.

For the three months ended March 31, 2024, Minnesota operations contributed approximately 46% of revenues, New York contributed 12%, and Maryland contributed 42%. For the three months ended March 31, 2023, Minnesota operations contributed approximately 56% of revenues, New York contributed 18%, New Mexico contributed 6%, and Maryland contributed 20%.

Revenue for the three-months ended March 31, 2024, was $24,087,315, an increase of $4,998,892 or 26% compared to revenue of $19,088,423 for the three-months ended March 31, 2023. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Retail revenue for the three months ended March 31, 2024, was $19,599,440 an increase of $3,127,641 or 19% compared to retail revenue of $16,471,799 for the three months ended March 31, 2023, primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Wholesale revenue for the three months ended March 31, 2024, was $4,487,875, an increase of $1,871,251 compared to wholesale revenue of $2,616,624 for the three months ended March 31, 2023. The increase was primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023.

	Three Months Ended
	March 31,
	2024	2023	$Change	% Change
Retail:
MN	$10,977,089	$10,718,916	$258,173	2%
NY	1,821,269	2,361,942	(540,673)	(23)%
NM	—	1,052,316	(1,052,316)	(100)%
MD	6,801,082	2,338,625	4,462,457	191%
Total Retail	$19,599,440	$16,471,799	$3,127,641	19%

Wholesale:
MD	3,353,661	1,563,875	1,789,786	114%
NY	1,134,214	1,052,749	81,465	8%
Total Wholesale	$4,487,875	$2,616,624	$1,871,251	72%

Total Revenue	$24,087,315	$19,088,423	$4,998,892	26%
NY and NM	$(2,955,483)	$(4,467,007)	$1,511,524	(34)%
Total Revenue excluding NY and NM	$21,131,832	$14,621,416	$6,510,416	45%
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

Cost of goods sold for the three months ended March 31, 2024, was $11,842,888, an increase of $2,274,677 compared to the three months ended March 31, 2023, of $9,568,211.

Gross profit for the three months ended March 31, 2024, was $12,244,427, representing a gross margin of 51%. This is compared to gross profit for the three months ended March 31, 2023, of $9,520,212 or a 50% gross margin. The increase was primarily attributable to increased profit and margin contributions in Maryland driven by the commencement of Maryland adult-use sales on July 1, 2023.

We believe our current production capacity has not been fully realized and we expect future gross profits to increase with revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature, which could place downward pressure on our retail and wholesale gross margins.

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

Total expenses for the three months ended March 31, 2024, were $7,484,983 a decrease of $1,666,723 compared to total expenses of $9,151,706 for the three months ended March 31, 2023. The decrease in total expenses is primarily attributable to a decrease in salaries and wages and stock-based compensation expense.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the three months ended March 31, 2024, was $4,759,444 an increase of $4,390,938 compared to operating income of $368,506 for the three months ended March 31, 2023.

Total Other Expense

Total other expense for the three months ended March 31, 2024, was $7,525,904, an increase of $413,428 compared to other expense of $7,112,476 for the three months ended March 31, 2023. This change is primarily attributable to an increased interest expenses partially offset by the gain on warrants held of $1,327,879.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2024, tax expense totaled $3,945,000 compared to tax expense of $1,662,000 for the three months ended March 31, 2023.

NON-GAAP MEASURES

EBITDA is a non-GAAP measure that does not have a standardized definition under the generally accepted accounting principles in the United States of America (“GAAP”). Total Revenues excluding revenues from states where we have divested operations is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measure EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure Total Revenues that excludes revenues from states where we have divested operations presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measure appears. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. This supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$(6,711,460)	$(8,405,970)
Interest expense, net	8,722,637	7,134,789
Income taxes	3,945,000	1,662,000
Depreciation & Amortization	253,581	319,277
Depreciation and amortization included in cost of goods sold	584,958	734,087
EBITDA (non-GAAP)	$6,794,716	$1,444,183

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

Credit Facility

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company repaid the note in full during the three months ended March 31, 2024.

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the three months ended March 31, 2024 and 2023.The Credit Facility matures on March 31, 2024.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum and a maturity date of November 29, 2024. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Goodness Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to PIK interest of 2.75% per annum.

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

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2024, $201,015 (December 31, 2023 - $1,524,531) of deferred financing costs remain unamortized.

Convertible Notes

On April 28, 2023, the Company closed on a new convertible debt facility which enables the Company to access up to $10,000,000 in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an annual interest rate of 12.0%, comprised of 6.0% cash and 6.0% PIK. The initial tranche's principal amount of Convertible Notes outstanding in the amount of $2,000,000, plus all PIK and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of $0.145 or a 20.0% premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the Canadian Securities Exchange. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. If the notes are not converted, the outstanding principal amount and unpaid PIK interest is due on April 30, 2026.

During the year ended December 31, 2023, the Company closed eight additional tranches of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $8,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of  March 31, 2024 $967,587 (December 31, 2023 - $1,083,697) of deferred financing costs remain unamortized.

Cash Used in Operating Activities

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2024, a decrease of $2.6 million as compared to $3.8 million for the three months ended March 31, 2023. The decrease is primarily attributed to increased gross profit.

Cash Used in Investing Activities

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2024, an increase of $0.3 million compared to net cash used in investing activities of $0.7 million for the three months ended March 31, 2023. The increase is primarily attributable to increased property, plant, and equipment additions relative to the prior year quarter.

Cash Used in Financing Activities

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2024, a change of $0.8 million as compared to $0.3 million used in financing activities in the three months ended March 31, 2023. The change was principally due to repayment of a $1.0 million promissory note during the three months ended March 31, 2024.

Lease Transactions

As of March 31, 2024, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, and New York.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of March 31, 2024, we operated 14 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2024	March 31, 2024	Total
2023	$1,673,583	$10,183,227	$11,856,810
2024	3,047,603	13,773,155	16,820,758
2025	2,727,346	14,183,661	16,911,007
2026	2,474,144	14,606,527	17,080,671
2027	2,254,049	15,042,128	17,296,177
Thereafter	7,824,515	218,572,918	226,397,433
Total minimum lease payments	$20,001,240	$286,361,616	$306,362,856
Less discount to net present value	(4,750,354)	(192,721,556)	(197,471,910)
Less liabilities held for sale	(3,096,598)	(85,276,482)	(88,373,080)
Present value of lease liability	$12,154,288	$8,363,578	$20,517,866

ADDITIONAL INFORMATION

Outstanding Share Data

As of May 3, 2024, we had 111,362,081 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

111,041,230 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

320,851 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

Options, Warrants, and Convertible Promissory Notes

As of March 31, 2024, we had 29,945,511 employee stock options outstanding, 2,543,011 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 16,400,000 Subordinate Voting Share compensation warrants outstanding.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition. The information contained in Part I, Item 1. Financial Statement and Supplementary Date - Note 17, "Commitments and Contingencies," under the heading "Legal Proceedings," is incorporated by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities or repurchase of equity securities occurred during the three months ended March 31, 2024.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.50

Fourth Amendment to the Employment Agreement by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Amber Shimpa, dated December 21, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 9, 2024)

10.51

Goodness Growth Holdings, Inc. Nonstatutory Stock Option Agreement for Amber Shimpa dated December 21, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 9, 2024)

10.66	Sixth Amendment to Lease Agreement, dated March 5, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC

10.67	Seventh Amendment to Lease Agreement, dated March 11, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Interim Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Goodness Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODNESS GROWTH HOLDINGS, INC. (Registrant)

Date: May 7, 2024	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Chief Executive Officer and Interim Chief Financial Officer