Form 10-Q
period 2024-06-30
Vireo Growth Inc.
filed 2024-08-06
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-56225

VIREO GROWTH INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	82-3835655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 South 9th Street, Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

(612) 999-1606
(Registrant’s telephone number, including area code)

                                     N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2024, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –114,605,008; Multiple Voting Shares –300,714; and Super Voting Shares – 0.

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$11,229,297	$15,964,665
Accounts receivable, net of credit losses of $230,624 and $254,961, respectively	2,260,137	3,086,640
Income tax receivable	12,261,964	12,278,119
Inventory	20,092,498	19,285,870
Prepayments and other current assets	771,186	1,336,234
Notes receivable, current	3,750,000	3,750,000
Warrants held	4,867,643	1,937,352
Assets Held for Sale	93,401,886	91,213,271
Total current assets	148,634,611	148,852,151
Property and equipment, net	26,261,755	23,291,183
Operating lease, right-of-use asset	10,941,864	2,018,163
Intangible assets, net	8,308,953	8,718,577
Deposits	533,745	383,645
Total assets	$194,680,928	$183,263,719
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,176,236	$7,674,389
Long-Term debt, current portion	61,502,285	60,220,535
Right of use liability	953,389	890,013
Uncertain tax liability	26,726,000	22,356,000
Liabilities held for sale	88,414,795	88,326,323
Total current liabilities	186,772,705	179,467,260
Right-of-use liability	19,466,941	10,543,934
Other long-term liabilities	196,598	155,917
Convertible debt, net	9,682,176	9,140,257
Long-Term debt, net	1,121,306	—
Total liabilities	217,239,726	199,307,368

Commitments and contingencies (refer to Note 17)

Stockholders’ deficiency
Subordinate Voting Shares ($- par value, unlimited shares authorized; 114,605,008 shares issued and outstanding at June 30, 2024 and 110,007,030 at December 31, 2023)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 300,714 shares issued and outstanding at June 30, 2024 and 331,193 at December 31, 2023)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Additional Paid in Capital	188,249,124	187,384,403
Accumulated deficit	(210,807,922)	(203,428,052)
Total stockholders' deficiency	$(22,558,798)	$(16,043,649)
Total liabilities and stockholders' deficiency	$194,680,928	$183,263,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$25,108,247	$20,196,556	$49,195,562	$39,284,980
Cost of sales
Product costs	11,516,604	10,275,584	23,663,492	19,853,795
Inventory valuation adjustments	41,000	589,676	(263,000)	579,676
Gross profit	13,550,643	9,331,296	25,795,070	18,851,509
Operating expenses:
Selling, general and administrative	7,564,231	8,059,427	14,615,844	15,216,262
Stock-based compensation expenses	(60,568)	2,037,204	119,221	3,712,798
Depreciation	72,925	117,681	146,471	277,191
Amortization	180,033	159,028	360,067	318,794
Total operating expenses	7,756,621	10,373,340	15,241,603	19,525,045

Income (loss) from operations	5,794,022	(1,042,044)	10,553,467	(673,536)

Other income (expense):
Gain (loss) on disposal of assets	(97,471)	(2,747,881)	(218,327)	(2,747,881)
Interest expenses, net	(7,518,454)	(7,744,794)	(16,241,091)	(14,879,584)
Other income (expenses)	1,593,492	5,798,335	2,911,081	5,820,648
Other income (expenses), net	(6,022,433)	(4,694,340)	(13,548,337)	(11,806,817)

Loss before income taxes	(228,411)	(5,736,384)	(2,994,870)	(12,480,353)

Current income tax expenses	(440,000)	(1,652,871)	(4,385,000)	(3,377,871)
Deferred income tax recoveries	—	60,000	—	123,000
Net loss and comprehensive loss	(668,411)	(7,329,255)	(7,379,870)	(15,735,224)
Net loss per share - basic and diluted	$(0.00)	$(0.06)	$(0.05)	$(0.12)
Weighted average shares used in computation of net loss per share - basic and diluted	143,583,496	128,126,330	143,354,913	128,126,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Stock-based compensation	—	—	—	—	—	—	2,464,574	—	2,464,574
Warrants issued in financing activities	—	—	—	—	—	—	497,055	—	497,055
Obligation to issue shares	—	—	—	—	—	—	1,407,903	—	1,407,903
Net Loss	—	—	—	—	—	—	—	(15,735,224)	(15,735,224)
Balance at June 30, 2023	86,721,030	$—	348,642	$—	65,411	$—	$185,691,379	$(193,616,187)	$(7,924,808)

Balance, January 1, 2024	110,007,030	—	331,193	—	—	—	187,384,403	(203,428,052)	(16,043,649)
Conversion of MVS shares	3,047,900	—	(30,479)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	119,221	—	119,221
Options exercised	50,000	—	—	—	—	—	16,500	—	16,500
Warrants exercised	200,000	—	—	—	—	—	29,000	—	29,000
Shares issued	1,300,078	—	—	—	—	—	700,000	—	700,000
Net Loss	—	—	—	—	—	—	—	(7,379,870)	(7,379,870)
Balance at June 30, 2024	114,605,008	$—	300,714	$—	—	$—	$188,249,124	$(210,807,922)	$(22,558,798)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, April 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$184,219,278	$(186,286,932)	$(2,067,654)
Stock-based compensation	—	—	—	—	—	—	788,980	—	788,980
Obligation to issue shares	—	—	—	—	—	—	186,066	—	186,066
Warrants issued in financing activities	—	—	—	—	—	—	497,055	—	497,055
Net Loss	—	—	—	—	—	—	—	(7,329,255)	(7,329,255)
Balance at June 30, 2023	86,721,030	$—	348,642	$—	65,411	$—	$185,691,379	$(193,616,187)	$(7,924,808)

Balance, April 1, 2024	111,041,230	$—	320,851	$—	—	$—	$187,564,192	$(210,139,511)	$(22,575,319)
Conversion of MVS shares	2,013,700	—	(20,137)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	(60,568)	—	(60,568)
Options exercised	50,000	—	—	—	—	—	16,500	—	16,500
Warrants exercised	200,000	—	—	—	—	—	29,000	—	29,000
Shares issued	1,300,078	—	—	—	—	—	700,000	—	700,000
Net Loss	—	—	—	—	—	—	—	(668,411)	(668,411)
Balance at June 30, 2024	114,605,008	$—	300,714	$—	—	$—	$188,249,124	$(210,807,922)	$(22,558,798)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,379,870)	$(15,735,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	(263,000)	579,676
Depreciation	146,471	277,191
Depreciation capitalized into inventory	1,121,141	1,294,065
Non-cash operating lease expense	211,319	327,692
Amortization of intangible assets	360,067	318,794
Amortization of intangible assets capitalized into inventory	49,557	—
Stock-based payments	119,221	3,712,798
Warrants receivable	—	(1,248,224)
Warrants held	(2,930,291)	—
Interest Expense	2,916,255	3,223,635
Deferred income tax	—	(123,000)
Accretion	108,902	593,063
Loss on disposal of Red Barn Growers	—	2,909,757
Loss (gain) on disposal of assets	120,856	(161,727)
Change in operating assets and liabilities:
Accounts Receivable	842,353	(60,197)
Prepaid expenses	565,048	608,486
Inventory	(407,734)	(1,737,376)
Income taxes	16,154	592,427
Uncertain tax position liabilities	4,370,000	—
Accounts payable and accrued liabilities	1,215,694	2,557,998
Changes in operating lease liabilities	(281,874)	—
Change in assets and liabilities held for sale	(2,100,143)	(91,247)
Net cash provided by (used in) operating activities	(1,199,874)	(2,161,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	(4,088,734)	(2,478,645)
Proceeds from sale of Red Barn Growers net of cash	—	439,186
Proceeds from sale of property, plant, and equipment	—	125,000
Deposits	(150,100)	(260,545)
Net cash provided by (used in) investing activities	(4,238,834)	(2,175,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	1,131,400	—
Proceeds from convertible debt, net of issuance costs	—	3,497,462
Proceeds from issuance of shares	700,000	—
Proceeds from warrant exercises	29,000	—
Proceeds from option exercises	16,500	—
Debt principal payments	(1,062,000)	(1,976,362)
Lease principal payments	(111,560)	(987,953)
Net cash provided by (used in) financing activities	703,340	533,147

Net change in cash	(4,735,368)	(3,803,270)

Cash, beginning of period	15,964,665	15,149,333

Cash, end of period	$11,229,297	$11,346,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Vireo Growth Inc. (“Vireo Growth” or the “Company”) (formerly, “Goodness Growth Holdings, Inc.”) was incorporated under the Alberta Business Corporations Act on November 23, 2004. The Company was previously listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “GDNS”. On July 8, 2024, the Company changed its name to Vireo Growth Inc., its ticker symbol on the CSE to “VREO” and its ticker symbol on the OTCQX to “VREOF.”

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Vireo Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, and New York, and formerly in Arizona and New Mexico.

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

On January 31, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Verano Holdings Corp. (“Verano”), pursuant to which Verano was to acquire all of the issued and outstanding shares of Vireo Growth pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Vireo Growth Shares would receive 0.22652 of a subordinate voting share of Verano (each a “Verano Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Vireo Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of the $14,875,000 termination fee and its transaction expenses. Vireo Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement.

On October 21, 2022, Vireo Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance.

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

On May 2, 2024, the Company filed an application with the Supreme Court of British Columbia for summary determination. The Company is seeking substantial damages, specifically $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance.

Due to uncertainties inherent in litigation, it is not possible for Vireo Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended June 30, 2024:

Name of entity	Place of incorporation
EHF Cultivation Management, LLC	Arizona, USA
Elephant Head Farm, LLC	Arizona, USA
HiColor, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Mayflower Botanicals, Inc.	Massachusetts, USA
Minnesota Medical Solutions, LLC	Minnesota, USA
MJ Distributing C201, LLC	Nevada, USA
MJ Distributing P132, LLC	Nevada, USA
Resurgent Biosciences, Inc.	Delaware, USA
Retail Management Associates, LLC	Arizona, USA
Verdant Grove, Inc.	Massachusetts, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Vireo Health of New Mexico, LLC	Delaware, USA
Vireo Health of New York, LLC	New York, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health, Inc.	Delaware, USA
Vireo of Charm City, LLC	Maryland, USA
XAAS Agro, Inc.	Puerto Rico

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three and six month periods ended June 30, 2024, and 2023, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the six month periods ended June 30, 2024, and 2023 were as follows:

	June 30,
	2024	2023
Stock options	29,843,198	30,185,610
Warrants	19,237,649	9,437,649
RSUs	2,500,916	3,102,765
Convertible debt	72,645,878	27,756,593
Total	124,227,640	70,482,617

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail	$20,819,019	$17,143,099	$40,418,459	$33,614,899
Wholesale	4,289,228	3,053,457	8,777,103	5,670,081
Total	$25,108,247	$20,196,556	$49,195,562	$39,284,980

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

3. Business Combinations and Dispositions

Assets Held for Sale

As of June 30, 2024, the Company identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months.

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

Assets held for sale	June 30,	December 31,
	2024	2023
Property and equipment	$87,962,541	$86,864,965
Intangible assets	662,500	662,500
Operating lease, right-of-use asset	3,381,612	3,381,612
Deposits	1,395,233	304,194
Total assets held for sale	$93,401,886	$91,213,271

Liabilities held for sale
Right of Use Liability	$88,414,795	$88,326,323
Total liabilities held for sale	$88,414,795	$88,326,323

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $7,757,409 for the six months ended June 30, 2024.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of June 30, 2024, and therefore no impairment charges were recorded.

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

5. Accounts Receivable

Trade receivables are comprised of the following items:

	June 30,	December 31,
	2024	2023
Trade receivable	$1,947,458	$2,256,763
Tax withholding receivable	174,660	174,660
Other	138,019	655,217
Total	$2,260,137	$3,086,640

Included in the trade receivables, net balance at June 30, 2024, and December 31, 2023, is an allowance for doubtful accounts of  $71,349 and $95,686, respectively. Included in the tax withholding receivable, net balance at June 30, 2024, and December 31, 2023, is an allowance for doubtful accounts of $159,275.

6. Inventory

Inventory is comprised of the following items:

	June 30	December 31,
	2024	2023
Work-in-progress	$13,188,031	$13,058,348
Finished goods	5,906,445	5,278,331
Other	998,022	949,191
Total	$20,092,498	$19,285,870

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Work-in-progress	$(13,500)	$540,967	$(201,700)	$556,039
Finished goods	54,500	48,709	(61,300)	23,637
Total	$41,000	$589,676	$(263,000)	$579,676

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	June 30,	December 31,
	2024	2023
Prepaid Insurance	$356,454	$806,610
Other Prepaid Expenses	414,732	529,624
Total	$771,186	$1,336,234

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30	December 31,
	2024	2023
Land	$863,105	$863,105
Buildings and leasehold improvements	15,339,998	15,124,915
Furniture and equipment	7,098,616	7,807,250
Software	39,388	242,204
Vehicles	288,938	284,000
Construction-in-progress	4,109,949	128,220
Right of use asset under finance lease	7,938,138	7,938,138
	35,678,132	32,387,832
Less: accumulated depreciation	(9,416,377)	(9,096,649)
Total	$26,261,755	$23,291,183

For the six months ended June 30, 2024, and 2023, total depreciation on property and equipment was $1,267,612 and $1,571,256, respectively. For the six months ended June 30, 2024, and 2023, accumulated amortization of the right of use asset under finance lease amounted to $2,651,438 and $2,077,675, respectively. The right of use asset under finance lease of $7,938,138 consists of leased processing and cultivation premises. The Company capitalized into inventory $1,121,141 and $1,294,065 relating to depreciation associated with manufacturing equipment and production facilities for the six months ended June 30, 2024, and 2023, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of June 30, 2024, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge (2023 - $0) on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	June 30,	June 30,
	2024	2023
Finance lease cost
Amortization of ROU assets	$286,882	$414,376
Interest on lease liabilities	7,095,154	5,566,631
Operating lease costs	924,929	1,060,043
Total lease costs	$8,306,965	$7,041,050

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2024	June 30, 2024	Total
2024	$1,120,387	$6,780,539	$7,900,926
2025	3,047,603	13,773,155	16,820,758
2026	2,727,346	14,183,661	16,911,007
2027	2,474,144	14,606,527	17,080,671
2028	2,254,049	15,042,128	17,296,177
Thereafter	7,824,515	218,572,918	226,397,433
Total minimum lease payments	$19,448,044	$282,958,928	$302,406,972
Less discount to net present value	(4,402,521)	(189,169,326)	(193,571,847)
Less liabilities held for sale	(2,970,335)	(85,444,460)	(88,414,795)
Present value of lease liability	$12,075,188	$8,345,142	$20,420,330

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

Supplemental cash flow information related to leases:

	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$111,560	$987,953
Lease principal payments - operating	281,874	—
Non-cash additions to ROU assets	9,270,915	4,054,328
Amortization of operating leases	577,715	512,880

Other information about lease amounts recognized in the financial statements:

	June 30,
	2024	2023
Weighted-average remaining lease term (years) – operating leases	7.96	4.70
Weighted-average remaining lease term (years) – finance leases	16.58	17.43
Weighted-average discount rate – operating leases	8.35%	15.00%
Weighted-average discount rate – finance leases	16.20%	15.27%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2022	$183,836
Divestitures (Note 3)	(183,836)
Goodwill - December 31, 2023 and June 30, 2024	$—

The Company has no goodwill as of June 30, 2024. As such, no further impairment testing procedures were performed.

11. Intangibles

Intangible assets are comprised of the following items:

Licenses & Trademarks
Balance, December 31, 2022	$8,776,946
Divestitures	(409,239)
Additions	1,090,919
Amortization	(728,419)
Write off	(11,630)
Balance, December 31, 2023	$8,718,577
Amortization	(409,624)
Balance, June 30, 2024	$8,308,953

Amortization expense for intangibles was $204,812 and $409,624 during the three and six months ended June 30, 2024, respectively, and $159,028 and $318,794 during the three and six months ended June 30, 2023, respectively. The Company capitalized into inventory $24,779 (2023 - $0) and $49,557 (2023 - $0) of amortization for the three and six months ended June 30, 2024, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $819,655 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	June 30,	December 31,
	2024	2023
Accounts payable – trade	$3,786,701	$1,769,346
Accrued Expenses	4,388,396	4,852,648
Taxes payable	179,378	218,563
Contract liability	821,761	833,832
Total accounts payable and accrued liabilities	$9,176,236	$7,674,389

13. Long-Term Debt

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019, the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company repaid the note in full during the six months ended June 30, 2024.

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the six months ended June 30, 2024 and 2023.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum and a maturity date of November 29, 2024. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Vireo Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to PIK interest of 2.75% per annum.

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

On May 1, 2024, The Company executed a short-term extension of the maturity date on the Credit Facility with the Agent. The Credit Facility was extended until June 14, 2024, matching all other terms of the existing agreement. On June 14, 2024, another short-term extension was executed which extended the maturity date on the Credit Facility to July 31, 2024, matching all other terms of the existing agreement.

On May 21, 2024 the Company executed a $1,200,000 term loan with the Agent to assist with the purchase of a site for a new dispensary location. The loan bears an interest rate of 12.0% and is due on May 28, 2027. Financing costs of $68,600 were incurred in connection with the closing of the loan.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2024, $66,694 (December 31, 2023 - $1,524,531) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s long-term debt:

	June 30,	December 31,
	2024	2023
Beginning of period	$60,220,535	$58,028,604
Proceeds	1,200,000	—
Principal repayments	(1,062,000)	(2,976,362)
Deferred financing costs	(68,600)	(1,407,903)
PIK interest	807,219	1,607,032
Amortization of deferred financing costs	1,526,437	4,969,164
End of period	62,623,591	60,220,535
Less: current portion	61,502,285	60,220,535
Total long-term debt	$1,121,306	$—

As of June 30, 2024, stated maturities of long-term debt were as follows:

2024	$61,502,285
2025	—
2026	—
2027	1,121,306
Total	$62,623,591

14. Convertible Notes

On April 28, 2023, the Company closed on a new convertible debt facility which enables the Company to access up to $10,000,000 in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an annual interest rate of 12.0%, comprised of 6.0% cash and 6.0% PIK. The initial tranche's principal amount of Convertible Notes outstanding in the amount of $2,000,000, plus all PIK and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all PIK interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of $0.145 or a 20.0% premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the Canadian Securities Exchange. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. If the notes are not converted, the outstanding principal amount and unpaid PIK interest is due on April 30, 2026.

During the year ended December 31, 2023, the Company closed eight additional tranches of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $8,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of  June 30, 2024, $851,477 (December 31, 2023 - $1,083,697) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s convertible debt:

	June 30,	December 31,
	2024	2023
Beginning of period	$9,140,257	$—
Proceeds	—	10,000,000
Deferred financing costs	—	(1,346,793)
PIK interest	309,698	223,954
Amortization of deferred financing costs	232,221	263,096
End of period	$9,682,176	9,140,257
Less: current portion	—	—
Total convertible debt	$9,682,176	$9,140,257

15. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of June 30, 2024. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the six months ended June 30, 2024, 30,479 Multiple Voting Shares were converted into 3,047,900 Subordinate Voting Shares for no additional consideration.

During the six months ended June 30, 2024, 1,300,078 Subordinate Voting Shares were issued to the Company’s senior secured lender, Chicago Atlantic Opportunity Portfolio, LP, for $700,000 of proceeds.

During the six months ended June 30, 2024, employee stock options were exercised for 50,000 Subordinate Voting Shares. Proceeds from this transaction were $16,500.

During the six months ended June 30, 2024, stock warrants were exercised for 200,000 Subordinate Voting Shares. Proceeds from these transactions were $29,000.

16. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock options, restricted shares, restricted share units, or other awards. Under the terms of the plan, a total of ten percent of the number of shares outstanding assuming conversion of all super voting shares and multiple voting shares to subordinate voting shares are permitted to be issued. The exercise price for incentive stock options issued under the plan will be set by the Compensation Committee but will not be less 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board of Directors.

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,	June 30,
	2024	2023
Risk-Free Interest Rate	4.49%	3.84%
Weighted Average Exercise Price	$0.54	$0.25
Weighted Average Stock Price	$0.54	$0.25
Expected Life of Options (years)	7.00	6.12
Expected Annualized Volatility	100.00%	100.00%
Grant Fair Value	$0.45	$0.13
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the six months ended June 30, 2024, and for the year ended December 31, 2023, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(4,137,079)	0.82	—
Granted	10,558,845	0.25	6.42
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(616,126)	0.79	—
Exercised	(50,000)	0.33	—
Granted	540,000	0.54	—
Options Outstanding at June 30, 2024	29,843,198	$0.49	5.72

Options Exercisable at June 30, 2024	25,427,087	$0.42	5.30

During the three and six month periods ended June 30, 2024, the Company recognized ($60,751) and $25,981 in stock-based compensation relating to stock options, respectively. During the three and six month periods ended June 30, 2023, the Company recognized $600,377 and $1,999,635 in stock-based compensation relating to stock options, respectively. As of June 30, 2024, the total unrecognized compensation costs related to unvested stock options awards granted was $647,705. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.6 years. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2024, was $4,574,605 and $4,108,845, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	16,250,000	0.20	5.00
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Granted	—	—	—
Exercised	(200,000)	0.145	—
Warrants outstanding at June 30, 2024	16,200,000	$0.21	4.07

Warrants exercisable at June 30, 2024	16,200,000	$0.21	4.07

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at December 31, 2023	3,037,649	$3.50	2.23
Granted	—	—	—
Warrants outstanding at June 30, 2024	3,037,649	$3.50	1.73

Warrants exercisable at June 30, 2024	3,037,649	$3.50	1.73

During both the three and six month periods ended June 30, 2024, $0 (2023 - $1,248,224) in stock-based compensation expense was recorded in connection with outstanding warrants.

Restricted Stock Units (“RSUs”)

The expense associated with RSUs is based on the closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and six months ended June 30, 2024, the Company recognized $183 and $93,240, respectively, in stock-based compensation expense related to RSUs. During the three and six month periods ended June 30, 2023, the Company recognized $188,603 and $464,939, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2022	3,221,677	$0.81
Forfeitures	(678,666)	0.54
Balance, December 31, 2023	2,543,011	0.88
Granted	121,625	0.41
Forfeitures	(163,720)	0.54
Balance, June 30, 2024	2,500,916	0.88

Vested at June 30, 2024	1,025,253	$0.95

17. Commitments and Contingencies

Legal proceedings

Schneyer

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, sought unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2018. It is owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S. and the Company.

While Vireo U.S. continues to believe that Schneyer’s claims lack merit, it agreed to settle the litigation in April 2023 to avoid the expense, distraction and risk of the pre-trial and trial processes. Entering into this settlement in no way changed the defendants’ position that they did nothing wrong and that the claims were baseless.

Verano

On January 31, 2022, the Company entered into the Arrangement Agreement with Verano, pursuant to which Verano was to acquire all of the issued and outstanding shares of Vireo Growth pursuant to a Plan of Arrangement. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Vireo Growth Shares would receive 0.22652 of a Verano Subordinate Voting Share, subject to adjustment as described below, for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Vireo Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of a $14,875,000 termination fee and its transaction expenses. Vireo Growth denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported termination of the Arrangement Agreement, which the Company determined to treat as a repudiation of the Arrangement Agreement.

On October 21, 2022, Vireo Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance.

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

On May 2, 2024 the Company filed an application with the Supreme Court of British Columbia for summary determination. The Company is seeking substantial damages, specifically US $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance.

Due to uncertainties inherent in litigation, it is not possible for Vireo Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.  The damages sought will be significant and material given that Verano’s breach left the Company in a vulnerable position resulting in the Company being constrained in its ability to fund growth initiatives that were desirable and that its competitors were able to undertake, most notably in Minnesota and New York markets.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

18. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Salaries and benefits	$3,666,392	$3,865,517	$7,179,128	$7,662,927
Professional fees	1,871,585	1,696,559	3,298,681	2,586,726
Insurance expenses	409,085	676,049	978,270	1,311,488
Marketing	189,946	227,068	411,960	452,181
Other expenses	1,427,223	1,594,234	2,747,805	3,202,940
Total	$7,564,231	$8,059,427	$14,615,844	$15,216,262

19. Other Income (Expense)

The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company applied for and received the tax credit under the CARES Act. During the three and six months ended June 30, 2024, the Company recorded and received

$0 (2023 - $4,650,264) related to the CARES Employee Retention credit in other income on the unaudited condensed consolidated statement of loss and comprehensive loss for the three and six months ended June 30, 2024 and 2023.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Vireo Growth in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. These warrants were valued at $4,867,643 on June 30, 2024 using a stock price of $0.65, an exercise price of $0.164, an expected life of 4.27 years, an annual risk free rate of 4.33%, and volatility of 100%. The change in fair value for the three and six months ended June 30, 2024, of $1,602,412 and $2,930,291, respectively, was recorded as other income in the unaudited condensed consolidated statement of loss and comprehensive loss for the three and six months ended June 30, 2024.

20. Supplemental Cash Flow Information(1)

	June 30,	June 30,
	2024	2023
Cash paid for interest	$13,584,622	$12,003,729
Cash paid for income taxes	—	1,055,235
Change in construction accrued expenses	(286,156)	8,211,272
(1)	For supplemental cash flow information related to leases, refer to Note 9.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, debt, convertible debt, liabilities held for sale, and uncertain tax liabilities. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

Legal Risk

Vireo Growth operates in the United States. The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the U.S., and a lack of accepted safety for the use of the drug under medical supervision. The U.S. Food and Drug Administration has not approved marijuana as a safe and effective drug for any indication. In the U.S.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the three months ended June 30, 2024, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $278,099.

22. Related Party Transactions

As of June 30, 2024, and December 31, 2023, there were $0 and $121,846 due to related parties, respectively.

23. Subsequent Events

On July 1, 2024, the Company received $3,600,000 in proceeds related to the repayment of the outstanding current note receivable of $3,750,000. The $3,750,000 note receivable was consideration received from Jushi Holdings, Inc. (“Jushi”) in connection with the divestiture of the Company’s Pennsylvania operations in 2020. The Company has relieved Jushi of any further liability, and considers the note receivable to be fully paid.

On July 31, 2024, the Company executed a ninth amendment to the Company’s Green Ivy credit agreement with Chicago Atlantic and affiliates. The ninth amendment to the Company’s credit agreement extends the maturity date on the credit facility loans to January 29, 2027, adjusts and extends the designated event of default with respect to the Company’s ongoing disposition of its New York operations through July 31, 2025, and amends certain financial measure definitions and covenants within the agreement. The Company will issue 12,500,000 Subordinate Voting Shares to the lenders in consideration for the credit facility amendment.

On July 31, 2024, Chicago Atlantic notified the Company of its intent to voluntarily convert all outstanding convertible notes. The convertible loan carried an interest rate of 12.0 percent, and was convertible into equity shares of the Company at a strike price of US $0.145. As a result of the conversion, Vireo will issue approximately 73,000,000 million Subordinate Voting Shares to Chicago Atlantic and its affiliates.

,

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

Overview of the Company

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in three limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods® and other retail dispensaries we own or operate as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

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

Three months ended June 30, 2024, Compared to Three months ended June 30, 2023

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our fourteen dispensaries in three states and our wholesale sales to third parties in three states. For the three months ended June 30, 2024, 83% of our revenue was generated from retail dispensaries and 17% from the wholesale business. For the three months ended June 30, 2023, 85% of our revenue was generated from retail business and 15% from wholesale business.

For the three months ended June 30, 2024, Minnesota operations contributed approximately 49% of revenues, New York contributed 10%, and Maryland contributed 41%. For the three months ended June 30, 2023, Minnesota operations contributed approximately 57% of revenues, New York contributed 17%, New Mexico contributed 5%, and Maryland contributed 21%.

Revenue for the three months ended June 30, 2024, was $25,108,247, an increase of $4,911,691 or 24% compared to revenue of $20,196,556 for the three-months ended June 30, 2023. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Retail revenue for the three months ended June 30, 2024, was $20,819,019 an increase of $3,675,920 or 21% compared to retail revenue of $17,143,099 for the three months ended June 30, 2023, primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Wholesale revenue for the three months ended June 30, 2024, was $4,289,228, an increase of $1,235,771 compared to wholesale revenue of $3,053,457 for the three months ended June 30, 2023. The increase was primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023.

	Three Months Ended
	June 30,
	2024	2023	$Change	% Change
Retail:
MN	$12,238,957	$11,479,371	$759,586	7%
NY	1,604,327	2,279,635	(675,308)	(30)%
NM	—	911,969	(911,969)	(100)%
MD	6,975,735	2,472,124	4,503,611	182%
Total Retail	$20,819,019	$17,143,099	$3,675,920	21%

Wholesale:
MD	3,283,635	1,837,145	1,446,490	79%
NY	998,724	1,176,585	(177,861)	(15)%
NM	—	39,727	(39,727)	(100)%
MN	6,869	—	6,869	100%
Total Wholesale	$4,289,228	$3,053,457	$1,235,771	40%

Total Revenue	$25,108,247	$20,196,556	$4,911,691	24%
NY and NM	$(2,603,051)	$(4,407,916)	$1,804,865	(41)%
Total Revenue excluding NY and NM	$22,505,196	$15,788,640	$6,716,556	43%
N.M. Not Meaningful

Cost of Sales and Gross Profit

Gross profit reflects total net revenue less cost of sales. Cost of sales represents the costs attributable to producing bulk materials and finished goods, which includes direct materials, labor, and certain indirect costs such as depreciation, insurance, utilities and valuation adjustments. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

Cost of sales are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties and valuation adjustments.

Cost of sales for the three months ended June 30, 2024, was $11,557,604, an increase of $692,344 compared to the three months ended June 30, 2023, of $10,865,260.

Gross profit for the three months ended June 30, 2024, was $13,550,643, representing a gross margin of 54%. This is compared to gross profit for the three months ended June 30, 2023, of $9,331,296 or a 46% gross margin. The increase was primarily attributable to increased profit and margin contributions in Maryland driven by the commencement of Maryland adult-use sales on July 1, 2023.

We believe our current production capacity has not been fully realized and we expect future operations to benefit from increased revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature, which could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses other than the cost of sales consist of selling costs to support customer relationships, marketing, and branding activities. It also includes a significant investment in the corporate infrastructure required to support ongoing business.

Selling costs generally correlate to revenue. In the short-term as a percentage of sales, we expect selling costs to remain relatively flat.  However, as anticipated positive regulatory developments in our core markets occur, we expect selling costs as a percentage of sales to decrease via growth in our retail and wholesale channels.

General and administrative expenses also include costs incurred at the corporate offices, primarily related to personnel costs, including salaries, benefits, and other professional service costs, as well as corporate insurance, legal and professional fees associated with being a publicly traded company. We expect general and administrative expenses as a percentage of sales to decrease as we realize revenue growth organically and through anticipated positive regulatory developments in our core markets.

Total expenses for the three months ended June 30, 2024, were $7,756,621 a decrease of $2,616,719 compared to total expenses of $10,373,340 for the three months ended June 30, 2023. The decrease in total expenses is primarily attributable to a decrease in stock-based compensation expense.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the three months ended June 30, 2024, was $5,794,022 an increase of $6,836,066 compared to operating loss of $1,042,044 for the three months ended June 30, 2023.

Total Other Expense

Total other expense for the three months ended June 30, 2024, was $6,022,433, an increase of $1,328,093 compared to other expense of $4,694,340 for the three months ended June 30, 2023. This change is primarily attributable to an increased interest expenses partially offset by the gain on warrants held of $1,602,412.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2024, tax expense totaled $440,000 compared to tax expense of $1,592,871 for the three months ended June 30, 2023.

Six months ended June 30, 2024, Compared to six months ended June 30, 2023

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our fourteen dispensaries in three states and our wholesale sales to third parties in three states. For the six months ended June 30, 2024, 82% of our revenue was generated from retail dispensaries and 18% from the wholesale business. For the six months ended June 30, 2023, 86% of our revenue was generated from retail business and 14% from wholesale business.

For the six months ended June 30, 2024, Minnesota operations contributed approximately 48% of revenues, New York contributed 11%, and Maryland contributed 41%. For the six months ended June 30, 2023, Minnesota operations contributed approximately 57% of revenues, New York contributed 17%, New Mexico contributed 5%, and Maryland contributed 21%.

Revenue for the six months ended June 30, 2024, was $49,195,562, an increase of $9,910,852 or 25% compared to revenue of $39,284,980 for the six months ended June 30, 2023. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Retail revenue for the six months ended June 30, 2024, was $40,418,459 an increase of $6,803,560 or 20% compared to retail revenue of $33,614,899 for the six months ended June 30, 2023, primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Wholesale revenue for the six months ended June 30, 2024, was $8,777,103, an increase of $3,107,022 compared to wholesale revenue of $5,670,081 for the six months ended June 30, 2023. The increase was primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023.

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Retail:
MN	$23,216,046	$22,198,288	$1,017,758	5%
NY	3,425,596	4,641,577	(1,215,981)	(26)%
NM	—	1,964,285	(1,964,285)	(100)%
MD	13,776,817	4,810,749	8,966,068	186%
Total Retail	$40,418,459	$33,614,899	$6,803,560	20%

Wholesale:
MD	$6,637,296	$3,401,020	$3,236,276	95%
NY	2,132,938	2,229,334	(96,396)	(4)%
NM	—	39,727	(39,727)	(100)%
MN	6,869	—	6,869	100%

Total Wholesale	$8,777,103	$5,670,081	$3,107,022	55%

Total Revenue	$49,195,562	$39,284,980	$9,910,582	25%

NY and NM	$(5,558,534)	$(8,835,196)	$3,276,662	(37)%
Total Revenue excluding NM and AZ	$43,637,028	$30,449,784	$13,187,244	43%

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2024, was $23,400,492, an increase of $2,967,021 compared to the six months ended June 30, 2023, of $20,433,471.

Gross profit for the six months ended June 30, 2024, was $25,795,070, representing a gross margin of 52%. This is compared to gross profit for the six months ended June 30, 2023, of $18,851,509 or a 48% gross margin. The increase was primarily attributable to increased profit and margin contributions in Maryland driven by the commencement of Maryland adult-use sales on July 1, 2023.

Total Expenses

Total expenses for the six months ended June 30, 2024, were $15,241,603 a decrease of $4,283,442 compared to total expenses of $19,525,045 for the six months ended June 30, 2023. The decrease in total expenses is primarily attributable to a decrease in salaries and wages and stock-based compensation expense.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the six months ended June 30, 2024, was $10,553,467 an increase of $11,227,003 compared to operating loss of $673,536 for the six months ended June 30, 2023.

Total Other Expense

Total other expense for the six months ended June 30, 2024, was $13,548,337, an increase of $1,741,520 compared to other expense of $11,806,817 for the six months ended June 30, 2023. This change is primarily attributable to an increased interest expenses.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2024, tax expense totaled $4,385,000 compared to tax expense of $3,254,871 for the six months ended June 30, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(668,411)	$(7,329,255)	$(7,379,870)	$(15,735,224)
Interest expense, net	7,518,454	7,744,794	16,241,091	14,879,584
Income taxes	440,000	1,592,871	4,385,000	3,254,871
Depreciation & Amortization	252,958	276,709	506,538	595,985
Depreciation and amortization included in cost of sales	585,740	559,978	1,170,698	1,294,065
EBITDA (non-GAAP)	$8,128,741	$2,845,097	$14,923,457	$4,289,281

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

Credit Facility

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019, the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company repaid the note in full during the six months ended June 30, 2024.

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the six months ended June 30, 2024 and 2023.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum and a maturity date of November 29, 2024. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Vireo Growth and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to PIK interest of 2.75% per annum.

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

On April 30, 2024, the Company executed a short-term extension of the maturity date on the Credit Facility with the Agent. The Credit Facility was extended until June 14, 2024, with no change to any other terms of the existing agreement. On June 14, 2024, another short-term extension was executed which extended the maturity date on the Credit Facility to July 31, 2024, also with no change to any other terms of the existing agreement.

On May 21, 2024, the Company executed a $1,200,000 term loan with the Agent to assist with the purchase of a site for a new dispensary location. The loan bears interest at a rate of 12.0% per annum and is due on May 28, 2027. Financing costs of $68,600 were incurred in connection with the closing of the loan.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2024, $66,694 (December 31, 2023 - $1,524,531) of deferred financing costs remain unamortized.

Convertible Notes

On April 28, 2023, the Company closed on a new convertible debt facility which enables the Company to access up to $10,000,000 in aggregate principal amount of convertible notes (the “Convertible Notes”). The convertible facility has a term of three years, with an annual interest rate of 12.0%, comprised of 6.0% cash and 6.0% PIK. The initial tranche's principal amount of Convertible Notes outstanding in the amount of $2,000,000, plus all PIK and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to $0.145. For each future tranche advanced, the principal amount of Convertible Notes outstanding, plus all PIK interest and all other accrued but unpaid interest thereunder, is convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company, at a conversion price equal to the lesser of $0.145 or a 20.0% premium over the 30-day volume weighted average price of the Company’s Subordinate Voting Shares calculated on the day prior to the date on which each tranche is advanced, if permitted by the CSE. The lenders also have the right to advance any remaining undrawn funds on the convertible loan facility to the Company at any time. If the notes are not converted, the outstanding principal amount and unpaid PIK interest is due on April 30, 2026.

During the year ended December 31, 2023, the Company closed eight additional tranches of Convertible Notes, which are convertible into Subordinate Voting Shares at a conversion price of $0.145. Total proceeds received from these tranches amounted to $8,000,000.

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of  June 30, 2024 $851,477 (December 31, 2023 - $1,083,697) of deferred financing costs remain unamortized.

Cash Used in Operating Activities

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2024, a decrease of $1.0 million as compared to $2.2 million for the six months ended June 30, 2023. The decrease is primarily attributed to increased gross profit.

Cash Used in Investing Activities

Net cash used in investing activities was $4.2 million for the six months ended June 30, 2024, an increase of $2.0 million compared to net cash used in investing activities of $2.2 million for the six months ended June 30, 2023. The increase is primarily attributable to increased property, plant, and equipment additions relative to the prior year quarter.

Cash Used in Financing Activities

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2024, a change of $0.2 million as compared to $0.5 million provided by financing activities in the six months ended June 30, 2023. The change was principally due to the issuance of shares during the six months ended June 30, 2024.

Lease Transactions

As of June 30, 2024, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, and New York.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of June 30, 2024, we operated 14 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2024	June 30, 2024	Total
2024	$1,120,387	$6,780,539	$7,900,926
2025	3,047,603	13,773,155	16,820,758
2026	2,727,346	14,183,661	16,911,007
2027	2,474,144	14,606,527	17,080,671
2028	2,254,049	15,042,128	17,296,177
Thereafter	7,824,515	218,572,918	226,397,433
Total minimum lease payments	$19,448,044	$282,958,928	$302,406,972
Less discount to net present value	(4,402,521)	(189,169,326)	(193,571,847)
Less liabilities held for sale	(2,970,335)	(85,444,460)	(88,414,795)
Present value of lease liability	$12,075,188	$8,345,142	$20,420,330

ADDITIONAL INFORMATION

Outstanding Share Data

As of July 31, 2024, we had 114,905,722 shares issued and outstanding, consisting of the following:

(a)  Subordinate voting shares

114,605,008 shares issued and outstanding. The holders of subordinate voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All subordinate voting shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value subordinate voting shares.

(b)  Multiple voting shares

300,714 shares issued and outstanding. The holders of multiple voting shares are entitled to one hundred votes per share at all shareholder meetings. Each multiple voting share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of multiple voting shares.

Options, Warrants, and Convertible Promissory Notes

As of June 30, 2024, we had 29,843,198 employee stock options outstanding, 2,500,916 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 16,200,000 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2024, the Company issued 1,300,078 subordinate voting shares to Chicago Atlantic Opportunity Portfolio, LP in a private placement for consideration of $700,000 pursuant to the exemption from registration available under Section 4(a)(2) under the Securities Act.

Otherwise, there were no unregistered sales of equity securities or repurchase of equity securities occurred during the three months ended June 30, 2024.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Notice of Alteration, Notice of Articles and Certificate of Name Change dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 1, 2024)

3.2	Articles of Vireo Growth Inc. dated June 25, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed July 1, 2024)

10.71	Binding Letter of Intent, dated April 1, 2024, between Goodness Growth Holdings Inc. and ACE Venture Enterprises, Inc.
10.72	Eighth Amendment to Lease Agreement, dated April 1, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC

10.73

Seventh Amendment to Credit Agreement, dated as of April 30, 2024, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent

10.74

Eighth Amendment to Credit Agreement, dated as of June 14, 2024, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent

10.75	Employment Agreement between Goodness Growth Holdings Inc. and Joshua Rosen, effective January 1, 2024.

10.76

Goodness Growth Holdings, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Agreement, by and between Goodness Growth Holdings, Inc. and Joshua Rosen, effective March 31, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2024)

10.77

Form of Goodness Growth Holdings, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Agreement (Employee Restricted Stock Unit Award) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 6, 2024)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Interim Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIREO GROWTH INC. (Registrant)

Date: August 6, 2024	By:	/s/ Joshua Rosen
		Name:	Joshua Rosen
		Title:	Chief Executive Officer and Interim Chief Financial Officer (signing on behalf of the Registrant and as a principal financial officer of the Registrant)