Form 10-Q
period 2024-09-30
Vireo Growth Inc.
filed 2024-11-13
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –200,464,196; Multiple Voting Shares –298,314; and Super Voting Shares – 0.

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$7,279,864	$15,964,665
Accounts receivable, net of credit losses of $259,011 and $254,961, respectively	2,848,625	3,086,640
Income tax receivable	11,916,964	12,278,119
Inventory	19,845,927	19,285,870
Prepayments and other current assets	1,832,991	1,336,234
Notes receivable, current	—	3,750,000
Warrants held	5,221,971	1,937,352
Assets held for sale	95,017,740	91,213,271
Total current assets	143,964,082	148,852,151
Property and equipment, net	30,509,180	23,291,183
Operating lease, right-of-use asset	10,757,904	2,018,163
Intangible assets, net	8,104,140	8,718,577
Deposits	533,745	383,645
Total assets	$193,869,051	$183,263,719
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,168,748	$7,674,389
Long-term debt, current portion	1,144,000	60,220,535
Right of use liability	1,254,672	890,013
Uncertain tax liability	28,766,000	22,356,000
Liabilities held for sale	88,437,021	88,326,323
Total current liabilities	128,770,441	179,467,260
Right-of-use liability	19,051,693	10,543,934
Other long-term liabilities	216,938	155,917
Convertible debt, net	—	9,140,257
Long-term debt, net	56,833,206	—
Total liabilities	204,872,278	199,307,368

Commitments and contingencies (refer to Note 17)

Stockholders’ deficiency
Subordinate Voting Shares ($- par value, unlimited shares authorized; 200,464,196 shares issued and outstanding at September 30, 2024 and 110,007,030 at December 31, 2023)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 298,314 shares issued and outstanding at September 30, 2024 and 331,193 at December 31, 2023)	—	—
Super Voting Shares ($- par value; unlimited shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023)	—	—
Additional paid in capital	204,731,053	187,384,403
Accumulated deficit	(215,734,280)	(203,428,052)
Total stockholders' deficiency	$(11,003,227)	$(16,043,649)
Total liabilities and stockholders' deficiency	$193,869,051	$183,263,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$25,165,343	$24,675,145	$74,360,905	$63,960,125
Cost of sales
Product costs	12,448,373	10,493,561	36,111,865	30,347,357
Inventory valuation adjustments	393,000	984,196	130,000	1,563,872
Gross profit	12,323,970	13,197,388	38,119,040	32,048,896
Operating expenses:
Selling, general and administrative	6,911,278	6,749,314	21,527,122	21,965,576
Stock-based compensation expenses	1,304,919	296,617	1,424,140	4,009,415
Depreciation	76,292	99,929	222,763	377,121
Amortization	180,034	180,034	540,101	498,828
Total operating expenses	8,472,523	7,325,894	23,714,126	26,850,940

Income from operations	3,851,447	5,871,494	14,404,914	5,197,956

Other income (expense):
Gain (loss) on disposal of assets	—	(50,686)	(218,327)	(2,798,567)
Interest expenses, net	(7,363,655)	(7,915,658)	(23,604,746)	(22,795,242)
Other income (expenses)	970,850	345,824	3,881,931	6,166,472
Other income (expenses), net	(6,392,805)	(7,620,520)	(19,941,142)	(19,427,337)

Loss before income taxes	(2,541,358)	(1,749,026)	(5,536,228)	(14,229,381)

Current income tax expenses	(2,385,000)	(3,980,000)	(6,770,000)	(7,357,871)
Deferred income tax recoveries	—	500,000	—	623,000
Net loss and comprehensive loss	(4,926,358)	(5,229,026)	(12,306,228)	(20,964,252)
Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.16)
Weighted average shares used in computation of net loss per share - basic and diluted	201,377,275	141,332,852	162,836,874	132,576,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Conversion of MVS shares	70,200	—	(702)	—	—	—	—	—	—
Conversion of Super Voting Shares	6,541,100	—	—	—	(65,411)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,765,011	—	2,765,011
Warrants issued in financing activities	—	—	—	—	—	—	497,055	—	497,055
Shares issued in financing activities	15,000,000	—	—	—	—	—	1,407,903	—	1,407,903
Net Loss	—	—	—	—	—	—	—	(20,964,252)	(20,964,252)
Balance at September 30, 2023	108,332,330	$—	347,940	$—	—	$—	$185,991,816	$(198,845,215)	$(12,853,399)

Balance, January 1, 2024	110,007,030	—	331,193	—	—	—	187,384,403	(203,428,052)	(16,043,649)
Conversion of MVS shares	3,287,900	—	(32,879)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,424,140	—	1,424,140
Options exercised	50,000	—	—	—	—	—	16,500	—	16,500
Warrants exercised	303,127	—	—	—	—	—	43,953	—	43,953
Shares issued	13,800,078	—	—	—	—	—	6,087,500	—	6,087,500
Conversion of convertible debt	73,016,061	—	—	—	—	—	9,774,557	—	9,774,557
Net Loss	—	—	—	—	—	—	—	(12,306,228)	(12,306,228)
Balance at September 30, 2024	200,464,196	$—	298,314	$—	—	$—	$204,731,053	$(215,734,280)	$(11,003,227)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, July 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$185,691,379	$(193,616,189)	$(7,924,810)
Conversion of MVS shares	70,200	—	(702)	—	—	—	—	—	—
Conversion of Super Voting Shares	6,541,100	—	—	—	(65,411)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	300,437	—	300,437
Shares issued in financing activities	15,000,000	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(5,229,026)	(5,229,026)
Balance at September 30, 2023	108,332,330	$—	347,940	$—	—	$—	$185,991,816	$(198,845,215)	$(12,853,399)

Balance, July 1, 2024	114,605,008	$—	300,714	$—	—	$—	$188,249,124	$(210,807,922)	$(22,558,798)
Conversion of MVS shares	240,000	—	(2,400)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,304,919	—	1,304,919
Warrants exercised	103,127	—	—	—	—	—	14,953	—	14,953
Shares issued	12,500,000	—	—	—	—	—	5,387,500	—	5,387,500
Conversion of convertible debt	73,016,061	—	—	—	—	—	9,774,557	—	9,774,557
Net Loss	—	—	—	—	—	—	—	(4,926,358)	(4,926,358)
Balance at September 30, 2024	200,464,196	$—	298,314	$—	—	$—	$204,731,053	$(215,734,280)	$(11,003,227)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,306,228)	$(20,964,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	130,000	1,563,872
Depreciation	222,763	377,121
Depreciation capitalized into inventory	1,678,434	1,846,418
Non-cash operating lease expense	323,309	423,821
Amortization of intangible assets	540,101	498,828
Amortization of intangible assets capitalized into inventory	74,336	24,779
Stock-based payments	1,424,140	4,009,415
Warrants receivable	—	(1,566,445)
Warrants held	(3,284,619)	—
Interest Expense	3,806,093	5,111,930
Bad debt expense	230,818	—
Deferred income tax	—	(623,000)
Accretion	168,464	800,392
Loss on disposal of Red Barn Growers	—	2,909,757
Loss (gain) on disposal of assets	120,856	(111,190)
Change in operating assets and liabilities:
Accounts Receivable	173,047	(902,709)
Prepaid expenses	(496,757)	684,987
Inventory	(482,192)	(1,932,554)
Income taxes	361,154	6,379,831
Uncertain tax position liabilities	6,410,000	—
Accounts payable and accrued liabilities	1,213,360	1,079,519
Changes in operating lease liabilities	(404,556)	—
Change in assets and liabilities held for sale	(3,693,771)	(116,882)
Net cash provided by (used in) operating activities	(3,791,248)	(506,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	(8,974,901)	(2,630,724)
Proceeds from note receivable (Note 6)	3,600,000
Intangible license additions	—	(1,090,919)
Proceeds from sale of Red Barn Growers net of cash	—	439,186
Proceeds from sale of property, plant, and equipment	—	242,088
Deposits	(150,100)	(263,545)
Net cash provided by (used in) investing activities	(5,525,001)	(3,303,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	1,131,400	—
Proceeds from convertible debt, net of issuance costs	—	5,348,140
Proceeds from issuance of shares	700,000	—
Proceeds from warrant exercises	43,953	—
Proceeds from option exercises	16,500	—
Debt principal payments	(1,098,000)	(1,976,362)
Lease principal payments	(162,405)	(1,414,698)
Net cash provided by (used in) financing activities	631,448	1,957,080

Net change in cash	(8,684,801)	(1,853,196)

Cash, beginning of period	15,964,665	15,149,333

Cash, end of period	$7,279,864	$13,296,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Vireo Growth Inc. (“Vireo Growth” or the “Company”) (formerly, Goodness Growth Holdings, Inc.) was incorporated under the Alberta Business Corporations Act on November 23, 2004. The Company was previously listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “GDNS”. On July 8, 2024, the Company changed its name to Vireo Growth Inc., its ticker symbol on the CSE to “VREO” and its ticker symbol on the OTCQX to “VREOF.”

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

Update on Verano Litigation

On October 21, 2022, Vireo Growth commenced an action in the Supreme Court of British Columbia against Verano Holdings Corp. ("Verano") after Verano repudiated the Arrangement Agreement with the Company dated January 31, 2022. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended September 30, 2024:

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three and nine month periods ended September 30, 2024, and 2023, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the nine month periods ended September 30, 2024, and 2023 were as follows:

	September 30,
	2024	2023
Stock options	31,440,328	29,633,217
Warrants	19,134,522	9,437,649
RSUs	4,107,749	2,714,491
Convertible debt	—	42,074,926
Total	54,682,599	83,860,283

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail	$19,740,787	$20,147,074	$60,159,246	$53,761,973
Wholesale	5,424,556	4,528,071	14,201,659	10,198,152
Total	$25,165,343	$24,675,145	$74,360,905	$63,960,125

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

3. Business Combinations and Dispositions

Assets Held for Sale

As of September 30, 2024, the Company identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The carrying value of these net assets did not exceed fair value less expected cost to sell, and as such, the Company recorded no impairment loss. Assets and liabilities held for sale are as follows:

Assets held for sale	September 30,	December 31,
	2024	2023
Property and equipment	$88,793,895	$86,864,965
Intangible assets	972,000	662,500
Operating lease, right-of-use asset	3,381,612	3,381,612
Deposits	1,870,233	304,194
Total assets held for sale	$95,017,740	$91,213,271

Liabilities held for sale
Right of Use Liability	$88,437,021	$88,326,323
Total liabilities held for sale	$88,437,021	$88,326,323

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $12,152,587 and $10,099,014 for the nine months ended September 30, 2024 and 2023, respectively.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of September 30, 2024, and therefore no impairment charges were recorded.

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

5. Accounts Receivable

Trade receivables are comprised of the following items:

	September 30,	December 31,
	2024	2023
Trade receivable	$2,673,965	$2,256,763
Tax withholding receivable	174,660	174,660
Other	—	655,217
Total	$2,848,625	$3,086,640

Included in the trade receivables, net balance at September 30, 2024, and December 31, 2023, is an allowance for doubtful accounts of  $99,736 and $95,686, respectively. Included in the tax withholding receivable, net balance at September 30, 2024, and December 31, 2023, is an allowance for doubtful accounts of $159,275.

6. Notes Receivable

As of September 30, 2024, the Company had $0 (December 31, 2023 - $3,750,000) in notes receivable. During the nine months ended September 30, 2024, the Company received $3,600,000 in proceeds related to the repayment of the $3,750,000 note receivable, which was consideration received in connection with the divestiture of the Company’s Pennsylvania operations in 2020. The Company considers the note receivable to be fully paid. The $150,000 difference between the face value of the note and proceeds received is included in other expense on the unaudited condensed consolidated statements of net loss and comprehensive loss.

7. Inventory

Inventory is comprised of the following items:

	September 30	December 31,
	2024	2023
Work-in-progress	$13,118,519	$13,058,348
Finished goods	5,805,958	5,278,331
Other	921,450	949,191
Total	$19,845,927	$19,285,870

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Work-in-progress	$433,283	$1,024,225	$231,583	$1,580,264
Finished goods	(40,283)	(40,029)	(101,583)	(16,392)
Total	$393,000	$984,196	$130,000	$1,563,872

8. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	September 30,	December 31,
	2024	2023
Prepaid Insurance	$1,015,178	$806,610
Other Prepaid Expenses	817,813	529,624
Total	$1,832,991	$1,336,234

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30	December 31,
	2024	2023
Land	$863,105	$863,105
Buildings and leasehold improvements	16,259,882	15,124,915
Furniture and equipment	7,240,644	7,807,250
Software	39,388	242,204
Vehicles	447,478	284,000
Construction-in-progress	7,770,507	128,220
Right of use asset under finance lease	7,572,566	7,938,138
	40,193,570	32,387,832
Less: accumulated depreciation	(9,684,390)	(9,096,649)
Total	$30,509,180	$23,291,183

For the nine months ended September 30, 2024, and 2023, total depreciation on property and equipment was $1,901,198 and $2,223,540, respectively. For the nine months ended September 30, 2024, and 2023, accumulated amortization of the right of use asset under finance lease amounted to $2,408,998 and $2,221,116, respectively. The right of use asset under finance lease of $7,572,566 consists of leased processing and cultivation premises. The Company capitalized into inventory $1,678,435 and $1,846,419 relating to depreciation associated with manufacturing equipment and production facilities for the nine months ended September 30, 2024, and 2023, respectively. The capitalized depreciation costs associated are added to inventory and expensed through cost of sales product cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of September 30, 2024 and 2023, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge on property and equipment, net.

10. Leases

Components of lease expenses are listed below:

	September 30,	September 30,
	2024	2023
Finance lease cost
Amortization of ROU assets	$410,013	$557,817
Interest on lease liabilities	10,654,530	8,409,687
Operating lease costs	1,412,489	1,472,588
Total lease costs	$12,477,032	$10,440,092

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2024	September 30, 2024	Total
2024	$560,981	$3,416,902	$3,977,883
2025	3,047,603	13,773,155	16,820,758
2026	2,727,346	14,183,661	16,911,007
2027	2,474,144	14,606,527	17,080,671
2028	2,254,049	15,042,128	17,296,177
Thereafter	7,824,515	218,572,918	226,397,433
Total minimum lease payments	$18,888,638	$279,595,291	$298,483,929
Less discount to net present value	(4,111,939)	(185,628,604)	(189,740,543)
Less liabilities held for sale	(2,837,202)	(85,599,819)	(88,437,021)
Present value of lease liability	$11,939,497	$8,366,868	$20,306,365

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

On February 22, 2024, the Company executed a lease for cannabis cultivation and manufacturing facilities. Per the terms of the lease the landlord agreed to provide the Company with $2,000,000 of tenant improvement allowances. Rent will not commence until January 1, 2025, at which time monthly base rent will be $82,500. Starting January 1, 2025, the Company has the option to purchase the property. The initial purchase price is $13,000,000 increasing by 3% at the start of each calendar year until the option expires on December 31, 2028. The lease expires on December 31, 2034.

On February 24, 2023, the Company signed the fourth amendment to the existing lease agreements for the cultivation and processing facilities in New York. The amendment provides for additional tenant improvements of $4,000,000 and increases base rent by $50,000 a month.

Supplemental cash flow information related to leases:

	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$162,405	$1,414,698
Lease principal payments - operating	633,540	—
Non-cash additions to ROU assets	9,270,915	—
Amortization of operating leases	531,359	670,782

Other information about lease amounts recognized in the financial statements:

	September 30,
	2024	2023
Weighted-average remaining lease term (years) – operating leases	7.85	4.27
Weighted-average remaining lease term (years) – finance leases	16.34	17.14
Weighted-average discount rate – operating leases	8.16%	15.00%
Weighted-average discount rate – finance leases	16.20%	15.31%

11. Intangibles

Intangible assets are comprised of the following items:

Licenses & Trademarks
Balance, December 31, 2022	$8,776,946
Divestitures	(409,239)
Additions	1,090,919
Amortization	(728,419)
Write off	(11,630)
Balance, December 31, 2023	$8,718,577
Amortization	(614,437)
Balance, September 30, 2024	$8,104,140

Amortization expense for intangibles was $204,813 and $614,437 during the three and nine months ended September 30, 2024, respectively, and $204,813 and $523,607 during the three and nine months ended September 30, 2023, respectively. The Company capitalized into inventory $24,778 (2023 - $24,779) and $74,336 (2023 - $24,779) of amortization for the three and nine months ended September 30, 2024, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $819,655 per year for the next five fiscal years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	September 30,	December 31,
	2024	2023
Accounts payable – trade	$3,757,200	$1,769,346
Accrued Expenses	4,297,047	4,852,648
Taxes payable	192,716	218,563
Contract liability	921,785	833,832
Total accounts payable and accrued liabilities	$9,168,748	$7,674,389

13. Long-Term Debt

During 2017, the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019, the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company repaid the note in full during the nine months ended September 30, 2024.

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the nine months ended September 30, 2024 and 2023.

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

On July 31, 2024, the Company executed a ninth amendment to the Company’s Credit Facility. The ninth amendment to the Company’s Credit Facility extends the maturity date on the Credit Facility loans to January 29, 2027, adjusts and extends the deadline with respect to the Company’s ongoing disposition of its New York operations through July 31, 2025, and amends certain financial measure definitions and covenants within the agreement. The Company issued 12,500,000 Subordinate Voting Shares to the lenders in consideration for the credit facility amendment. These 15,000,000 shares were valued at $5,387,500 using a fair value per share of $0.431 and considered a deferred financing cost.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2024, $5,089,311 (December 31, 2023 - $1,524,531) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s long-term debt:

	September 30,	December 31,
	2024	2023
Beginning of period	$60,220,535	$58,028,604
Proceeds	1,200,000	—
Principal repayments	(1,098,000)	(2,976,362)
Deferred financing costs	(5,456,100)	(1,407,903)
PIK interest	1,219,451	1,607,032
Amortization of deferred financing costs	1,891,320	4,969,164
End of period	57,977,206	60,220,535
Less: current portion	1,144,000	60,220,535
Total long-term debt	$56,833,206	$—

As of September 30, 2024, stated maturities of long-term debt were as follows:

2024	$1,144,000
2025	—
2026	—
2027	56,833,206
Total	$57,977,206

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

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of  September 30, 2024, $0 (December 31, 2023 - $1,083,697) of deferred financing costs remain unamortized.

On July 31, 2024, the holders voluntarily converted all outstanding convertible notes into 73,016,061 Subordinate Voting Shares of the Company.

The following table shows a summary of the Company’s convertible debt:

	September 30,	December 31,
	2024	2023
Beginning of period	$9,140,257	$—
Proceeds	—	10,000,000
Deferred financing costs	—	(1,346,793)
PIK interest	363,376	223,954
Amortization of deferred financing costs	270,924	263,096
Conversion	(9,774,557)	—
End of period	$—	9,140,257
Less: current portion	—	—
Total convertible debt	$—	$9,140,257

15. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2024. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the nine months ended September 30, 2024, 32,879 Multiple Voting Shares were converted into 3,287,900 Subordinate Voting Shares for no additional consideration.

During the nine months ended September 30, 2024, 12,500,000 Subordinate Voting Shares were issued to the Company’s senior secured lender in connection with the ninth amendment to the Company’s credit agreement (Note 13).

During the nine months ended September 30, 2024, 1,300,078 Subordinate Voting Shares were issued to the Company’s senior secured lender, Chicago Atlantic Opportunity Portfolio, LP, for $700,000 of proceeds.

During the nine months ended September 30, 2024, the holders of the Company’s Convertible Notes voluntarily converted all outstanding convertible notes into 73,016,061 Subordinate Voting Shares of the Company

During the nine months ended September 30, 2024, employee stock options were exercised for 50,000 Subordinate Voting Shares. Proceeds from this transaction were $16,500.

During the nine months ended September 30, 2024, stock warrants were exercised for 303,127 Subordinate Voting Shares. Proceeds from these transactions were $43,953.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,	September 30,
	2024	2023
Risk-Free Interest Rate	3.88%	3.81%
Weighted Average Exercise Price	$0.49	$0.25
Weighted Average Stock Price	$0.49	$0.25
Expected Life of Options (years)	7.00	6.12
Expected Annualized Volatility	100.00%	100.00%
Grant Fair Value	$0.41	$0.13
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the nine months ended September 30, 2024, and for the year ended December 31, 2023, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(4,137,079)	0.82	—
Granted	10,558,845	0.25	6.42
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(952,835)	0.77	—
Exercised	(50,000)	0.33	—
Granted	2,473,839	0.49	—
Options Outstanding at September 30, 2024	31,440,328	$0.49	5.72

Options Exercisable at September 30, 2024	26,718,615	$0.42	5.29

During the three and nine month periods ended September 30, 2024, the Company recognized $615,215 and $641,196 in stock-based compensation relating to stock options, respectively. During the three and nine month periods ended September 30, 2023, the Company recognized $248,000 and $2,247,635 in stock-based compensation relating to stock options, respectively. As of September 30, 2024, the total unrecognized compensation costs related to unvested stock options awards granted was $549,340. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.4 years. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2024, was $4,884,187 and $4,432,386, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one Subordinate Voting Share of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	16,250,000	0.20	5.00
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Granted	—	—	—
Exercised	(303,127)	0.145	—
Warrants outstanding at September 30, 2024	16,096,873	$0.21	3.82

Warrants exercisable at September 30, 2024	16,096,873	$0.21	3.82

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at December 31, 2023	3,037,649	$3.50	2.23
Granted	—	—	—
Warrants outstanding at September 30, 2024	3,037,649	$3.50	1.48

Warrants exercisable at September 30, 2024	3,037,649	$3.50	1.48

During both the three and nine month periods ended September 30, 2024, $0 in stock-based compensation expense was recorded in connection with outstanding warrants. During the three and nine month periods ended September 30, 2023, ($3,820) and $1,244,404 was recorded in connection with outstanding warrants.

Restricted Stock Units (“RSUs”)

The expense associated with RSUs is based on the closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and nine months ended September 30, 2024, the Company recognized $689,704 and $782,944, respectively, in stock-based compensation expense related to RSUs. During the three and nine month periods ended September 30, 2023, the Company recognized $52,437 and $517,376, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2022	3,221,677	$0.81
Forfeitures	(678,666)	0.54
Balance, December 31, 2023	2,543,011	0.88
Granted	1,728,458	0.50
Forfeitures	(163,720)	0.54
Balance, September 30, 2024	4,107,749	0.73

Vested at September 30, 2024	2,253,298	$0.71

17. Commitments and Contingencies

Legal proceedings

Schneyer

On February 25, 2019, Dr. Mark Schneyer (“Schneyer”) filed a lawsuit in Minnesota District Court, Fourth District (the “Court”), on his own behalf and, derivatively, on behalf of Dorchester Capital, LLC, naming Vireo Health, Inc. (“Vireo U.S.”), Dorchester Management, LLC (“Dorchester Management”), and Dorchester Capital, LLC (“Capital”), as defendants. The essence of the claims made by Schneyer is Vireo U.S. paid an inadequate price for MaryMed, LLC (“MaryMed”), which it purchased from Capital in 2018, and that the consideration given – shares of preferred stock in Vireo U.S. – was distributed inappropriately by Capital at the direction of Dorchester Management (the managing member of Capital). Schneyer, who is a Class B member of Capital, sought unspecified damages in excess of $50,000 and other relief. Dorchester Management, LLC is an affiliated entity to Vireo U.S. and was previously used as a management company over Dorchester Capital, LLC. It no longer has active operations following Vireo Health, Inc.’s acquisition of MaryMed, LLC in 2018. It was owned and controlled by Kyle E. Kingsley and Amber H. Shimpa, executive officers and directors of Vireo U.S. and the Company.

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

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

18. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Salaries and benefits	$3,635,658	$3,844,445	$10,814,786	$11,507,372
Professional fees	1,026,305	687,007	4,324,986	3,273,733
Insurance expenses	435,789	656,100	1,414,059	1,967,588
Marketing	239,932	161,782	651,892	613,963
Other expenses	1,573,594	1,399,980	4,321,399	4,602,920
Total	$6,911,278	$6,749,314	$21,527,122	$21,965,576

19. Other Income (Expense)

The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company applied for and received the tax credit under the CARES Act. During the three and nine months ended September 30, 2024, the Company recorded and received $815,422 (2023 - $4,650,264) related to the CARES Employee Retention credit in other income on the unaudited condensed consolidated statement of loss and comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Vireo Growth in the optimization of its cannabis flower products. As part of this strategic agreement (the “Consulting Agreement”) Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. These warrants were valued at $5,221,971 on September 30, 2024 using a stock price of $0.70, an exercise price of $0.167, an expected life of 4.02 years, an annual risk free rate of 3.58%, and volatility of 100%. The change in fair value for the three and nine months ended September 30, 2024, of $354,328 and $3,284,619, respectively, was recorded as other income in the unaudited condensed consolidated statement of loss and comprehensive loss for the three and nine months ended September 30, 2024.

20. Supplemental Cash Flow Information(1)

	September 30,	September 30,
	2024	2023
Cash paid for interest	$20,355,166	$18,214,889
Cash paid for income taxes	—	1,055,235
Change in construction accrued expenses	(280,999)	10,475,367
Stock issued in connection with financing activities	5,387,500	—
(1)	For supplemental cash flow information related to leases, refer to Note 10.

21. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, and accounts receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Maryland, Minnesota, and New York with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has adhered, and intends to continue to adhere, strictly to the applicable state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, debt, convertible debt, liabilities held for sale, and uncertain tax liabilities. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the nine months ended September 30, 2024, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $420,133.

22. Related Party Transactions

As of September 30, 2024, and December 31, 2023, there were $0 and $121,846 due to related parties, respectively.

23. Subsequent Events

On October 9, 2024, the Company and Grown Rogue, mutually agreed to terminate the Consulting Agreement between the parties dated May 24, 2023, as amended September 20, 2023, effective September 30, 2024. As part of the termination agreement, Vireo Growth forfeited 4.5 million of the 8.5 million Grown Rogue warrants the Company received under the Consulting Agreement and paid Grown Rogue a lump sum termination fee of $800,000.

On October 10, 2024, Joshua Rosen, Chief Executive Officer, Interim Chief Financial Officer and Director of the Company resigned from all of his positions with the Company. In conjunction with this event, the parties entered into a separation agreement (“Separation Agreement”) dated October 9, 2024 that provides, among other things, for the grant of 500,000 restricted stock units, which vest in 12 equal installments commencing January 1, 2025 and ending on December 1, 2025 and 500,000 immediately exercisable stock options with an exercise price per share of $0.50. Such options expire October 9, 2027. Further, Mr. Rosen will receive salary continuation for two years at a rate of $300,000 per year. Pursuant to the Separation Agreement, the vesting of 250,000 options granted to Mr. Rosen in August 2024 were accelerated and are exercisable until October 9, 2027.

On November 1, 2024, the Company entered into a Joinder and Tenth Amendment to the Credit Facility, which provides a financing commitment of up to $10.0 million in aggregate principal amount of convertible notes (the “Convertible Notes”). These Convertible Notes are being funded by the Company’s senior secured lender and its affiliates. The Convertible Notes have a term of three years, with a cash interest rate of 12.0 percent, and such interest shall be paid in cash on the last business day of each calendar month. All accrued and unpaid interest shall be payable in full on the maturity date or earlier date of prepayment, in each case adjusted for any period of less than one calendar month, if applicable. The Convertible Notes are convertible at the option of lender, in whole but not in part in a single transaction,  at any time into that number of Subordinate Voting Shares of the Company determined by dividing the outstanding principal amount plus all accrued but unpaid interest on the Convertible Notes on the date of such conversion by a conversion price  equal to $0.625.

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

Three months ended September 30, 2024, Compared to Three months ended September 30, 2023

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our fourteen dispensaries in three states and our wholesale sales to third parties in three states. For the three months ended September 30, 2024, 78% of our revenue was generated from retail dispensaries and 22% from the wholesale business. For the three months ended September 30, 2023, 82% of our revenue was generated from retail business and 18% from wholesale business.

For the three months ended September 30, 2024, Minnesota operations contributed approximately 46% of revenues, New York contributed 11%, and Maryland contributed 43%. For the three months ended September 30, 2023, Minnesota operations contributed approximately 48% of revenues, New York contributed 14%, and Maryland contributed 38%.

Revenue for the three months ended September 30, 2024, was $25,165,343, an increase of $490,198 or 2% compared to revenue of $24,675,145 for the three-months ended September 30, 2023. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the ramp up in adult-use sales, which commenced on July 1, 2023, partially offset by the decrease in New York revenues.

Retail revenue for the three months ended September 30, 2024, was $19,740,787 a decrease of $406,287 or 2% compared to retail revenue of $20,147,074 for the three months ended September 30, 2023, primarily due to decreased revenue contributions from the New York business.

Wholesale revenue for the three months ended September 30, 2024, was $5,424,556, an increase of $896,485 compared to wholesale revenue of $4,528,071 for the three months ended September 30, 2023. The increase was primarily due to increased revenue contributions from the Maryland business driven by the ramp up in adult-use sales, which commenced on July 1, 2023.

	Three Months Ended
	September 30,
	2024	2023	$Change	% Change
Retail:
MN	$11,391,969	$11,791,001	$(399,032)	(3)%
NY	1,428,827	2,185,701	(756,874)	(35)%
MD	6,919,991	6,170,372	749,619	12%
Total Retail	$19,740,787	$20,147,074	$(406,287)	(2)%

Wholesale:
MD	3,956,871	3,152,341	804,530	26%
NY	1,321,224	1,375,730	(54,506)	(4)%
MN	146,461	—	146,461	100%
Total Wholesale	$5,424,556	$4,528,071	$896,485	20%

Total Revenue	$25,165,343	$24,675,145	$490,198	2%
NY	$(2,750,051)	$(3,561,431)	$811,380	(23)%
Total Revenue excluding NY	$22,415,292	$21,113,714	$1,301,578	6%

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

Cost of sales for the three months ended September 30, 2024, was $12,841,373, an increase of $1,363,616 compared to the three months ended September 30, 2023, of $11,477,757.

Gross profit for the three months ended September 30, 2024, was $12,323,970, representing a gross margin of 49%. This is compared to gross profit for the three months ended September 30, 2023, of $13,197,388 or a 53% gross margin. The decrease was primarily attributable to sales pricing compression in Minnesota and Maryland, and a greater mix of wholesale sales during the three months ended September 30, 2024, relative to the three months ended September 30, 2023.

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

Total expenses for the three months ended September 30, 2024, were $8,472,523 an increase of $1,146,629 compared to total expenses of $7,325,894 for the three months ended September 30, 2024. The increase in total expenses is primarily attributable to a increase in stock-based compensation expense driven by the issuance restricted stock unit and option grants during the three months ended September 30, 2024.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the three months ended September 30, 2024, was $3,851,447 a decrease of $2,020,047 compared to $5,871,494 for the three months ended September 30, 2023.

Total Other Expense

Total other expense for the three months ended September 30, 2024, was $6,392,805, a decrease of $1,227,715 compared to other expense of $7,620,520 for the three months ended September 30, 2023. This change is primarily attributable to increased other income driven by the increasing value of the warrants we hold in Grown Rogue.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2024, tax expense totaled $2,385,000 compared to tax expense of $3,480,000 for the three months ended September 30, 2023.

Nine months ended September 30, 2024, Compared to nine months ended September 30, 2023

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our fourteen dispensaries in three states and our wholesale sales to third parties in three states. For the nine months ended September 30, 2024, 81% of our revenue was generated from retail dispensaries and 19% from the wholesale business. For the nine months ended September 30, 2023, 84% of our revenue was generated from retail business and 16% from wholesale business.

For the nine months ended September 30, 2024, Minnesota operations contributed approximately 48% of revenues, New York contributed 11%, and Maryland contributed 41%. For the nine months ended September 30, 2023, Minnesota operations contributed approximately 54% of revenues, New York contributed 16%, New Mexico contributed 3%, and Maryland contributed 27%.

Revenue for the nine months ended September 30, 2024, was $74,360,905, an increase of $10,400,780 or 16% compared to revenue of $63,960,125 for the nine months ended September 30, 2023. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Retail revenue for the nine months ended September 30, 2024, was $60,159,246 an increase of $6,397,273 or 12% compared to retail revenue of $53,761,973 for the nine months ended September 30, 2023, primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by the decrease in New Mexico revenues, which was divested in June of 2023.

Wholesale revenue for the nine months ended September 30, 2024, was $14,201,659 an increase of $4,003,507 compared to wholesale revenue of $10,198,152 for the nine months ended September 30, 2023. The increase was primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023.

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Retail:
MN	$34,608,015	$33,989,289	$618,726	2%
NY	4,854,423	6,827,278	(1,972,855)	(29)%
NM	—	1,964,285	(1,964,285)	(100)%
MD	20,696,808	10,981,121	9,715,687	88%
Total Retail	$60,159,246	$53,761,973	$6,397,273	12%

Wholesale:
MD	$10,594,167	$6,553,361	$4,040,806	62%
NY	3,454,162	3,605,064	(150,902)	(4)%
NM	—	39,727	(39,727)	(100)%
MN	153,330	—	153,330	100%

Total Wholesale	$14,201,659	$10,198,152	$4,003,507	39%

Total Revenue	$74,360,905	$63,960,125	$10,400,780	16%

NY and NM	$(8,308,585)	$(12,396,627)	$4,088,042	(33)%
Total Revenue excluding NY and NM	$66,052,320	$51,563,498	$14,488,822	28%

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2024, was $36,241,865, an increase of $4,330,636 compared to the nine months ended September 30, 2023, of $31,911,229.

Gross profit for the nine months ended September 30, 2024, was $38,119,040, representing a gross margin of 51%. This is compared to gross profit for the nine months ended September 30, 2023, of $32,048,896 or a 50% gross margin. The lack of New Mexico operations, which carried a lower margin, in 2024 is the primary driver of the small increase in margin.

Total Expenses

Total expenses for the nine months ended September 30, 2024, were $23,714,126 a decrease of $3,136,814 compared to total expenses of $26,850,940 for the nine months ended September 30, 2023. The decrease in total expenses is primarily attributable to a decrease in salaries and wages and stock-based compensation expense.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the nine months ended September 30, 2024, was $14,404,914 an increase of $9,206,958 compared to $5,197,956 for the nine months ended September 30, 2023.

Total Other Expense

Total other expense for the nine months ended September 30, 2024, was $19,941,142, an increase of $513,805 compared to other expense of $19,427,337 for the nine months ended September 30, 2023. This change is primarily attributable to increased interest expenses.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2024, tax expense totaled $6,770,000 compared to tax expense of $6,734,871 for the nine months ended September 30, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(4,926,358)	$(5,229,026)	$(12,306,228)	$(20,964,252)
Interest expense, net	7,363,655	7,915,658	23,604,746	22,795,242
Income taxes	2,385,000	3,480,000	6,770,000	6,734,871
Depreciation & Amortization	256,326	279,963	762,864	875,949
Depreciation and amortization included in cost of sales	582,072	577,132	1,752,770	1,871,197
EBITDA (non-GAAP)	$5,660,695	$7,023,727	$20,584,152	$11,313,007

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

Credit Facility

During 2017, the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019, the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company repaid the note in full during the nine months ended September 30, 2024.

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the nine months ended September 30, 2024 and 2023.

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

On July 31, 2024, the Company executed a ninth amendment to the Company’s Credit Facility. The ninth amendment to the Credit Facility extends the maturity date on the credit facility loans to January 29, 2027, adjusts and extends the deadline with respect to the Company’s ongoing disposition of its New York operations through July 31, 2025, and amends certain financial measure definitions and covenants within the agreement. The Company issued 12,500,000 Subordinate Voting Shares to the lenders in consideration for the credit facility amendment. These 15,000,000 shares were valued at $5,387,500 using a fair value per share of $0.431 and considered a deferred financing cost.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2024, $5,089,311 (December 31, 2023 - $1,524,531) of deferred financing costs remain unamortized.

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

In connection with this financing, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants and other legal and administrative expenses amounting to $1,346,793 are treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of  September 30, 2024, $0 (December 31, 2023 - $1,083,697) of deferred financing costs remain unamortized.

On July 31, 2024, the holders voluntarily converted all outstanding convertible notes into 73,016,061 Subordinate Voting Shares of the Company.

Cash Used in Operating Activities

Net cash used in operating activities was $0.2 million for the nine months ended September 30, 2024, a decrease of $3.8 million as compared to $0.5 million for the nine months ended September 30, 2023. The increase is primarily attributed to less favorable changes in working capital, and reduced proceeds received from the Cares Employee Retention Credit in 2024 relative to 2023.

Cash Used in Investing Activities

Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2024, an increase of $2.2 million compared to net cash used in investing activities of $3.3 million for the nine months ended September 30, 2023. The increase is primarily attributable to increased property, plant, and equipment additions relative to the prior year.

Cash Used in Financing Activities

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2024, a change of $1.4 million as compared to $2.0 million provided by financing activities in the nine months ended September 30, 2023. The change was principally due to the issuance of convertible during the nine months ended September 30, 2024.

Lease Transactions

As of September 30, 2024, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, and New York.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of September 30, 2024, we operated 14 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2024	September 30, 2024	Total
2024	$560,981	$3,416,902	$3,977,883
2025	3,047,603	13,773,155	16,820,758
2026	2,727,346	14,183,661	16,911,007
2027	2,474,144	14,606,527	17,080,671
2028	2,254,049	15,042,128	17,296,177
Thereafter	7,824,515	218,572,918	226,397,433
Total minimum lease payments	$18,888,638	$279,595,291	$298,483,929
Less discount to net present value	(4,111,939)	(185,628,604)	(189,740,543)
Less liabilities held for sale	(2,837,202)	(85,599,819)	(88,437,021)
Present value of lease liability	$11,939,497	$8,366,868	$20,306,365

ADDITIONAL INFORMATION

Outstanding Share Data

As of November 11, 2024, we had 200,762,510 shares issued and outstanding, consisting of the following:

(a)  Subordinate Voting Shares

200,464,196 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All Subordinate Voting Shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

298,314 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of September 30, 2024, we had 31,440,328 employee stock options outstanding, 4,107,749 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 16,096,873 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported, there were no unregistered sales of equity securities or repurchase of equity securities occurred during the three months ended September 30, 2024.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Notice of Alteration, Notice of Articles and Certificate of Name Change dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 1, 2024)

3.2	Articles of Vireo Growth Inc. dated June 25, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed July 1, 2024)

10.78

Waiver and Ninth Amendment to Credit Agreement, dated as of July 31, 2024, by and among Vireo Growth Inc. and certain of its subsidiaries, the persons from time-to-time party thereto as guarnators, the lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agend and as collateral agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Interim Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIREO GROWTH INC. (Registrant)

Date: November 13, 2024	By:	/s/ Amber Shimpa
		Name:	Amber Shimpa
		Title:	Chief Executive Officer (principal executive officer)

Date: November 13, 2024	By:	/s/ Joseph Duxbury
		Name:	Joseph Duxbury
		Title:	Interim Chief Financial Officer (principal accounting and financial officer)