Form 10-K
period 2024-12-31
Vireo Growth Inc.
filed 2025-03-04
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of Subordinate Voting Shares and Multiple Voting Shares (based on as converted basis, based on the closing price of these shares on the OTCQX) on June 30, 2024, held by non-affiliates of the registrant was approximately $52,741,108.

As of February 28, 2025, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –339,336,633; and Multiple Voting Shares – 278,170.

VIREO GROWTH INC.

EXPLANATORY NOTE

Unless the context provides otherwise, references herein to “we,” “us,” “our,” “Company,” “Vireo” or “Vireo Growth” refer to Vireo Growth Inc. and its wholly-owned subsidiaries.

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

PART I

Item 1.Business

Background

Vireo Growth Inc. is a reporting issuer in Canada, with its securities listed for trading on the Canadian Securities Exchange (the “CSE”) under the symbol “VREO” and on the OTCQX under the symbol “VREOF”. Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in four limited-license medical and adult-use markets, Vireo Growth cultivates and manufactures cannabis products in environmentally friendly greenhouses and other facilities and distributes these products through our growing network of Green Goods™ and other Vireo Growth branded retail dispensaries, as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

As of March 4, 2025, Vireo Growth, through its subsidiaries, has licenses and operates in three states, consisting of Maryland, Minnesota, and New York. Additionally, the Company has non-operating assets and liabilities in Nevada and Massachusetts. As of March 4, 2025, we retail cannabis products in 14 dispensaries located across Maryland (2), Minnesota (8), and New York (4) and wholesales cannabis products, through third-party companies, in Maryland, Minnesota, and New York.

Our registered office is located at 1000 Cathedral Place, 925 West Georgia Street, Vancouver, British Columbia V6E 3L2. Our head office is located at 207 South Ninth Street, Minneapolis, Minnesota 55402.

History of the Company

Our business was established in 2014 as Minnesota Medical Solutions, LLC (“Minnesota Medical Solutions”),  and we received our first license in December 2014. The Company was incorporated under the Business Corporations Act (Alberta) on November 23, 2004 under the name “Initial Capital Inc.” On May 8, 2007, the Company changed its name to “Digifonica International Inc.” following the completion of a qualifying transaction. On December 9, 2013, the Company continued into British Columbia under the name of “Dominion Energy Inc.”, subsequently changed its name to "Dynamic Oil & Gas Exploration Inc." on June 30, 2014, and to "Darien Business Development Corp." on March 13, 2017. On March 18, 2019, the Company changed its name to "Vireo Health International, Inc." following the completion of a reverse takeover transaction (the "RTO") with Vireo Health, Inc. ("Vireo U.S.").

Vireo U.S. had previously acquired all the equity of Minnesota Medical Solutions, and Empire State Health Solutions, LLC in an equity interest swap transaction on January 1, 2018.

Pursuant to the RTO, on March 18, 2019, the Company acquired all the issued and outstanding shares of Vireo U.S. and, as a result, the former shareholders of Vireo U.S. acquired control of the Company, as they owned a majority of the outstanding shares of the Company, and continued on with our business.

On June 9, 2021, we changed our name to “Goodness Growth Holdings, Inc.” On June 25, 2024 we changed our name to “Vireo Growth Inc.”

Arrangement Agreement

We and Verano Holdings Inc. ("Verano") entered into an Arrangement Agreement dated January 31, 2022, later amended on June 22, 2022 (combined, the "Arrangement Agreement"). Pursuant to the Arrangement Agreement, Verano agreed, among other things, to acquire all of the outstanding shares of Vireo.

We received notice from Verano on October 13, 2022, of Verano's purported termination of the Arrangement Agreement. We believe that Verano has no factual or legal basis to justify or support its purported grounds for termination of the Arrangement Agreement, and on October 13, 2022, we commenced an action in the Supreme Court of British Columbia against Verano. See “Item 3. Legal Proceedings – Verano” and “Item 1A. Risk Factors — We are involved in litigation with Verano, the outcome of which is uncertain.”

Merger Agreements with Deep Roots, Proper and Wholesome and MOU with Bill’s Nursery

On December 18, 2024, we entered into Merger Agreements (as defined herein) with respect to a business combination with each of (i) Deep Roots Holdings, Inc., a Nevada corporation (“Deep Roots”) (the “Deep Roots Merger”); (ii) Proper Holdings Management, Inc. and NGH Investments, Inc., both Missouri corporations (together, “Proper”) (the “Proper Mergers”); and (iii) WholesomeCo, Inc., a Delaware corporation (“Wholesome”) (the “Wholesome Merger” and, collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers”). Each Merger is an all-share transaction whereby, at the closing of each applicable transaction, (i) a new wholly-owned subsidiary of the Company would merge with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company would merge with and into Wholesome, and (ii) the Proper entities would each merge with and into new wholly-owned subsidiaries of the Company. None of the Deep Roots Merger, the Proper Mergers or the Wholesome Merger is contingent on the completion of any of the other Mergers.

The consideration to be paid to acquire each of Deep Roots, Proper and Wholesome is based, in each case, in part on an estimated multiple of a 2024 “Reference EBITDA”, which is pro-forma for pending acquisitions as well as planned new retail openings and expansion projects, and a US$0.52 share reference price for the Company’s subordinate voting shares.

Pursuant to the Merger Agreements, former stockholders of each of Deep Roots, Proper and Wholesome may qualify for earnout payments made with the Company’s Subordinate Voting Shares following December 31, 2026, based on each target’s Adjusted EBITDA (as defined in the applicable Merger Agreement) growth compared to such target’s Reference EBITDA (at a 4x multiple), adjusted for incremental debt and certain other matters, respectively, and paid out using a share price for the Company’s subordinate voting shares of the higher of US$1.05 or the 20-day volume weighted average price of the Company’s Subordinate Voting Shares on the Canadian Securities Exchange, converted to United States Dollars based on the average exchange rate posted by the Bank of Canada as of the end of each trading day during such 20-day period, as reported by Bloomberg Finance L.P. (“VWAP”) as of December 31, 2026. Reference EBITDA for Deep Roots, Proper and Wholesome are US$31.0 million, US$31.0 million, and US$16.0 million, respectively. EBITDA growth is defined as the increase between Reference EBITDA and the higher of 2026 Adjusted EBITDA or trailing nine-month annualized Adjusted EBITDA as of December 31, 2026. In no event shall the number of earnout shares issued under each Merger Agreement exceed the number of shares issued as closing merger consideration in each Merger Agreement.

Each of the Merger Agreements provides for the clawback of up to 50% of the upfront merger consideration (excluding, in the case of Proper and Wholesome, the amounts attributable to Arches, as defined below) on December 31, 2026, if, in each case, (a) 2026 Adjusted EBITDA underperforms 96.5% of the Reference EBITDA, and (b) retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of December 31, 2026 is greater than US$1.05 per share. The amount of shares subject to a clawback would be equal to the Acquisition Multiple (as defined in each Merger Agreement) for each of Deep Roots, Proper and Wholesome, respectively, multiplied by the EBITDA shortfall, and subject to certain other adjustments set forth in the applicable Merger Agreement, divided by US$0.52 per share, not to exceed 50% of the upfront consideration.

In connection with the Wholesome Merger Agreement (as defined herein) and Proper Merger Agreement (as defined herein), the Company will include in the stock merger consideration calculation an amount equal to (i) US$11,860,800 for the stockholders of Wholesome and (ii) US$2,139,200 for the stockholders of Proper for all of the outstanding equity interests in Arches IP, Inc. (“Arches”) owned by Wholesome and Proper, respectively. Subject to the terms and conditions of the Wholesome Merger Agreement and the Proper Merger Agreement, each of Wholesome, Proper and Arches option holders are collectively entitled to earnout payments based on performance of Arches, based on the greater of US$37.5 million or 5x certain revenue percentages of Arches, with such revenue percentage amounts measured at the higher of trailing-twelve-month or nine-month annualized amounts as of December 31, 2026, paid out using a share price for the Company’s subordinate voting shares at the higher of US$1.05 or 20-day VWAP as of December 31, 2026.

In connection with each of the Merger Agreements, the Company will enter into an Investor Rights Agreement with the persons receiving the Company’s subordinate voting shares in the Mergers. Each Investor Rights Agreement will require the Company in certain circumstances to prepare and file with the SEC a registration statement covering the resale of the Company’s subordinate voting shares issued pursuant to the Merger Agreements, in each case following the expiration of the initial 12 month lock-up period following the closing of the transactions under each Merger Agreement. Each Investor Rights Agreement will also provide such persons with certain piggyback registration rights in certain circumstances.

The closing of each of the Mergers is subject to the closing conditions described below and contained in the Merger Agreements. The Company cannot predict the actual date on which the Mergers will be completed, or if the Mergers will be completed at all. Pursuant to rules adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a Schedule 14C information statement will be prepared by the Company and filed with the SEC and mailed to the shareholders of the Company relating to shareholder approval of the issuance of the Company’s Subordinate Voting Shares in the Mergers and any other approvals required under the rules of the Canadian Stock Exchange, which is expected to be obtained by written consent of the shareholders.

Deep Roots Merger Agreement

On December 18, 2024, the Company, Vireo DR Merger Sub Inc., a Nevada corporation (“DR Merger Sub”), Deep Roots and Shareholder Representative Services LLC, a Colorado limited liability company (“Shareholder Representative”) entered into an Agreement and Plan of Merger (the “Deep Roots Merger Agreement”), pursuant to which, following the closing of the Deep Roots Merger, the Company will issue a number of Subordinate Voting Shares in consideration for all of the issued and outstanding shares of Deep Roots equal to the amount of the Estimated Closing Merger Consideration (as defined in the Deep Roots Merger Agreement) divided by US$0.52, subject to a post-closing purchase price adjustment with respect to certain of the estimated items included in the Estimated Closing Merger Consideration. In general, the Estimated Closing Merger Consideration is based upon a multiple of the $31 million Reference EBITDA described above, adjusted for certain items as described in the definition of Closing Merger Consideration in the Deep Roots Merger Agreement, including cash, indebtedness, transaction expenses, working capital, and tax items. Subject to the terms and conditions of the Deep Roots Merger Agreement, at the closing, DR Merger Sub will merge with and into Deep Roots, with Deep Roots surviving as a wholly-owned subsidiary of the Company.

The Subordinate Voting Shares of the Company to be issued by the Company to the stockholders of Deep Roots pursuant to the Deep Roots Merger Agreement will be issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act.

The Deep Roots Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of Deep Roots’ businesses during the period between the execution of the Deep Roots Merger Agreement and the completion of the Deep Roots Merger, subject to certain exceptions.

The obligation of the parties to consummate the Deep Roots Merger is subject to a number of conditions, including but not limited to receipt of the approval of the Deep Roots Merger by holders of a majority of the outstanding shares of Deep Roots entitled to vote thereon, receipt of the approval of the Company’s shareholders as required by the Canadian Stock Exchange by (i) in the case of a shareholder meeting, a majority of the votes cast at such meeting or (ii) in the case of action by written consent of shareholders, by a majority of the outstanding voting power of shares of the Company, the closing of an equity investment in the Company in an aggregate amount at least equal to US$75 million, the appointment by the Board of Directors of the Company (the “Board”) of John Mazarakis as the Company’s Chief Executive Officer and Co-Executive Chairman, delivery of certain documents and agreements, the accuracy of the representations and warranties of the parties (subject to the materiality standards contained in the Deep Roots Merger Agreement), the receipt of certain regulatory consents and approvals (including under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and approval of the Canadian Stock Exchange), delivery of investor rights agreements and lock-up agreements, Deep Roots having a minimum amount of cash as of the closing, the absence of Deep Roots stockholders exercising appraisal rights, and the absence of a Material Adverse Effect or Parent Material Adverse Effect (as each such term is defined in the Deep Roots Merger Agreement).

Pursuant to the Deep Roots Merger Agreement, the stockholders of Deep Roots will at or prior to the closing enter into lock-up agreements with the Company providing that each such person, for a period of up to 33 months, may not, subject to customary exceptions, offer, issue, sell, transfer or otherwise dispose of the Company’s Subordinate Voting Shares issued as closing merger consideration without the prior written consent of the Company. The lock-up agreements provide that the Subordinate Voting Shares acquired by the stockholders of Deep Roots pursuant to the Deep Roots Merger Agreement as closing merger consideration are subject to a lock-up release schedule of 7.5% of shares 12-months post-closing of the Deep Roots Merger, 10% of shares 18-months and 21-months post-closing, 17.5% of shares 24-months post-closing, 15% of shares 27-months post-closing and 20% of shares 30-months and 33-months post-closing. In addition, all such Subordinate Voting Shares of the Company then held by such persons are subject to lock-up during the 6-month period ending December 31, 2026. In addition, any of the Company’s Subordinate Voting Shares issued in connection with the earnout payments described above would be subject to lock-up periods following issuance of such earnout shares, with a 20% release per quarter ending at 15 months post-issuance.

The Deep Roots Merger Agreement also contains customary indemnification obligations of the Company and Deep Roots, other obligations of the parties and termination provisions, under which, subject to certain conditions and in certain instances of termination, would require the Company or Deep Roots to pay a termination fee equal to US$6,376,240. The Deep Roots Merger Agreement also provides the parties with certain remedies, including the right to specific performance, in the event of a breach of obligations under the Deep Roots Merger Agreement.

The foregoing description of the Deep Roots Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Deep Roots Merger Agreement, which is included as Exhibit 2.2 to this Form 10-K and is incorporated herein by reference. A copy of the Deep Roots Merger Agreement has been included to provide shareholders with information regarding its terms and conditions and is not intended to provide any factual information about the Company or Deep Roots. The representations, warranties and covenants contained in the Deep Roots Merger Agreement have been made solely for the benefit of the parties to the Deep Roots Merger Agreement, and are not intended as statements of fact to be relied upon by the Company’s shareholders, but rather as a way of allocating the risk between the parties to the Deep Roots Merger Agreement in the event the statements therein prove to be inaccurate. Statements made in the Deep Roots Merger Agreement have been modified or qualified by certain confidential disclosures that were made between the parties in connection with the negotiation of the Deep Roots Merger Agreement, which disclosures are not reflected in the Deep Roots Merger Agreement attached hereto. Moreover, such statements may no longer be true as of a given date and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders. Accordingly, shareholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or Deep Roots. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Deep Roots Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.  Important information regarding certain risks associated with the Merger Agreements and Mergers are discussed under the heading “Item 1A. Risk Factors — Risks Related to the Mergers” of this Annual Report on Form 10-K.

Proper Merger Agreement

On December 18, 2024, the Company, Vireo PR Merger Sub Inc., a Missouri corporation (“PR Merger Sub”), Vireo PR Merger Sub II Inc., a Missouri corporation (“PR Merger Sub II”), Proper Holdings, LLC (“Proper Parent”), Proper and Shareholder Representative entered into an Agreement and Plan of Merger (the “Proper Merger Agreement”), pursuant to which, following the closing of the Proper Mergers, the Company will issue a number of Subordinate Voting Shares in consideration for all of the issued and outstanding shares of each of the Proper entities equal to the amount of the Estimated Closing Merger Consideration (as defined in the Proper Merger Agreement) divided by US$0.52, subject to a post-closing purchase price adjustment with respect to certain of the estimated items included in the Estimated Closing Merger Consideration. In general, the Estimated Closing Merger Consideration is based upon a multiple of the $31 million Reference EBITDA described above, adjusted for certain items as described in the definition of Closing Merger Consideration in the Proper Merger Agreement, including the amounts attributable to Arches as described above, cash, indebtedness, transaction expenses, working capital, and tax items. Subject to the terms and conditions of the Proper Merger Agreement, at the closing, NGH Investments, Inc. will merge with and into PR Merger Sub and Proper Holdings Management, Inc. will merge with and into PR Merger Sub II, with each of PR Merger Sub and PR Merger Sub II surviving as wholly-owned subsidiaries of the Company.

The Subordinate Voting Shares of the Company to be issued by the Company to Proper Parent as the stockholder of Proper pursuant to the Proper Merger Agreement will be issued in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act.

The Proper Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of Proper’s businesses during the period between the execution of the Proper Merger Agreement and the completion of the Proper Mergers, subject to certain exceptions.

The obligation of the parties to consummate the Proper Mergers is subject to a number of conditions, including but not limited to receipt of the approval of the Company’s shareholders a required by the Canadian Stock Exchange by (i) in the case of a shareholder meeting, a majority of the votes cast at such meeting or (ii) in the case of action by written consent of shareholders, by a majority of the outstanding voting power of shares of the Company, the closing of an equity investment in the Company in an aggregate amount at least equal to US$75 million, the appointment by the Board of John Mazarakis as the Company’s Chief Executive Officer and Co-Executive Chairman, the appointment by the Board of John Pennington as a director of the Company, the transfer of the CA Credit Agreement (as defined in the Proper Merger Agreement) to NGH Investments, Inc. and Proper Holdings Management, Inc., the completion of the Holdings Restructuring (as defined in the Proper Merger Agreement), delivery of certain documents and agreements, the accuracy of the representations and warranties of the parties (subject to the materiality standards contained in the Proper Merger Agreement), the receipt of certain regulatory consents and approvals (including under the HSR Act and approval of the Canadian Stock Exchange), delivery of an investor rights agreement and lock-up agreement, Proper having a minimum amount of cash as of the closing, and the absence of a Material Adverse Effect or Parent Material Adverse Effect (as each such term is defined in the Proper Merger Agreement).

Pursuant to the Proper Merger Agreement, Proper Parent will at or prior to the closing enter into a lock-up agreement with the Company (and each of the members or other transferees of Proper Parent who would ultimately receive any of the Company’s Subordinate Voting Shares from Proper Parent, prior to receipt of any such shares, would enter into a lock-up agreement with the Company) providing that each such person, for a period of up to 33 months, may not, subject to customary exceptions, offer, issue, sell, transfer or otherwise dispose of the Company’s Subordinate Voting Shares issued as closing merger consideration without the prior written consent of the Company. The lock-up agreements provide that the Subordinate Voting Shares acquired by Proper Parent and/or the members of Proper Parent pursuant to the Proper Merger Agreement as closing merger consideration are subject to a lock-up release schedule of 7.5% of shares 12-months post-closing of the Proper Mergers, 10% of shares 18-months and 21-months post-closing, 17.5% of shares 24-months post-closing, 15% of shares 27-months post-closing and 20% of shares 30-months and 33-months post-closing. In addition, all such Subordinate Voting Shares of the Company then held by such persons are subject to lock-up during the 6-month period ending December 31, 2026. In addition, any of the Company’s Subordinate Voting Shares issued in connection with the earnout payments described above would be subject to lock-up periods following issuance of such earnout shares, with a 20% release per quarter ending at 15 months post-issuance.

The Proper Merger Agreement also contains customary indemnification obligations of the Company or Proper, other obligations of the parties and termination provisions, under which, subject to certain conditions and in certain instances of termination, would require the Company or Proper to pay a termination fee equal to US$4,631,012. The Proper Merger Agreement also provides the parties with certain remedies, including the right to specific performance, in the event of a breach of obligations under the Proper Merger Agreement.

The foregoing description of the Proper Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Proper Merger Agreement, which is included as Exhibit 2.3 to this Annual Report on Form 10-K and is incorporated herein by reference. A copy of the Proper Merger Agreement has been included to provide shareholders with information regarding its terms and conditions, and is not intended to provide any factual information about the Company or Proper. The representations, warranties and covenants contained in the Proper Merger Agreement have been made solely for the benefit of the parties to the Proper Merger Agreement, and are not intended as statements of fact to be relied upon by the Company’s shareholders, but rather as a way of allocating the risk between the parties to the Proper Merger Agreement in the event the statements therein prove to be inaccurate. Statements made in the Proper Merger Agreement have been modified or qualified by certain confidential disclosures that were made between the parties in connection with the negotiation of the Proper Merger Agreement, which disclosures are not reflected in the Proper Merger Agreement attached hereto. Moreover, such statements may no longer be true as of a given date and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders. Accordingly, shareholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or Proper. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Proper Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

Wholesome Merger Agreement

On December 18, 2024, the Company, Vireo WH Merger Sub Inc., a Delaware corporation (“WH Merger Sub”), Wholesome and Shareholder Representative entered into an Agreement and Plan of Merger (the “Wholesome Merger Agreement” and, together with the Deep Roots Merger Agreement and the Proper Merger Agreement, the “Merger Agreements”), pursuant to which, following the closing of the Wholesome Merger, the Company will issue a number of Subordinate Voting Shares in consideration for all of the issued and outstanding shares of Wholesome equal to the amount of the Estimated Closing Merger Consideration (as defined in the Wholesome Merger Agreement) divided by US$0.52, subject to a post-closing purchase price adjustment with respect to certain of the estimated items included in the Estimated Closing Merger Consideration. In general, the Estimated Closing Merger Consideration is based upon a multiple of the $16 million Reference EBITDA described above, adjusted for certain items as described in the definition of Closing Merger Consideration in the Wholesome Merger Agreement, including the amounts attributable to Arches as described above, cash, indebtedness, transaction expenses, working capital, and tax items. Subject to the terms and conditions of the Wholesome Merger Agreement, at the closing, WH Merger Sub will merge with and into Wholesome, with Wholesome surviving as a wholly-owned subsidiary of the Company.

The Subordinate Voting Shares of the Company to be issued by the Company to the stockholders of Wholesome pursuant to the Wholesome Merger Agreement will be issued in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act.

The Wholesome Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of Wholesome’s businesses during the period between the execution of the Wholesome Merger Agreement and the completion of the Wholesome Merger, subject to certain exceptions.

The obligation of the parties to consummate the Wholesome Merger is subject to a number of conditions, including but not limited to receipt of the approval of the Wholesome Merger by holders of a majority of the outstanding shares of Wholesome entitled to vote thereon, receipt of that approval of the Company’s shareholders as required by the Canadian Stock Exchange by (i) in the case of a shareholder meeting, a majority of the votes cast at such meeting or (ii) in the case of action by written consent of shareholders, by a majority of the outstanding voting power of shares of the Company, the closing of an equity investment in the Company in an aggregate amount at least equal to US$75 million, the appointment by the Board of John Mazarakis as the Company’s Chief Executive Officer and Co-Executive Chairman, delivery of certain documents and agreements, the accuracy of the representations and warranties of the parties (subject to the materiality standards contained in the Wholesome Merger Agreement), the receipt of certain regulatory consents and approvals (including under the HSR Act and approval of the Canadian Stock Exchange), delivery of investor rights agreements and lock-up agreements, Wholesome having a minimum amount of cash as of the closing, the absence of Wholesome stockholders exercising appraisal rights, and the absence of a Material Adverse Effect or Parent Material Adverse Effect (as each such term is defined in the Wholesome Merger Agreement).

Pursuant to the Wholesome Merger Agreement, the stockholders of Wholesome will at or prior to the closing enter into lock-up agreements with the Company providing that each such person, for a period of up to 33 months, may not, subject to customary exceptions, offer, issue, sell, transfer or otherwise dispose of the Company’s Subordinate Voting Shares issued as closing merger consideration without the prior written consent of the Company. The lock-up agreements provide that the Subordinate Voting Shares acquired by the stockholders of Wholesome pursuant to the Wholesome Merger Agreement as closing merger consideration are subject to a lock-up release schedule of 7.5% of shares 12-months post-closing of the Wholesome Merger, 10% of shares 18-months and 21-months post-closing, 17.5% of shares 24-months post-closing, 15% of shares 27-months post-closing and 20% of shares 30-months and 33-months post-closing. In addition, all such Subordinate Voting Shares of the Company then held by such persons are subject to lock-up during the 6-month period ending December 31, 2026. In addition, any of the Company’s Subordinate Voting Shares issued in connection with the earnout payments described above would be subject to lock-up periods following issuance of such earnout shares, with a 20% release per quarter ending at 15 months post-issuance.

The Wholesome Merger Agreement also contains customary indemnification obligations of the Company or Wholesome, other obligations of the parties and termination provisions, under which, subject to certain conditions and in certain instances of termination, would require the Company or Wholesome to pay a termination fee equal to US$3,394,217. The Wholesome Merger Agreement also provides the parties with certain remedies, including the right to specific performance, in the event of a breach of obligations under the Wholesome Merger Agreement.

The foregoing description of the Wholesome Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Wholesome Merger Agreement, which is included as Exhibit 2.4 to this Annual Report on Form 10-K and is incorporated herein by reference. A copy of the Wholesome Merger Agreement has been included to provide shareholders with information regarding its terms and conditions, and is not intended to provide any factual information about the Company or Wholesome. The representations, warranties and covenants contained in the Wholesome Merger Agreement have been made solely for the benefit of the parties to the Wholesome Merger Agreement, and are not intended as statements of fact to be relied upon by the Company’s shareholders, but rather as a way of allocating the risk between the parties to the Wholesome Merger Agreement in the event the statements therein prove to be inaccurate. Statements made in the Wholesome Merger Agreement have been modified or qualified by certain confidential disclosures that were made between the parties in connection with the negotiation of the Wholesome Merger Agreement, which disclosures are not reflected in the Wholesome Merger Agreement attached hereto. Moreover, such statements may no longer be true as of a given date and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders. Accordingly, shareholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or Wholesome. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Wholesome Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

Memorandum of Understanding with Bill’s Nursery, Inc.

Effective as of December 18, 2024, the Company and Bill’s Nursery, Inc. (“Bill’s”) entered into a binding Memorandum of Understanding (the “MOU”). Subject to the terms and conditions of the MOU, the Company intends to negotiate and enter into an Agreement and Plan of Merger with Bill’s (the “Bill’s Merger Agreement”), pursuant to which a newly incorporated subsidiary of the Company would merge with and into Bill’s, with Bill’s surviving as a wholly-owned subsidiary of the Company (the “Proposed Transaction”). The principal terms of the MOU are as follows:

·the Company would issue 210,000,000 subordinate voting shares of the Company at a per-share value of US$0.52 per share in consideration of all of the issued and outstanding shares of Bill’s;

·the Bill’s Merger Agreement would be expected to provide (i) stockholders of Bill’s with an earn-out payment to be reasonably agreed upon between the Company and Bill’s, (ii) a clawback of up to 95,000,000 subordinate voting shares of the Company, subject to Bill’s performance during the fiscal year 2026 and (iii) customary covenants with respect to the operation of Bill’s and the Company from and after the closing of the Proposed Transaction;

·Bill’s and the Company will each be responsible for their respective costs, expenses and fees incurred in connection with the negotiation, preparation and execution of the Bill’s Merger Agreement and the completion of the Proposed Transaction;

·during the period commencing upon the full execution of the MOU and ending at 5:00 p.m., Eastern Standard Time, on February 23, 2025 (the “Exclusivity Period”), neither Bill’s nor its subsidiaries nor anyone acting on their respective behalf will engage in any efforts to, and will not knowingly, directly or indirectly, through any officer, employee, director, representative, parent, affiliate, broker, advisor or otherwise: (a) solicit, initiate or entertain the submission of inquiries, proposals or offers from any corporation, partnership, person or other entity, person or group relating to, directly or indirectly, (i) any acquisition or purchase of, or any debt, convertible debt, equity or profit sharing interest, voting rights or control rights in (A) Bill’s, (B) any of the Bill’s subsidiaries or controlled affiliates or (C) any operating company that has a management services agreement with Bill’s or any of its subsidiaries or controlled affiliates, or (ii) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, of any of the assets of Bill’s, its subsidiaries or controlled affiliates (other than sales of inventory on commercial terms in the ordinary course of business) (each an “Acquisition Proposal”); or (b) participate or engage in, in each case directly or indirectly, any negotiations or other discussions relating to any Acquisition Proposal; and

·on December 20, 2024, the Company paid to Bill’s an amount in cash equal to US$1 million and, in the event that the parties do not execute and deliver the Bill’s Merger Agreement by the end of the Exclusivity Period, Bill’s will pay to the Company an amount in cash equal to US$1.25 million within two business days of the end of such period. If the parties execute and deliver the Bill’s Merger Agreement, the US$1 million paid by the Company will be repaid by Bill’s in connection with the closing of the Proposed Transaction.

·On February 21, 2025, the Company entered into a letter agreement (the “Second Letter Agreement”) with Bill’s Nursery, Inc., whereby the parties confirmed that they have paused their negotiations concerning the Definitive Agreement, as defined in the MOU effective as of December 18, 2024 between the parties, and as such the exclusivity period has expired.  The parties also agreed in the Second Letter Agreement to amend the provision in Section 4 of the MOU providing that, in the case the parties do not execute and deliver a Definitive Agreement, that Bill’s Nursery, Inc. shall pay to the Company US$1.25 million within two business days.  The Second Letter Agreement amends Section 4 to provide that such payment shall be in the amount of US$1 million to be paid within 45 calendar days.  Except as so modified, the parties’ obligations under the MOU remain otherwise unchanged.

The foregoing description of the MOU is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the MOU, which is included as Exhibit 10.80 to this Annual Report on Form 10-K and the Letter Agreement dated January 23, 2025 between the Company and Bill’s, which is included as Exhibit 10.86 to this Annual Report on Form 10-K, both of which are incorporated herein by reference.

Description of the Business

Overview of the Company

Vireo is the holding company for Vireo U.S., a United States-based multi-state cannabis company that operates through its license-holding subsidiaries, with significant operations in three core markets: Maryland, Minnesota, and New York. In June 2023, we sold our operations in the New Mexico market, where we previously conducted business. We are committed to a science-focused approach to providing patients and adult-use customers with high-quality cannabis products. Our operations include cultivating cannabis in environmentally friendly environments, manufacturing pharmaceutical-grade cannabis extracts, and distributing our products through both Company-owned and third-party dispensaries. We currently serve thousands of customers each month.

All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which is referred to as medical cannabis or medical marijuana. In addition, all of the states in which we operate have adopted legislation to permit the use of cannabis products by adults ages 21 and older, which is referred to as recreational- or adult-use cannabis or recreational- or adult-use marijuana.

Our principal locations and type of operation are listed below:

Location	Nature and Status of Operations	Opened or Acquired
Hurlock, Maryland	Fully operational processing facility	Opened in 2018
Baltimore, Maryland	Fully operational dispensary facility	Acquired in 2021
Frederick, Maryland	Fully operational dispensary facility	Opened in 2021
Massey, Maryland	Fully operational cultivation facility	Opened in 2021
Holland, Massachusetts	Cultivation land purchased; pre-development	Acquired in 2019
Otsego, Minnesota	Fully operational cultivation and processing facility	Opened in 2015
Elk River, Minnesota	Cultivation and processing facility in development	In development
Minneapolis, Minnesota	Fully operational dispensary facility	Opened in 2015
Bloomington, Minnesota	Fully operational dispensary facility	Opened in 2016
Moorhead, Minnesota	Fully operational dispensary facility	Opened in 2015
Rochester, Minnesota	Fully operational dispensary facility	Opened in 2015
Hermantown, Minnesota	Fully operational dispensary facility	Opened in 2020
Blaine, Minnesota	Fully operational dispensary facility	Opened in 2020
Burnsville, Minnesota	Fully operational dispensary facility	Opened in 2020
Woodbury, Minnesota	Fully operational dispensary facility	Opened in 2020
Caliente, Nevada	Held for sale	Acquired in 2021
Johnstown, New York	Fully operational cultivation and processing facility	Opened in 2016
Colonie, New York	Fully operational dispensary facility	Opened in 2016
Elmhurst, New York	Fully operational dispensary facility	Opened in 2016
Johnson City, New York	Fully operational dispensary facility	Opened in 2016
White Plains, New York	Fully operational dispensary facility	Opened in 2016

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

As described further below, United States federal law now bifurcates the legality of “hemp” (defined as any part of the Cannabis sativa L plant —including any seeds, derivatives, extracts, cannabinoids, isomers, acids, salts and salts of isomers thereof, whether growing or not —with a tetrahydrocannabinol (“THC”) concentration of less than 0.3% on a dry weight basis) from “marihuana” (also commonly known as “marijuana”). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”

To date, in the United States, medical cannabis has been legalized in 40 states and the District of Columbia, while 24 states and the District of Columbia have approved cannabis for recreational use by adults (also known as “adult-use”).

We strive to meet best-in-class health, safety and quality standards relating to the growth, production and sale of cannabis medicines, and consumer products. Our offerings include cannabis flower, cannabis oil, cannabis topicals, orally ingestible tablets and capsules, and vaporizer pens and cartridges.

We are a vertically integrated cannabis company that operates from “seed-to-sale.” We have three business lines:

i.	Cultivation: We grow cannabis in outdoor, indoor and greenhouse facilities. Our expertise in growing enables us to produce award-winning and proprietary strains in a cost-effective manner. We sell our products in company-owned or -managed dispensaries and to third parties where lawful.
ii.	Production: We convert cannabis biomass into formulated oil using a variety of extraction techniques. Some of this oil is used to produce consumer products such as vaporizer cartridges and edibles, and some is sold to third parties in jurisdictions where this practice is lawful.
iii.	Retail Dispensaries: We operate retail dispensaries that sell proprietary and, where lawful, third-party cannabis products to retail customers and patients.

Cultivation Facilities

We have rights to operate cultivation facilities in three states. Although pricing pressure for dried flower in several mature cannabis markets has led some operators to eschew cultivation, in certain markets the transition from medical-only to adult-use cannabis has increased wholesale market prices significantly. We believe that our cultivation operations provide certain other benefits, including:

i.	Low Cost: We continually seek ways to optimize our growing processes and minimize expenses. By having control over our own cultivation, we can reduce input costs and maximize margins. We believe that production at scale is critical to drive down unit cost.
ii.	Product Availability: Control over our cultivation facilities allows us to monitor and update the product mix in our dispensaries to meet evolving demand, particularly regarding strain selection and diversity.
iii.	Quality Assurance: Quality and safety are critically important to us and our customers. Controlling our growing processes greatly reduces the risk of plant contamination or infestation, and we believe that consistently high-quality products can demand higher retail prices.

Our focus on quality, potency, strain diversity and scalable production is vital because we believe that the wholesale market for cannabis plant material will become increasingly price-competitive over time as more companies enter this industry segment. We believe that manufacturers and retailers that source high-quality, low-cost plant material will have a significant advantage in the medium and long term.

Cultivation

We have rights to operate cultivation facilities in three states. Although pricing pressure for dried flower in several mature cannabis markets has led some operators to eschew cultivation, in certain markets the transition from medical-only to adult-use cannabis has increased wholesale market prices significantly. We believe that our cultivation operations provide certain other benefits, including:

iv.	Low Cost: We continually seek ways to optimize our growing processes and minimize expenses. By having control over our own cultivation, we can reduce input costs and maximize margins. We believe that production at scale is critical to drive down unit cost.
v.	Product Availability: Control over our cultivation facilities allows us to monitor and update the product mix in our dispensaries to meet evolving demand, particularly regarding strain selection and diversity.
vi.	Quality Assurance: Quality and safety are critically important to us and our customers. Controlling our growing processes greatly reduces the risk of plant contamination or infestation, and we believe that consistently high-quality products can demand higher retail prices.

Our focus on quality, potency, strain diversity and scalable production is vital because we believe that the wholesale market for cannabis plant material will become increasingly price-competitive over time as more companies enter this industry segment. We believe that manufacturers and retailers that source high-quality, low-cost plant material will have a significant advantage in the medium and long term.

Cultivation and Production Facilities

Except for our bifurcated cultivation-only and production-only facilities in Maryland, we operate combined cultivation and production facilities. Each cultivation and production facility focuses primarily on the development of cannabis products and dried cannabis plant material for medical and other consumer use, as well as the research and development of new strains of cannabis. At all our facilities, we focus on consumer safety and maintaining strict quality control. The methods we employ result in consistent production of high-quality products and minimize product recalls and complaints from patients and adult-use customers.

Our cultivation business line operates year-round, although operations and sales trends in select markets exhibit seasonal fluctuations. In some regions, outdoor cultivation opportunities arise seasonally, and sales may be impacted during summer and winter months. Additionally, promotional activity often increases around specific industry events and holidays, including April 20, July 10 and Green Wednesday (the Wednesday before Thanksgiving).

We operate the following cultivation and production facilities as of the close of business on March 4, 2025:

Maryland:	• • •

We operate one cultivation facility of approximately 110,000 square feet total, with 42,814 square feet of greenhouse flowering canopy, and one production facility of approximately 30,000 square feet.

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

Minnesota	•	Currently operate one cultivation and production facility of approximately 90,000 square feet total, with 38,400s square feet of greenhouse flowering canopy.
	•	Additional 110,000 square foot operation with 30,000 square feet of indoor flowering canopy is under construction and intended primarily to support the adult-use market when adult-use sales commence.
	•	We have a large number of customers; our results of operations and financial results in Minnesota are not dependent upon sales to one or a few major customers.
New York	•

Currently operate approximately 160,000 square feet of cultivation and production space total, with 13,280 square feet of operational indoor flowering canopy. An additional 29,040 square feet of indoor flowering canopy is under construction and intended primarily to support the adult-use market.

	•	We purchase a modest portion of our manufactured products inventory from several other registered organizations.
	•	We have a large number of customers; our results of operations and financial results in New York are not dependent upon sales to one or a few major customers.

Manufacturing

We manufacture, assemble, and package cannabis finished goods across a variety of product segments:

i.	Inhalable: flower and trim; dabbable concentrates (e.g., hash, rosin, temple balls); distillate pre-filled vaporizer pens and cartridges; pre-rolls; and distillate syringes.
ii.	Ingestible: edibles; tablets; softgels; oral solutions; oral sprays; tinctures; and lozenges.
iii.	Topicals: balms and topical bars.

We have wholesale operations in Maryland, Minnesota, and New York. Manufactured products are sold to third parties, where allowed, and are also distributed to Company-owned and operated retail dispensaries.

Supply Chain

We are vertically integrated in the markets in which we operate. In the normal course of our business, we purchase input materials and components used in the cultivation, processing, manufacture, and distribution of our products. No individual supplier represents a significant portion of our purchases or poses a material risk to our operations.

Principal Products or Services

Our brands include:

●	Vireo Spectrum™ brand pre-filled distillate vaporizer pre-rolls, flower, pens and cartridges, syringes, bulk oil, edibles, softgels, tablets, oral solutions, oral spray, topical bars, and topical balms;

●	Vireo Selects™ brand distillate and live terpene vaporizer pens, disposable vaprozier pens, and syringes
●	1937™ brand distillate and live terpene vaporizer pens and cartridges, disposable vaporizer pens, flower and trim, and dabbable concentrates;
●	Boundary Waters™ pre-roll products, RSO Gummies, Half Gram Vapes, disposable vaporizer pens, and hemp derived beverages;
●	Hi-Color™ edibles;
●	Kings and Queens™ concentrates, including live and cured resin badder, budder, sugar, and sauce; and Infused Pre-rolls and Live Resin Pre-filled Vaporizer Cartridges
●	Simple™ brand distillate vaporizer cartridges, disposable vaporizer cartidges, and flower
●	Dr. Westwater™ Topical Balms
●	Small A$$ Bud™ flower
●	Hi*AF™ distillate vaporizer disposable pens and pre-filled cartridges and hemp derived beverages
●	Various other flower and trim brands.

The following table shows which principal manufactured products we currently sell at our dispensaries in our various markets:

Market	Principal Products
Maryland

1937 Vape Cartridges; 1937 Disposable Vape Pens, 1937 Concentrates; 1937 Pre-Rolls; 1937 Pre-Pack Flower; 1937 Bulk Flower; 1937 Bulk Trim; Hi-Color™ edibles; 1937 RSO Syringes, Kings and Queens™ concentrates, Hi-Roller Infused Pre-Roll Kits, infused pre-rolls, and vape cartridges; Small A$$ Buds bulk flower, Hi*AF™ distillate vaporizer disposable pens and pre-filled cartridges

Minnesota

Vireo Selects Vape Cartridges and Syringes, Vireo Spectrum Vapes, Vireo Spectrum Flower and Pre-Rolls, Boundary Waters Pre-Rolls, Vireo Spectrum Capsules; Vireo Spectrum Tincture; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Syringe/Bulk Oil; Vireo Spectrum Tablet; Vireo Spectrum Topical Balm; Vireo Spectrum Topical Bar, Simple Vape Cartridges and Bulk Flower, Dr. Westwater Topical Balms, Boundary Waters RSO Gummies, Boundary Waters Vapes, Boundary Waters Flower, Boundary Waters Hemp Derived Beverages, Hi*AF Hemp Derived Beverages, HiTide Hemp Derived Beverages, HiCOLOR Hemp Derived Edibles, Limited Salad Flower, Vireo Spectrum Edibles.

New York

Vireo Selects Vape Cartridges, Vireo Spectrum Vape Cartridges; Hi-Color™ edibles, Vireo Spectrum Syringes/Bulk Oil; Vireo Spectrum Softgel; Moonlight Softgel; Vireo Spectrum Oral Solution; Vireo Spectrum Oral Spray; Vireo Spectrum Balm; Vireo Spectrum Flower; Vireo Spectrum Pre-Rolls, Simple Vape Cartridges,  Simple 14g/28g Small Bud Flower, Hi*AF Vape Cartridges, Hi*AF Disposable Vape Pens, 1937 Indoor Flower.

Retail Strategy

We have invested substantial resources in developing customer-friendly store designs and floorplans. In 2020, we began constructing new dispensaries using a modern layout and refreshed color scheme tied to the Green Goods™ trademark, and we have also been converting existing dispensaries to this new theme.

Members of our management team have experience in real estate development, which has enabled us to secure premium locations for some of our dispensaries. We typically target locations with high foot traffic, good visibility, and proximity to densely populated residential areas. We also elevate factors such as location characteristics, vehicular traffic, local demographics, and competitor proximity when selecting retail locations.

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

Employees and Human Capital Resources

As of February 15, 2025 we had 520 employees, 419 of whom were full time employees. Certain of our employees in Maryland, Minnesota and New York are represented by local offices of the United Food and Commercial Workers International Union (“UFCW”). The collective bargaining agreements with the employees in these states expire as follows:

State	Agreement Expiration
Maryland	October 31, 2024
Minnesota	November 22, 2026
New York (Security)	October 31, 2024
New York (non-drivers)	October 31, 2024
New York (drivers)	December 31, 2024

Our collective bargaining agreements in New York and Maryland have expired and negotiations are in progress. We anticipate a resolution and consider our overall relationships with our employees, UFCW, and Local 811 to be positive.

Our human capital objectives focus on attracting, developing, retaining, and engaging a talented workforce. Our compensation program is designed to be competitive and aligned with both individual and company performance. We are committed to fostering a collaborative and results-driven culture that supports the execution of our strategic goals.

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

We have successfully registered the trademarks Vireo Health®, Green Goods®, and 1937® with the USPTO.

Competitive Conditions and Position

Historically, Vireo U.S. won licenses in competitive, merit-based selection processes through wholly-owned subsidiary applicants. We pursued opportunities in limited license markets with higher barriers to entry presenting an opportunity for higher returns or the development of strategic opportunities.

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

See “Item 1A. Risk Factors — Risks Related to our Business Operations — We face intense competition in a new and rapidly growing industry by other licensed companies with more experience and financial resources than we have and by unlicensed and unregulated participants.”

Regulation of Cannabis in the United States

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we operate through our subsidiaries.

Federal Regulation

We currently directly derives a substantial portion of our revenues from the cannabis industry in certain U.S. states, which industry is illegal under U.S. Federal Law. As of December 31, 2024, the Company is directly involved (through licensed subsidiaries) in both the medical and adult-use cannabis industry in the states of New York, Minnesota, and Maryland as permitted within such states under applicable state law.

U.S. federal law, however, continues to prohibit cannabis activities. The U.S. Supreme Court has ruled that Congress has the constitutional authority to enact the existing federal prohibition on cannabis. The federal government regulates drugs under the Controlled Substances Act, which places controlled substances—including marijuana—in specific schedules. Marijuana is classified as a Schedule I drug, meaning it is defined as a substance with a high potential for abuse, no currently accepted medical use in treatment in the U.S., and a lack of accepted safety for use under medical supervision. With limited exceptions, such as Epidiolex (a pharmaceutical derived from the cannabis extract cannabidiol (“CBD”)), and certain drugs incorporating synthetically derived cannabinoids (i.e., Marinol, Syndros, and Cesamet), the U.S. Food and Drug Administration (“FDA”) has not approved marijuana as a safe and effective drug for any indication. Moreover, under the Agriculture Improvement Act of 2018 (commonly referred to as the 2018 Farm Bill), marijuana remains a Schedule I controlled substance under the Controlled Substances Act, with the exception of hemp and extracts derived from hemp.

State laws regulating cannabis are in direct conflict with the Controlled Substances Act. Although certain states and territories of the U.S. authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal; any such acts are criminal acts under federal law under the Controlled Substances Act. While our activities comply with applicable state and local laws, strict adherence to those laws does not absolve the Company of liability under federal law nor provide a defense against federal enforcement actions.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not restrict the applicability of such laws within their jurisdictions. Unless and until the Congress amends the Controlled Substances Act with respect to cannabis—of which the timing and scope are uncertain—there is a risk that federal authorities may enforce current federal law. We continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. Although our operations are in material compliance with all applicable state laws, regulations and licensing requirements, they remain subject to federal law. If the Department of Justice (the “DOJ”) were to aggressively pursue debt or equity owners of cannabis-related business and if U.S. Attorneys acted accodingly, the Company could face: (i) seizure of its cash and other assets used to support, or derived from, its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the Controlled Substances Act for aiding, abetting, and conspiring to violate the Controlled Substances Act by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis. Additionally, as affirmed by U.S. Customs and Border Protection, non-citizen employees, directors, officers, managers, and investors in cannabis-related businesses face the risk of being barred from entry into the U.S. for life.

U.S. Department of Justice and Attorney General Memorandums

In August 2013, then-Deputy Attorney General James Cole authored a memorandum (the “Cole Memorandum”) addressed to all United States district attorneys acknowledging that, notwithstanding the designation of cannabis as a controlled substance, several states had enacted laws relating to cannabis for medical purposes.

The Cole Memorandum outlined DOJ enforcement priorities, noting that in jurisdictions with robust regulatory and enforcement systems, conduct in compliance with state laws was less likely to trigger federal prosecution. However, the memorandum did not provide specific guidelines for what constituted sufficient regulatory oversight. Rather, DOJ provided eight enforcement priorities which, if implicated, justified federal intervention in state-legal cannabis activities. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant priorities related to cannabis (for example, preventing the distribution of cannabis to minors, and preventing revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels).

In March 2017, then-Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the Cole Memorandum had merit. However, on January 4, 2018, Mr. Sessions issued a memorandum rescinding and superseding the Cole Memorandum effective immediately (the “Sessions Memorandum”). The Sessions Memorandum stated, in part, that current law reflects Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. Consequently, federal prosecutors now have broad discretion in pursuing cannabis-related prosecutions, even where state laws permit such activities. The ongoing conflict between federal and state laws represents a significant risk factor for the Company.

As an industry best practice, despite the rescission of the Cole Memorandum, we continue to:

●	Ensure that the operations of our subsidiaries and business partners comply with all licensing requirements set forth with regards to cannabis operations by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of our operations with all applicable regulations.
●	The activities relating to cannabis businesses adhere to the scope of the licensing obtained for such businesses. For example, in the states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of cannabis.We only work through licensed operators, which must pass a range of requirements, adhere to strict business practice standards, and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs, and cartels.
●	We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

●	Our subsidiaries have implemented inventory-tracking systems and necessary procedures to ensure that inventory is effectively tracked, and the diversion of cannabis and cannabis products is prevented.

The risk of federal enforcement and other risks associated with the Company’s business are described under “Item 1A. Risk Factors — Risks Related to the Regulatory System and Business Environment for Cannabis.”

Regulation of the Cannabis Market at State and Local Levels

Below is a summary overview of the licensing and regulatory framework in the states where Vireo or our subsidiaries are currently operating.

Maryland

Maryland Regulatory Landscape

Maryland first enacted legal protections for medical cannabis patients in 2003, creating an affirmative defense for patients charged with possession of less than one ounce of cannabis. In 2013, lawmakers expanded the affirmative defense to protect cannabis caregivers, authorized the use of marijuana for investigational medical purposes, and established the Natalie M. LaPrade Medical Marijuana Commission (“MMCC”) to develop, approve and monitor cannabis academic study programs.

In 2014, legislation was enacted to establish a state-regulated medical cannabis program and expand the MMCC’s regulatory authority; the law was signed in April 2014, and the program became operational on December 1, 2017. The market is divided into three primary classes of licenses: dispensary, cultivation, and processing. Pre-approvals for medical cannabis dispensary license were issued to 102 dispensaries from a pool of over 800 applicants, while 15 processing licenses were awarded from 124 applicants and 15 cultivation licenses from 145 applicants.

The medical cannabis program was designed to allow access to medical cannabis for patients with qualifying medical conditions, including chronic pain, nausea, seizures, glaucoma, and post-traumatic stress disorder (PTSD).

MaryMed LLC, an indirect wholly-owned subsidiary of Vireo, was awarded a vertically integrated medical marijuana license in 2016.

In April 2018, Maryland lawmakers agreed to expand the state’s medical cannabis industry by adding another 20 licenses —7 for cultivation and 13 for processing. Permitted products for sale and consumption include oil-based formulations, dry flower, edibles, and other concentrates.

Maryland voters approved a referendum to legalize adult-use cannabis on November 8, 2022. In May 2023, the Maryland General Assembly repealed the MMCC's authorization under the Cannabis Reform Act of 2023, and the MMCC’s functions were transferred to the newly established Maryland Cannabis Administration (the “MCA”). Adult-use legalization went into effect on July 1, 2023.

Licenses in Maryland

As of March 4, 2025, we operate two (2) medical and adult-use dispensaries, a cultivation license, and a processor license in the State of Maryland. The Company also manages two (2) medical and adult-use dispensaries pursuant to management agreements with licensees.

Maryland Licenses and Regulations

Maryland licenses are valid for five years after required fees are paid and provided that the business remains in good standing. Renewal requests are typically communicated through email from the MCA and include a renewal form.

Maryland Reporting Requirements

The State of Maryland uses Marijuana Enforcement Tracking Regulation and Compliance system (METRC) as the state’s computerized track and trace (“T&T”) system for seed-to-sale. Individual licensees, whether directly or through third-party integration systems, are required to transmit data to the state to meet all reporting requirements. We use a third-party application for our computerized seed to sale software, which integrates with the state’s METRC program and captures the required data points for cultivation, manufacturing and retail as required under Maryland law.

Minnesota

Minnesota Regulatory Landscape

Minnesota legalized medical marijuana on May 29, 2014, when Governor Mark Dayton signed the Minnesota Medical Cannabis Act into law. The state’s medical program officially launched on July 1, 2015, allowing registered patients to access cannabis products from state-approved dispensaries to treat a set of nine qualifying medical conditions, which has since been expanded to 15. The program was regulated and administered by the Minnesota Department of Health, which oversaw all cultivation, production, and distribution facilities. The state authorized only two vertically integrated medical cannabis manufacturer licenses—LeafLine Labs and Minnesota Medical Solutions. Initially, each manufacturer was permitted up to four distribution facilities across the state; Minnesota now allows a manufacturer to operate eight distribution facilities, which may include the manufacturer’s single location for cultivation, manufacturing, packaging, and processing, although including that location is not required.

Medical cannabis was initially provided to patients in several forms, including dried cannabis, liquid formulations, pills, and topical (lotions, balms, and patches); it was also delivered via vaporized delivery methods that did not require the use of dried leaves, as well as in water-soluble cannabinoid multi-particulates (e.g., granules, powders, and sprinkles) and orally dissolvable products (e.g., lozenges, gums, mints, buccal tablets, and sublingual tablets).

Minnesota has implemented a process for monitoring and evaluating the health impacts of medical cannabis on patients which will be used to help patients and health professionals grow their understanding of the benefits, risks, and side effects of medical cannabis.

On May 30, 2023, the Governor of Minnesota signed into law House File No. 100 ("H.F. 100") of the 2022 Session, Chapter 63, a bill of an act relating to adult-use cannabis. As a result, many marijuana reform laws went into effect August 1, 2023, including adult use legalization, rescheduling under Minnesota's Controlled Substance Act, allowing 21 years of age or older to possess or transport two ounces or less of adult-use cannabis, or eight grams or less of adult-use cannabis concentrate, edible cannabis products or lower-potency hemp edibles infused with a combined total of 800 milligrams or less of tetrahydrocannabinol, and legalizing home grow of up to four mature plants per residence. On July 1, 2024, pursuant to H.F. 100, the powers and duties of the Minnesota Department of Health with respect to the medical cannabis program were transferred to the Minnesota Office of Cannabis Management.

The adult-use cannabis program is expected to commence in 2025.

Licenses and Permits in Minnesota

Today, Vireo Health of Minnesota, LLC  (“Vireo Minnesota”) (f/k/a Minnesota Medical Solutions and an indirect wholly-owned subsidiary of Vireo) is one of two licensed medical cannabis manufacturers and is responsible for cultivating, processing, and dispensing medical cannabis to registered patients through its eight medical marijuana dispensaries in the state.

Our manufacturer license was awarded in 2015 through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific expertise helped us develop a competitive advantage in the marketplace.

Vireo Minnesota holds one vertically-integrated medical cannabis license to operate one cultivation and production facility in Otsego, MN and eight retail medical cannabis dispensaries in the state of Minnesota, located in Blaine, Bloomington, Burnsville, Hermantown, Rochester, Minneapolis, Moorhead, and Woodbury.

Minnesota Licenses and Regulations

We currently operate eight retail dispensaries and one cultivation and production facility of approximately 90,000 square feet. Recent changes to the state’s qualifying conditions for medical cannabis patients have contributed to increases in patient enrollment.

Minnesota state licenses are renewed every two years. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no material violations are noted, the Company expects to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls are designed to mitigate the risk of any material violations, there is no assurance that our license will be renewed in a timely manner. Any unexpected delays or costs in the renewal process could materially and adversely affect our operations and financial results.

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

New York

New York Regulatory Landscape

In 2014, the New York State Senate passed legislation to fully legalize medical marijuana, leading to the establishment of the Medical Cannabis Program. The Compassionate Care Act was signed into law on July 5, 2014. In July 2015, Vireo Health of New York LLC (f/k/a Empire State Health Solutions LLC) (“Vireo New York”), an indirect wholly-owned subsidiary of Vireo, secured one of the five available medical cannabis licenses (known as a registered organization) in the state, enabling the company to cultivate, process, and dispense medical cannabis products to registered patients.

In January 2022, the law was expanded to remove a previous list of qualifying conditions, allowing patients to use medical cannabis for any condition that could be treated with it as recommended by their doctor. The Marihuana Regulation & Taxation Act was signed into law on March 31, 2021, legalizing adult-use cannabis in New York State. MRTA established the OCM, governed by a Cannabis Control Board to comprehensively regulate adult-use, medical, and hemp cannabis. The OCM released its final rules and regulations governing the adult-use industry in September 2023, and has begun to issue licenses.

Physicians, nurse practitioners, and physician assistants must complete a New York State Department of Health (“NYSDOH”)–approved course (either a two-hour or four-hour program, as applicable) and register with the NYSDOH Medical Marijuana Program to certify patients for medical cannabis.

Before issuing a certification, practitioners are required to consult the New York State Prescription Monitoring Program Registry to review the patient’s controlled substance history. Once a patient is certified, they are automatically registered and provided with a registry identification number—which, along with a government-issued photo ID, enables them to purchase medical cannabis at licensed dispensaries.

Furthermore, certified patients may designate up to five caregivers to assist with the acquisition, transportation, and administration of medical cannabis products. These designated caregivers must also register with the NYSDOH to obtain their own registry identification.

There are ten registered organizations, each holding a vertically integrated license permitting the cultivation, manufacture, transport, distribution, and dispensation of medical cannabis. Registered organizations may only manufacture medical cannabis products in forms approved by the Office of Cannabis Management (the “OCM”). Approved forms currently include whole flower, metered liquid or oil preparations, solid and semisolid preparations (e.g., capsules, chewable and effervescent tablets, lozenges), oral sprays, oral powders, metered ground plant preparations, and transdermal patches.

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

Licenses and Permits in New York

In New York, we were one of the original five registered organizations, placing second in the initial selection process, and are currently one of ten registered organizations (vertically integrated medical cannabis licensees) in the state.

On July 11, 2024, Vireo New York was issued a registered organization non-dispensing license, authorizing the company to operate a medical and adult-use cultivation/manufacturing facility and up to four medical marijuana dispensaries. All licenses are, as of the date hereof, active with the State of New York. The licenses are independently issued for each approved activity for use at our facilities in New York.

Today, through our subsidiary Vireo Health New York, we hold one of ten vertically integrated cannabis licenses. We currently have a cultivation and processing facility in Johnstown, NY and four dispensaries throughout the State in New York City (Queens County), Binghamton, White Plains and Albany. We also operate a home-delivery service based out of our Queens dispensary.

Our New York cultivation and processing facility is approximately 21 acres and compromised of 13,650 square foot of indoor cultivation space, 38,304 square feet of greenhouse cultivation space, and 7,350 square feet of laboratory and processing space. The facility has been in continuous production and sale of cannabis since January 2016. In addition, on an adjacent parcel to the existing facility, we have approximately 30,000 square feet of operational cultivation and processing space, and approximately 45,000 square feet of incremental cultivation and processing facility under construction, all of which is housed inside a building exceeding 300,000 square feet.

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

New York registered organization licenses expire two years after the date of issuance. An application to renew must be filed with the Department not more than six months nor less than four months prior to the expiration thereof. Registration fees are $200,000 and are refundable if the applicant is not granted a renewal registration.

New York Reporting Requirements

The state of New York uses BIOTRACKTHC© as the state’s cultivation and production computerized T&T system. Leaf Logix by Dutchie is used as state’s point of sale T&T system. Individual licensees are required to push data to the state to meet all reporting requirements.

Compliance with Environmental Laws

Expenditures for compliance with federal, state, and local environmental laws and regulations have remained consistent year-over-year and are not material to our financial results. We comply with all applicable environmental regulations and properly dispose of all toxic and hazardous substances used in our operations.

Compliance with Cannabis Regulations

The Company is classified as having “direct” involvement in the U.S. marijuana industry and is in material compliance with applicable licensing requirements and the regulatory frameworks enacted by each state in which we operate. We are not subject to any material citations or notices of violation that could adversely impact our licenses, business activities, or operations.

Compliance Program and Oversight

Under the oversight of our Outside General Counsel, our legal and compliance team develops, maintains, and implements our comprehensive compliance program. In addition to our Outside General Counsel, we engage state-specific regulatory compliance counsel and other legal specialists as needed. Our team is responsible for training cultivation, production, and dispensary managers, employees, department leaders, and other designated persons on state and local laws and regulations. The team also monitors all compliance notifications from regulators and inspectors and leads efforts to promptly resolve any identified issues. We maintain detailed records of all notifications received and document the resolution of each issue.

Inventory Management and Auditing

We have established comprehensive standard operating procedures that detail instructions for receiving inventory shipments, tracking inventory, maintaining records, and retaining records related to inventory. These procedures also outline the steps for performing inventory reconciliation and ensuring the accuracy of our inventory tracking systems.
We maintain accurate inventory records at all licensed facilities and conduct audits of our cannabis and cannabis product inventories as required by law and/or regulations to detect any potential diversion. In addition to scheduled audits, our security and staff perform unscheduled, unannounced audits to prevent complacency. Adherence to our standard operating procedures is mandatory, ensuring compliance with all applicable state and local laws, regulations, ordinances, licenses, and other requirements. We conduct internal inspections to verify adherence and resolve any issues quickly and thoroughly.

See “Item 1. Business — Regulation of Cannabis in the United States — U.S. Department of Justice and Attorney General Memorandums” for discussion on guidance for enforcement agencies and the DOJ with respect to cannabis.

As an industry best practice and in accordance with prior guidance, we continue to:

●	Ensure Licensing Compliance. We ensure that the operations of our subsidiaries and business partners comply with all licensing requirements imposed by applicable state, county, municipal, town, township, borough, and other local authorities. To achieve this, we retain experienced legal counsel to perform due diligence and verify compliance with all applicable regulations.
●	Adhere to Licensed Scope. We strictly confine our cannabis-related activities to the scope of the licenses obtained. For example, in states where only medical cannabis is permitted, our products are sold exclusively to patients who possess the required documentation. In states permitting adult-use cannabis, we intend to sell products only to individuals who meet the requisite age requirements.
●	Maintain Strict Regulatory Oversight. We implement compliant business practices and rigorous regulatory oversight to ensure that no revenue is directed to criminal enterprises, gangs, or cartels.
●	Conduct Product Reviews. We regularly review product packaging and labeling to ensure that all products comply with applicable regulations and include the necessary disclaimers regarding product contents. This helps prevent adverse public health consequences and impaired driving..

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are materially compliant with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. For the reasons described above and the risks further described in Risk Factors below, there are significant risks associated with our business. Readers are strongly encouraged to carefully read all the risk factors contained in “Item 1A. Risk Factors,” below.

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
●There can be no assurance that all of the conditions precedent to closing of each, or any of, the Merger Agreements will be satisfied.
●The required regulatory approvals may not be obtained or, if obtained, may not be obtained on a favorable basis.
●There can be no assurance that each or any of the Merger Agreements will not be terminated by the Company or the applicable target in certain circumstances.
●The uncertainty surrounding the Mergers could negatively impact Vireo's current and future operations, financial condition and prospects.
●The Company and the Merger targets may not integrate successfully.
●It may be challenging for the resulting Company after completion of the Mergers to service the additional indebtedness incurred.
●The Company’s shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, a combined company following the completion of the Mergers as compared to their current ownership and voting interests.We intend to issue subordinate voting shares as consideration in the Merger Transactions, which may dilute your interest in our shares and affect the trading price of our subordinate voting shares.
●Our shareholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with the Mergers.
●The Mergers will cause dilution to the combined company, which may negatively affect the market price of subordinate voting shares of the combined company.
●The stockholders of Deep Roots, the stockholders of Wholesome, and Proper and the Proper equityholders and other subsequent recipients of subordinate voting shares from Proper pursuant to the Proper Merger Agreement, have agreed or will agree to indemnify the Company for certain damages arising from certain of the representations, warranties, covenants, and agreements of Deep Roots, Wholesome, and Proper, respectively, in each case as set forth in the Merger Agreements. However, there can be no assurance that these indemnities will be sufficient to make the Company whole for the full amount of such damages, or that such indemnifying parties’ ability to satisfy their respective indemnification obligation will not be impaired in the future.
●If the Mergers do not close, the Company will not benefit from the expenses incurred in their pursuit.
●The Company’s ability to use net operating loss carryforwards and other tax attributes may be limited as a result of the Mergers, if approved and effected.
●We incurred net losses in fiscal years 2024 and 2023, and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.
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
●Our inability to attract and retain key personnel could materially, adversely affect our business.
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
●The market price for the Subordinate Voting Shares may continue to be volatile.
●An investor may face liquidity risks with an investment in our Subordinate Voting Shares.
●We do not intend to pay dividends on our Subordinate Voting Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.
●We are subject to Canadian and United States tax on our worldwide income.
●Changes in tax laws may affect the Company and holders of Subordinate Voting Shares.

The following are certain risk factors relating to our business. These risks and uncertainties are not the only onesthe Company faces. Additional risks and uncertainties not presently known to us, or currently deemed immaterial by us, may also impair our operations. If any such risks occur, our shareholders could lose all or part of their investment and our business, financial condition, liquidity, results of operations, and prospects could be materially, adversely affected and our ability to implement our growth plans could be adversely affected. Our shareholders should carefully evaluate the following risk factors associated with the Subordinate Voting Shares.

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

For discussion on the differences between federal- and state-level law, treatment, enforcement and other matters, See “Item 1. Business — Regulation of Cannabis in the United States”, generally and “— U.S. Department of Justice and Attorney General Memorandums” thereunder for discussion on guidance for enforcement agencies and the DOJ with respect to cannabis.

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

See “Item 1. Business — Regulation of Cannabis in the United States — U.S. Department of Justice and Attorney General Memorandums” for discussion on guidance for enforcement agencies and the DOJ with respect to cannabis.

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

On October 21, 2022, the Company commenced an action in the Supreme Court of British Columbia against Verano arising out of Verano’s repudiation of the Arrangement Agreement, which Vireo believes was wrongful. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance. On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. On May 2, 2024, the Company filed an application with the Supreme Court of British Columbia for summary determination, seeking substantial damages in the amount of $860.9 million, as well as costs and legal fees. See “Item 3. Legal Proceedings — Verano” for additional information.

Due to uncertainties inherent in litigation, it is not possible for Vireo to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded to either party. In addition, the costs of prosecuting the Company’s claims and defending against the claims made by Verano could be material.

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

Because our contracts involve marijuana and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts, including the Merger Agreements.

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

The Company filed amended tax returns for periods ending December 31, 2020 through December 31, 2022 to reflect the position that cannabis activities are not subject to Code Section 280E. Additionally, the Company’s reporting of its United States federal net operating loss carryforward amount and state net operating loss carryforward amount on its Consolidated Financial Statements as of December 31, 2023 and 2024 assumes that such position will be respected by the IRS. Please see “Note 21, Income Taxes” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of such position and the Company’s net operating losses. There can be no assurance that the IRS will not challenge such position or that a U.S. court would not sustain such a challenge. If the IRS successfully challenged such position, certain of the Company’s tax deductions and credits may be disallowed, thereby reducing the Company’s reporting United States federal net operating loss carryforward amount and state net operating loss carryforward amount.

Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act could result in additional taxes or costs to the Company.

The Company applied for and received an ERC under the CARES Act. Please see “Note 21, Income Taxes” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Company’s receipt of the ERC. In July 2023, the IRS stated its intention to shift its focus to review ERC claims for compliance concerns, including intensifying audit work. The Company’s eligibility to receive the ERC remains subject to audit by the IRS. If the IRS audits the Company during the applicable statute of limitations period and finds that the Company was not eligible to receive some or all of the ERC, the Company would be required to return some or all of the ERC to the IRS, with any applicable interest and penalties.

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

Risks Related to the Mergers

There can be no assurance that all of the conditions precedent to closing of each, or any of, the Mergers will be satisfied.

The completion of each Merger is subject to a number of conditions precedent, some of which are outside of our control, including receipt of the Final Order, receipt of the requisite target shareholder approvals and receipt of the required regulatory approvals. In addition, the completion of each Merger is conditional on, among other things, no material adverse effect having occurred or having been disclosed to the public (if previously undisclosed to the public) in respect of the other party. There can be no certainty, nor can we provide any assurance, that all conditions precedent to each, or any of, the Mergers will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Merger may not be completed. If the Mergers are not completed, the market price of our Shares may be adversely affected.

The required regulatory approvals may not be obtained or, if obtained, may not be obtained on a favorable basis.

To complete each of the Mergers, each of the Company and the applicable target must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities. The required regulatory approvals have not been obtained yet. The regulatory approval processes may take a lengthy period of time to complete, which could delay completion of any or all of the Mergers. If obtained, the required regulatory approvals may be conditioned, with the conditions imposed by the applicable governmental entity not being acceptable to either the Company or the applicable target, or, if acceptable, not being on terms that are favorable to the resulting company. There can be no assurance as to the outcome of the regulatory approval processes, including the undertakings and conditions that may be required for approval or whether the required regulatory approvals will be obtained. If not obtained, or if obtained on terms that are not satisfactory to either the Company or the applicable target, any or all of the Mergers may not be completed.

There can be no assurance that each or any of the Merger Agreements will not be terminated by the Company or the applicable target in certain circumstances.

Each of the Company and each applicable target has the right, in certain circumstances, to terminate the applicable Merger Agreement. Accordingly, there can be no certainty, nor can we provide any assurance that each or any of the Merger Agreements will not be terminated by either of the Company or the applicable target prior to the completion of the applicable Merger. Any termination will result in the failure to realize the expected benefits of the Arrangement in respect of the operations and business of the Company. In certain instances, termination of the applicable Merger Agreement by an applicable target may require the Company to pay a termination fee (of $6,376,240 for Deep Roots, $3,394,217 for Wholesome, and $4,631,012 for Proper) to the applicable target.

The uncertainty surrounding the Mergers could negatively impact Vireo's current and future operations, financial condition and prospects.

As the Mergers are dependent upon receipt, among other things, of the required regulatory approvals and satisfaction of certain other conditions, each Merger's completion is uncertain. If each or any of the Mergers are not completed for any reason, there are risks that the announcement of the Mergers and the dedication of Vireo's resources to the completion thereof could have a negative impact on its relationships with its stakeholders and could negatively impact current and future operations, financial condition and prospects of Vireo. In addition, Vireo has, and will continue to, incur significant transaction expenses in connection with the Mergers, regardless of whether each or any of the Mergers are completed.

The Company and the Merger targets may not integrate successfully.

The Company and each of the Merger targets intend to integrate their respective operations together. However, operational and strategic decisions and staffing decisions have not yet been made. As a result, the Mergers will present challenges to management, including the integration of management structures, operations, information technology and accounting systems and personnel of the multiple companies (some, all or none of which may ultimately complete), and special risks, including possible unanticipated liabilities, unanticipated costs, diversion of management’s attention and the loss of key employees or customers. These decisions and the integration of Vireo's and the Merger targets’ operations may present challenges to management, including the integration of systems and personnel, and special risks, including possible unanticipated liabilities, unanticipated costs, and the loss of key employees.

The ability to realize the benefits of each, or any of, the Mergers may depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on the resulting Company’s ability to realize the anticipated growth opportunities and synergies, efficiencies and cost savings from integrating Vireo's and the Merger targets’ businesses following completion of each, or any of, the Mergers. The performance of the Company after completion of the Mergers could be adversely affected if the Company cannot retain key employees to assist in the ongoing operations. As a result of these factors, it is possible that the cost reductions and synergies expected will not be realized.

The difficulties that management of the Company encounters in the transition and integration processes could have an adverse effect on the revenues, level of expenses and operating results of the Company. The amount and timing of the synergies the parties hope to realize may not occur as planned. As a result of these factors, it is possible that any anticipated benefits from the Mergers will not be realized.

It may be challenging for the resulting Company after completion of the Mergers to service the additional indebtedness incurred.

Upon consummation of the applicable Merger, the Company will assume or become liable for certain indebtedness of the applicable Merger targets. In order to service such indebtedness, the Company after completion of the Mergers may be required to draw down or incur additional indebtedness under its credit facilities or other sources of debt financing. The additional indebtedness will increase the interest payable by the Company from time to time until such amounts are repaid, which will represent an increase in the Company’s cost and a potential reduction in its income. In addition, the Company may need to find additional sources of financing to repay this amount when it becomes due, which could have an adverse effect on the Company.

The Company’s shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, a combined company following the completion of the Mergers as compared to their current ownership and voting interests.

After the completion of the Mergers, the current shareholders of Vireo will own a smaller percentage of the combined company than their ownership prior to the transactions. Thus, our existing stockholders bear the risk of the Mergers and the resulting share issuance diluting their stock holdings, and reducing their respective interests in the Company.

We intend to issue subordinate voting shares as consideration in the Merger Transactions, which may dilute your interest in our shares and affect the trading price of our subordinate voting shares.

We intend to issue subordinate voting shares as consideration in the Merger Transactions, which may dilute your interest in our share capital or result in a decrease in the market price of our subordinate voting shares. Each of the Merger Agreements also provides that additional subordinate voting shares may be issuable in connection with each of the Mergers through various earn-out mechanisms set forth in each of the Merger Agreements, and the subordinate voting shares issuable pursuant to such earn-out mechanisms may further dilute your interest in our share capital or result in a decrease in the market price of our subordinate voting shares.

Our shareholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with the Mergers.

If the Company is unable to realize the full strategic and financial benefits currently anticipated from the Mergers, our shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Mergers.

The Mergers will cause dilution to the combined company, which may negatively affect the market price of subordinate voting shares of the combined company.

In connection with the completion of the Mergers, we expect to issue approximately 764 million subordinate voting shares exclusive of any warrants or options that are expected to be issued. The issuance of these new subordinate voting shares could have the effect of depressing the market price of the subordinate voting shares of the combined company.

The Deep Roots stockholders, the Wholesome stockholders, and Proper and the Proper equityholders and other subsequent recipients of Subordinate Voting Shares from Proper pursuant to the Proper Merger Agreement, have agreed or will agree to indemnify the Company for certain damages arising from certain of the representations, warranties, covenants, and agreements of Deep Roots, Wholesome, and Proper, respectively, in each case as set forth in the Merger Agreements. However, there can be no assurance that these indemnities will be sufficient to make the Company whole for the full amount of such damages, or that such indemnifying parties’ ability to satisfy their respective indemnification obligation will not be impaired in the future.

Pursuant to each of the Merger Agreements and the documents, agreements, and instruments to be prepared, executed, and delivered in connection with the Merger Agreements, the Deep Roots stockholders, the Wholesome stockholders, and Proper and the Proper equityholders and other subsequent recipients of Subordinate Voting Shares from Proper pursuant to the Proper Merger Agreement (collectively with Proper, the “Proper Share Recipients”), agreed or will agree to indemnify the Company against damages incurred or suffered by the Company in connection with certain matters, including any inaccuracy in or breach of the representations and warranties made by, or any breach, violation, or non-fulfillment of any covenant, agreement, or obligation to be performed by, each of Deep Roots, Wholesome, and Proper and certain of its subsidiaries, respectively, subject to certain per-claim and overall deductibles. However, the liabilities of such indemnifying parties in respect of any such indemnification obligations are subject to a deductible of $637,624 and a maximum liability cap of $12,752,480 with respect to the Deep Roots stockholders as set forth in the Deep Roots Merger Agreement, $339,422 and a maximum liability cap of $6,788,433 with respect to the Wholesome stockholders as set forth in the Wholesome Merger Agreement, and $463,101 and a maximum liability cap of $9,262,024 with respect to the Proper Share Recipients as set forth in the Proper Merger Agreement, in each case for any inaccuracy in or breach of the representations and warranties made by each of Deep Roots, Wholesome, and Proper, respectively, other than certain fundamental representations. The maximum liability of each stockholder of Deep Roots, each stockholder of Wholesome, and each Proper Share Recipient, is further limited to the pro rata share of the merger consideration that such stockholder or Proper Share Recipient receives under the appliable Merger Agreement, with certain limited exceptions including fraud, intentional misrepresentation, or intentional misconduct. Therefore, there can be no assurance that the indemnities set forth in the Merger Agreements will be sufficient to protect the Company against the full amount of such damages incurred by the Company. Moreover, even if the Company ultimately succeeds in recovering any such indemnifiable amounts under the Merger Agreements, the Company may be temporarily required to bear these losses.  Each of these risks could negatively affect the Company’s business, financial condition, results of operations or cash flows.

The fairness opinion obtained by the Board from Moelis & Company LLC will not reflect changes, circumstances, developments or events that have occurred or may occur after the date of the opinion, including the fact that certain of the Mergers may not be consummated.

Moelis & Company LLC, the Board’s financial advisor, in connection with the Mergers, has delivered to the Board a written opinion, dated December 17, 2024, that as of such date and based upon and subject to the assumptions made, procedures followed, matters considered and other limitations set forth in the opinion, the consideration to be paid by the Company to Deep Roots, Wholesome, the Proper Companies and Bill’s, pursuant to the Merger Agreements with respect to Deep Roots, Wholesome, the Proper Companies and with respect to a Memorandum of Understanding with respect to Bill’s was fair, from a financial point of view, to Vireo.

The Board has not obtained an updated fairness opinion as of the date of this Information Statement from Moelis & Company LLC, and the Board does not expect to request or receive an updated fairness opinion prior to the completion of the Mergers.

Moelis & Company LLC’s opinion does not reflect changes, circumstances, developments or events that have occurred, or that may occur, after the date of the opinion, including the fact that certain of the Mergers may not be consummated, regulatory or legal changes, changes in the operations and prospects of the Company or Deep Roots, Wholesome or the Proper Companies, general market and economic conditions and other factors, each of which may be beyond the control of the Company, Deep Roots, Wholesome, or the Proper Companies. As of February 23, 2025, the Company had not entered into a definitive merger agreement with Bill’s Nursery and the exclusivity period under the Memorandum of Understanding with Bill’s Nursey had expired. The conclusions reached by Moelis & Company LLC in its fairness opinion may have been materially different without the inclusion of Bill’s Nursery. Moelis & Company LLC’s opinion does not speak as of the time any of the Mergers will be completed or as of any date other than the date of the opinion. The Board does not anticipate asking Moelis & Company LLC to update its opinion, and Moelis & Company LLC has no obligation or responsibility to update, revise or reaffirm its opinion.

If the Mergers do not close, the Company will not benefit from the expenses incurred in their pursuit.

There is no assurance that any of the Mergers will be completed. If one or more of the Mergers are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Mergers, much of which will be incurred even if one or more of the Mergers are not completed.

The Company’s ability to use net operating loss carryforwards and other tax attributes may be limited as a result of the Mergers, if approved and effected.

The Company has incurred taxable losses during its history. To the extent that the Company continues to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards and state NOL carryforwards of $28,100,000 and $39,000,000, respectively. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company’s ability to utilize its NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes in connection with the Mergers, if approved and effected, or other transactions. Similar rules may apply under state tax laws. If the Company earns taxable income, such limitations could result in increased future income tax liability to the Company, and the Company’s future cash flows could be adversely affected.

Risks Related to our Business and Operations

We incurred net losses in fiscal years 2024 and 2023 and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses, under U.S. generally accepted accounting principles, of $28,007,509 and $25,547,089 for the fiscal years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an aggregate accumulated deficit of $231,435,561. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and augmenting such cash flows using external resources to satisfy our cash needs, and there is no assurance that we will be able to achieve such cash flows.

We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

We will need additional capital to sustain our operations and will likely seek further financing. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised. To date, our operations and expansion of our business have been funded primarily from cash-flow from operations as substantially supplemented by the proceeds of debt and equity financings and the sale of our former subsidiaries. We expect to require substantial additional capital in the future primarily to fund working capital requirements of our business, including operational expenses, planned capital expenditures including the focused development and growth of cultivation and dispensary facilities, debt service and acquisitions.

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

As of December 31, 2024, we had $72,200,424 in aggregate principal indebtedness (refer to “Note 14, Long-Term Debt” and “Note 15, Convertible Debt” to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

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

Loss of our key management and other personnel, or an inability to attract new management and other personnel, could negatively impact our business, financial condition and results of operations.

We depend on our senior executive officers and other key personnel to operate our businesses, develop new products and technologies and service our customers. The loss of any of these key personnel could adversely affect our operations. On December 17, 2024, John Mazarakis was appointed Chief Executive Officer and Co-Executive Chairman of the Company and Tyson Macdonald was appointed Chief Financial Officer.  Any significant leadership change or senior management transition involves inherent risks, and any failure to successfully transition key roles could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives and be disruptive to our business.

Competition is intense for qualified personnel and the loss of them or an inability to attract, retain and motivate additional highly skilled personnel required for the operation and expansion of our business could hinder our ability to successfully conduct our business, which could have a material adverse effect on our business, financial condition and results of operations.

Our Chief Executive Officer presently has control over key decision making as a result of his control of a majority of our voting stock and exercises significant voting power.

Our CEO, John Mazarakis, has approximately a 29% ownership interest in Chicago Atlantic Group, LP.  Chicago Atlantic Group, LP and its affiliates control approximately 35% of the Company’s subordinate voting shares.  While Mr. Mazarakis does not have the ability to solely direct the investment and voting decisions of Chicago Atlantic Group, LP, he does have substantial influence over these decisions by the entity. As a result, through his influence, Mr. Mazarakis has the ability to substantially control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our subordinate voting shares due to the limited voting power of such shares. In addition, Mr. Mazarakis has the ability to control the management and major strategic decisions of our Company as a result of his position as our CEO and his ability to influence the election or replacement of our directors.

The concentration of ownership of our subordinate voting shares among our existing executive officers, directors, and principal shareholders may prevent new investors from influencing significant corporate decisions and matters submitted to shareholders for approval.

As of the filing date of this Form 10-K, our executive officers, directors, and current beneficial owners of 5% or more of our capital stock and their respective affiliates will, in the aggregate, beneficially own 46% of our outstanding subordinate voting shares on an as converted basis, based on 339,336,633 subordinate voting shares and 278,170 multiple voting shares outstanding. As a result, these persons, acting together, would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors, any merger, consolidation, or sale of all or substantially all of our assets, or other significant corporate transactions. In addition, these persons, acting together, may have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our subordinate voting shares by:

●	delaying, deferring, or preventing a change in control;
●	entrenching our management and/or the board of directors;
●	impeding a merger, consolidation, takeover, or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, some of these persons or entities may have interests different than yours.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2021, which was remediated as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was primarily attributable to the misapplication of GAAP accounting guidance surrounding the treatment of warrants issued with a Canadian dollar denominated exercise price.  Management updated its control procedures over the accounting for infrequent and unusual transactions during the year ended December 31, 2022. More specifically, management added a process step to consult with external GAAP accounting experts when a new significant, infrequent, or unusual transaction occurs. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. Moreover, we cannot be certain that we will not in the future have additional material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems we have developed to date may not be adequate.

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

The market price for the Subordinate Voting Shares has historically been volatile, with relatively few shares traded on most trading days. Because a significant portion of our operations have been and may continue to be financed through the sale of equity securities, a decline in the price or trading volume of our Subordinate Voting Shares could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a material, adverse effect on our business plan and operations, including our ability to operationalize existing licenses and complete planned capital expenditures. If the price or trading volume of our Subordinate Voting Shares materially declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue to operate all of our current businesses, or at all.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Cybersecurity risk management and strategy

The Company integrates risk management into its overall cybersecurity strategy and has implemented processes designed to identify, assess, prioritize, and manage risks to protect data, intellectual property, and information assets. As part of our risk governance and management, the Company has developed procedures to identify and evaluate risks, measure them against predefined criteria, devise and execute strategies to mitigate identified risks, continuously monitor and review risk profiles, and communicate risks to management and relevant stakeholders. Addressing cybersecurity risks involves a comprehensive approach that encompasses both internal assessments and external information sources. For instance, the Company engages in security assessments conducted by internal and external experts to ensure compliance with security policies and industry frameworks; and vulnerability assessments to discover vulnerabilities in networks, systems and applications. The Company has strategically reduced its hardware footprint by eliminating on-premise datacenters and moving IT infrastructure into cloud-hosted and Software as a Service (SaaS) providers. As a result, the Company believes it is streamlined and agile to respond quickly to market fluctuations and changes in the industry. Additionally, the Company leverages cloud-hosted and SaaS providers that offer Service Level Agreements (SLAs) and adhere to compliance and regulatory requirements for the industry. We oversee third-party service providers by conducting vendor diligence upon onboarding and additional monitoring. Vendors are assessed for risk based on the nature of their services, access to data and systems and supply chain risk. The Company performs ongoing risk assessments that evaluate IT systems and assess the likelihood of occurrence, estimate potential impact, and plan for remediation.

Cybersecurity Governance

Cybersecurity risk management is overseen by the Company’s Vice President of Information Technology and Security who is supported by full-time information security staff. These individuals have experience across industries that, among other things, develops and distributes information security policies, standards and procedures; engages in employee cybersecurity training; implements security controls; assesses security risk and compliance posture; monitors and responds to security events; and executes security testing and assessments The Vice President of Information Technology and Security advises the executive team on the development and implementation of the information security program.

The Company incorporates learning from its cybersecurity risk management process into its overall cybersecurity program. To date, the Company has not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our efforts, we cannot provide assurance that we will not be materially affected in the future by cybersecurity risks or any future material incidents. For more information, see “Item 1A. Risk Factors — We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches”.

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

Item 2.Properties

The following tables set forth our principal physical properties.

Material Properties
Type	Location	Leased / Owned
Processing	MaryMed, LLC (100 Enterprise Drive Hurlock, Maryland 21643)	Leased

Cultivation	MaryMed, LLC (12418 Massey Road Massey, Maryland 21650)	Owned

Cultivation	Vireo Health of Minnesota, LLC (10700 165th Avenue NW Elk River, Minnesota 55330)	Leased with Purchase Option

Cultivation and Processing	Vireo Health of Minnesota, LLC (8740 77th Street NE Otsego, Minnesota 55362)	Leased

Cultivation and Processing	Vireo Health of New York, LLC (Tryon Industrial Park 256 County Route 117 Perth, New York 12010)	Leased

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

Minnesota Lease

IIP-MN 1 LLC (“Minnesota Landlord”) and Minnesota Medical Solutions (predecessor to Vireo Health of Minnesota, LLC) entered into a lease agreement on November 8, 2017 that was set to expire on November 8, 2032 (“MN Lease Agreement”). Concurrent with the execution of the lease, Minnesota Landlord closed on a purchase of real property and improvements on the property located at 8740 77th Street Northeast, Ostego, Minnesota on October 6, 2017. The monthly base rent for the first 12 months of the term of the MN Lease Agreement was $50,000, with $300,000 to be paid in security deposit. The foregoing description is qualified in its entirety by reference to the MN Lease Agreement, which is included as Exhibit 10.19 hereto and incorporated by reference herein.

Pursuant to the First Amendment to the MN Lease Agreement (“1st Amendment to the MN Lease Agreement”), dated December 7, 2018, the term of the MN Lease Agreement was extended to December 7, 2033 and Minnesota Medical Solutions was permitted to make improvements at a cost to Minnesota Landlord not to exceed $2,988,000 rather than $988,000 as initially detailed in the MN Lease Agreement. In addition, the monthly base rent was increased to $77,625 and the security deposit was increased to $450,000. The foregoing description is qualified in its entirety by reference to the 1st Amendment to the MN Lease Agreement, which is included as Exhibit 10.15 hereto and incorporated by reference herein.

Pursuant to the Second Amendment to the MN Lease Agreement (“2nd Amendment to the MN Lease Agreement”), dated September 25, 2019, the term of the MN Lease Agreement was extended to December 7, 2038 and Minnesota Medical Solutions was permitted to make improvements at a cost to Minnesota Landlord not to exceed $5,588,000 rather than $2,988,000 as detailed in the 1st Amendment to the MN Lease Agreement, and the monthly base rent was increased to $111,262. The foregoing description is qualified in its entirety by reference to the 2nd Amendment to the MN Lease Agreement, which is included as Exhibit 10.16 hereto and incorporated by reference herein.

Pursuant to the Third Amendment to the MN Lease Agreement (“3rd Amendment to the MN Lease Agreement”), dated February 18, 2020, Minnesota Medical Solutions was permitted to make improvements at a cost to Minnesota Landlord not to exceed $5,638,183 rather than $2,988,000 as detailed in the 2nd Amendment to the MN Lease Agreement. The foregoing description is qualified in its entirety by reference to the 3rd Amendment to the MN Lease Agreement, which is included as Exhibit 10.17 hereto and incorporated by reference herein.

Pursuant to the Fourth Amendment to the MN Lease Agreement (“4th Amendment to the MN Lease Agreement”), dated April 10, 2020, Minnesota Medical Solutions was permitted to make improvements at a cost to Minnesota Landlord not to exceed $6,698,183 rather than $5,638,183 as detailed in the 3rd Amendment to the MN Lease Agreement, and the term of the MN Lease Agreement was extended to April 9, 2040. In addition, the monthly base rent was increased to $129,350. The security deposit will be reduced to $225,000 on November 8, 2023 and the security deposit will be further reduced to $112,500 on November 8, 2026. The foregoing description is qualified in its entirety by reference to the 4th Amendment to the MN Lease Agreement, which is included as Exhibit 10.18 hereto and incorporated by reference herein.

Pursuant to the Fifth Amendment to the MN Lease Agreement (“5th Amendment to the MN Lease Agreement”), dated February 24, 2023, a default by any affiliate of Vireo Health of Minnesota, LLC (f/k/a Minnesota Medical Solutions), under another lease with the Minnesota Landlord or any affiliate of the Minnesota Landlord, beyond any applicable notice and cure periods, constitutes a default under the MN Lease Agreement, as amended. The forgoing description is qualified in its entirety by reference to the 5th Amendment to the MN Lease Agreement, which is included as Exhibit 10.43 hereto and incorporated by reference.

On February 22, 2024, the Vireo Minnesota executed a lease for cannabis cultivation and manufacturing facilities in Elk River, Minnesota. Per the terms of the lease the landlord agreed to provide the Company with $2,000,000 of tenant improvement allowances. Rent will not commence until January 1, 2025, at which time monthly base rent will be $82,500. Starting January 1, 2025, the Company has the option to purchase the property. The initial purchase price is $13,000,000 increasing by 3% at the start of each calendar year until the option expires on December 31, 2028. The lease expires on December 31, 2034.

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

Pursuant to the Fifth Amendment to the NY Lease Agreement (“5th Amendment to NY Lease Agreement”), dated October 27, 2023, (1) the tenant improvement allowance was increased to a cost not to exceed $67,435,000, instead of $53,435,000 as initially outlined in the Third Amendment to the NY Lease Agreement. In addition, the monthly base rent was increased by an additional $210,000, (2) the existing security deposit was used to pay liens against the property. (3) Vireo Health of New York, LLC agreed to restore the used security deposit over a twelve month period beginning February 1, 2024, and (4) a default by any affiliate of Vireo Health of New York, LLC, under another lease with the New York Landlord or any affiliate of the New York Landlord, beyond any applicable notice and cure periods, constitutes a default under the NY Lease Agreement, as amended. The forgoing description is qualified in its entirety by reference to the 4th Amendment to the NY Lease Agreement, which is included as Exhibit 10.44 hereto and incorporated by reference.

Item 3.Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, other than as described below, is expected to have a material, adverse effect on our results of operations or financial condition.

Verano

On January 31, 2022, the Company entered into the Arrangement Agreement with Verano, pursuant to which Verano was to acquire all of the issued and outstanding shares of Vireo pursuant to a Plan of Arrangement. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, holders of Vireo Shares would receive 0.22652 of a Verano Subordinate Voting Share, subject to adjustment as described below, for each Subordinate Voting Share held, and 22.652 Verano Subordinate Voting Shares for each Multiple Voting Share and Super Voting Share held, immediately prior to the effective time of the Arrangement.

On October 13, 2022, Vireo received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of a $14,875,000 termination fee and its transaction expenses. Vireo denies all of Verano’s allegations and affirmatively asserts that it has complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported termination of the Arrangement Agreement, which the Company determined to treat as a repudiation of the Arrangement Agreement.

On October 21, 2022, Vireo commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance.

On November 14, 2022, Verano filed counterclaims against the Company for the termination fee and transaction expenses described above. Due to uncertainties inherent in litigation, it is not possible for Vireo to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.

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

On May 2, 2024, the Company filed a Notice of Application (the “Summary Trial Application”) with the Supreme Court of British Columbia seeking summary determination. The Company is seeking substantial damages, specifically US $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance. The Notice of Application is not currently set for hearing.

On June 19, 2024, Verano filed a Notice of Application (the “Preliminary Suitability Application”) seeking orders dismissing the Summary Trial Application on the basis that certain issues in the action are not suitable for summary determination. The Preliminary Suitability Application is currently set for hearing on June 15 and 16, 2025.

Due to uncertainties inherent in litigation, it is not possible for Vireo to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.  The damages sought will be significant and material given that Verano’s breach left the Company in a vulnerable position resulting in the Company being constrained in its ability to fund growth initiatives that were desirable and that its competitors were able to undertake, most notably in Minnesota and New York markets.

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

	Low Trading Price	High Trading Price
Period	(C$)	(C$)
Quarter Ending March 31, 2025
First Quarter (through February 15, 2024)	$0.6300	$0.8500
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$0.3450	$0.8200
Third Quarter (September 30, 2024)	$0.5400	$0.8400
Second Quarter (June 30, 2024)	$0.5100	$0.9500
First Quarter (March 31, 2024)	$0.3200	$0.6100
Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$0.2050	$0.3500
Third Quarter (September 30, 2023)	$0.1400	$0.3000
Second Quarter (June 30, 2023)	$0.1450	$0.3200
First Quarter (March 31, 2023)	$0.1450	$0.2750

Our Subordinate Voting Shares also are traded on the OTCQX under the symbol “VREOF.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

	Low Trading Price	High Trading Price
Period	(US$)	(US$)
Quarter Ending March 31, 2025
First Quarter (through February 15, 2024)	$0.4300	$0.5700
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$0.2450	$0.5900
Third Quarter (September 30, 2024)	$0.4100	$0.6100
Second Quarter (June 30, 2024)	$0.3670	$0.6800
First Quarter (March 31, 2024)	$0.2370	$0.4500
Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$0.1550	$0.2600
Third Quarter (September 30, 2023)	$0.1020	$0.2140
Second Quarter (June 30, 2023)	$0.1060	$0.2410
First Quarter (March 31, 2023)	$0.1050	$0.2070

Shareholders

As of February 15, 2025, there were approximately 5,000 holders of record of our Subordinate Voting Shares, 153 holders of record of our Multiple Voting Shares, and 0 holders of record of our Super Voting Shares.

Dividends

We have not paid, and do not in the foreseeable future intend to pay, any dividends on the Subordinate Voting Shares or any other equity. The declaration and payment of future dividends to holders of our Shares will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board of Directors. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that the Company or our subsidiaries may incur. See “Item 1A. Risk Factors — Risks Related to Our Securities — We do not intend to pay dividends on our Subordinate Voting Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity by the issuer or affiliates during the quarter ended December 31, 2024.

Recent Sales of Unregistered Securities

Except as previously disclosed, we did not issue any unregistered securities during the year ended December 31, 2024.

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

This management's discussion and analysis is dated March 4, 2025.

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

Operating Segment

We report our operating results in one business segment: the cultivation, production, and sale of cannabis. We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients and adult-use-customers in our owned or operated retail stores.

During the year ended December 31, 2024, the Company had operating revenue in three states: Maryland, Minnesota, and New York. Retail revenues during the year ended December 31, 2024 were derived from sales in 14 dispensaries throughout these three states. We had eight operational dispensaries in Minnesota, four in New York, and two in Maryland. Wholesale revenues were derived from sales of products to third parties in Maryland, Minnesota, and New York.

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, we entered into the Merger Agreements with respect the Mergers. Each Merger is an all-share transaction whereby, at the closing of each applicable transaction, (i) a new wholly-owned subsidiary of the Company would merge with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company would merge with and into Wholesome, and (ii) the Proper entities would each merge with and into new wholly-owned subsidiaries of the Company. None of the Deep Roots Merger, the Proper Mergers or the Wholesome Merger is contingent on the completion of any of the other Mergers.  For a description of the Merger Agreements and details of the Merger, refer to Part I – “Item 1. Business — Merger Agreements with Deep Roots, Proper and Wholesome.”

Year ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our 18 dispensaries in three states and our wholesale sales to third parties in three states. For the year ended December 31, 2024, 80% of the revenue was generated from retail dispensaries and 20% from wholesale business.  For the year ended December 31, 2023, 84% of the revenue was generated from retail dispensaries and 16% from wholesale business. During the year ended December 31, 2023, we ceased all operations in New Mexico.

For the year ended December 31, 2024, Minnesota operations contributed approximately 47% of revenues, New York contributed 11%, and Maryland contributed 42%. For the year ended December 31, 2023, Minnesota operations contributed approximately 51% of revenues, New York contributed 16%, New Mexico contributed 2%, and Maryland contributed 31%.

Total revenue for the year ended December 31, 2024, was $99,384,221, an increase of $11,251,058 or 13% compared to revenue of $88,133,163 for year ended December 31, 2023. The increase is primarily attributable to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by decreased New Mexico revenues, which was divested in June of 2023, and declining New York revenues.

Retail revenue for the year ended December 31, 2024, was $79,534,555, an increase of $5,913,689 or 8% compared to retail revenue of $73,620,866 for the year ended December 31, 2023, primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023, partially offset by decreased New Mexico revenues, which was divested in June of 2023, and declining New York revenues.

Wholesale revenue for the year ended December 31, 2024, was $19,849,666, an increase of $5,337,369 or 37% compared to wholesale revenue of $14,512,297 for year ended December 31, 2023. The increase was primarily due to increased revenue contributions from the Maryland business driven by the commencement of adult-use sales on July 1, 2023.

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
Retail:
MN	$45,829,269	$45,171,621	$657,648	1%
NY	6,162,406	8,915,421	(2,753,015)	(31)%
NM	—	1,964,285	(1,964,285)	(100)%
MD	27,542,880	17,569,539	9,973,341	57%
Total Retail	$79,534,555	$73,620,866	$5,913,689	8%

Wholesale:
MD	$14,608,921	$9,400,733	$5,208,188	55%
NY	4,953,809	5,046,537	(92,728)	(2)%
NM	—	39,727	(39,727)	(100)%
MN	286,936	25,300	261,636	1,034%

Total Wholesale	$19,849,666	$14,512,297	$5,337,369	37%

Total Revenue	$99,384,221	$88,133,163	$11,251,058	13%

NM	$—	$(2,004,012)	$2,004,012	(100)%
Total Revenue excluding NM	$99,384,221	$86,129,151	$13,255,070	15%

Cost of Goods Sold and Gross Profit

Cost of goods sold are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties.

Cost of goods sold for the year ended December 31, 2024, was $48,613,204, an increase of $4,584,206 compared to the year ended December 31, 2023 of $44,208,998, driven most significantly by the product costs associated with the increase in revenues year over year.

Gross profit for the year ended December 31, 2024, was $50,771,107, representing a gross margin of 51%. This is compared to gross profit for the year ended December 31, 2023, of $44,104,165 or a 50% gross margin. The slight increase in margin was driven primarily by the disposition of operations in New Mexico in June 2023, which carried a lower margin profile while operational, and the commencement of adult-use sales in Maryland on July 1, 2023.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2024, were $37,207,653, an increase of $3,683,266 compared to total expenses of $33,524,387 for the year ended December 31, 2023. The increase in total expenses was primarily attributable to transaction costs incurred in connection with the Mergers of $4,504,001 partially offset by a decrease in share based compensation expenses of $529,824.

Operating Income (Loss) before Income Taxes and Other Income (Expense)

Operating income (loss) before other income (expense) and provision for income taxes for the year ended December 31, 2024, was $13,536,364, an increase of $2,983,586 compared to an operating income before other income (expense) and provision for income taxes of $10,579,778 for the year ended December 31, 2023.

Total Other Income (Expense)

Total other expense for the year ended December 31, 2024, was ($30,457,873), an increase of $2,054,006 compared to other expense of ($28,403,867) for the year ended December 31, 2023. The increase in other expense is primarily attributable to a decrease in other income associated with the ERC under the CAREs Act, and a decrease in other income associated with the Grown Rogue held warrants, partially offset by decreased losses on asset disposals.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2024, Federal and State income tax expense totaled $7,815,000 compared to tax expense of $7,723,000 for the year ended December 31, 2023. The increase in tax expense is primarily attributable to the increase in gross profit relative to the prior year.

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

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
Retail:
MN	$45,171,621	$37,461,646	$7,709,975	21%
NY	8,915,421	10,676,424	(1,761,003)	(16)%
NM	1,964,285	6,040,847	(4,076,562)	(67)%
MD	17,569,539	7,944,440	9,625,099	121%
Total Retail	$73,620,866	$62,123,357	$11,497,509	19%

Wholesale:
AZ	$—	$2,361,233	$(2,361,233)	(100)%
MD	9,400,733	5,474,824	3,925,909	72%
NY	5,046,537	3,994,313	1,052,224	26%
NM	39,727	—	39,727	100%
MN	25,300	672,140	(646,840)	(96)%
Total Wholesale	$14,512,297	$12,502,510	$2,009,787	16%

Total Revenue	$88,133,163	$74,625,867	$13,507,296	18%

AZ & NM	$(2,004,012)	$(8,402,080)	$6,398,068	(76)%
Total Revenue excluding AZ & NM	$86,129,151	$66,223,787	$19,905,364	30%

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

Non-GAAP Measures

EBITDA and Adjusted EBITDA are non-GAAP measures that do not have a standardized definition under GAAP. Total Revenues excluding revenues from states where we have divested operations in 2022, 2023, and 2024 is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures EBITDA and Adjusted EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure Total Revenues that excludes revenues from states where we have divested operations in 2022, 2023 and 2024 presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measures appear. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. This supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Year Ended
	December 31,
	2024	2023
Net income (loss)	$(28,007,509)	$(25,547,089)
Interest expense, net	31,188,845	31,260,798
Income taxes	11,113,000	7,723,000
Depreciation & Amortization	1,012,828	1,148,809
Depreciation and amortization included in cost of sales	2,343,203	2,453,653
EBITDA (non-GAAP)	$17,650,367	$17,039,171
Inventory adjustment	294,000	1,289,345
Loss on impairment of long-lived assets	—	411,629
Stock-based compensation	3,627,774	4,157,598
Transaction related expenses	4,504,001	—
Other income	(1,149,034)	(7,792,608)
Loss on disposal of assets	218,327	4,477,738
Adjusted EBITDA (non-GAAP)	$25,145,435	$19,582,873

Liquidity and Capital Resources

As of December 31, 2024 and 2023, the Company had working capital of $94,903,896 and $(30,615,109) respectively, reflecting an increase in working capital of $125,519,005for the year ended December 31, 2024 driven by the private placement equity raise resulting in the receipt of approximately $80 million in net proceeds, and various debt amendments resulting in the reclassification of debt from current to long-term.

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

Credit Facility

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company paid the note off in full during the year ended December 31, 2024.

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC. The note bears an interest rate of 8% per annum with interest payments due on the last day of each calendar quarter. On November 19, 2023, the Company and lender amended the note. Per the terms of the amendment, the interest rate was modified to 15%, and the Company paid off $1,000,000 of principal. On November 27, 2024, the Company and lender executed the second amendment to the note. Per the terms of the amendment, the maturity date was extended, the interest rate was increased to 18%, and the Company repaid $100,000 in principal. The remaining principal balance of $900,000 is due on February 28, 2025, and the note is secured by 25% of the membership interests in Vireo Health of Charm City, LLC.

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the years ended December 31, 2024 and 2023.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Vireo and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum.

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

On May 20, 2024 the Company executed a $1,200,000 term loan with the Agent to assist with the purchase of a site for a new dispensary location. The loan bears an interest rate of 12.0% and is due on May 28, 2027. Financing costs of $68,600 were incurred in connection with the closing of the loan.

On July 31, 2024, the Company executed a ninth amendment to the Company’s Credit Facility. The ninth amendment to the Company’s Credit Facility extends the maturity date on the Credit Facility loans to January 29, 2027, and amends certain financial measure definitions and covenants within the agreement. The Company issued 12,500,000 Subordinate Voting Shares to the lenders in consideration for the credit facility amendment. These 12,500,000 shares were valued at $5,387,500 using a fair value per share of $0.431 and considered a deferred financing cost.

On December 27, 2024, Vireo Health of Minnesota, LLC (“Vireo Minnesota”), a wholly-owned subsidiary of the Company entered into a secured credit agreement among Vireo Minnesota as Borrower, the Company and various affiliated entities as Guarantors (as defined therein), Chicago Atlantic Lincoln, LLC, the lender party thereto and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent. The executed secured credit agreement with the Agent allows for the issuance of certain loans of up to an aggregate principal amount of $11,500,000. These loans are intended to assist with the financing of a new indoor cultivation facility. These loans bears an interest rate of 10.5% and are due on June 26, 2026. As of December 31, 2024, the Company has drawn $5,500,000 in aggregate principal, and incurred financing costs of $1,549,773.

On December 31, 2024, Vireo Minnesota closed on a $15,000,000 principal amount loan with Stearns Bank National Association (the “Commercial Loan”), with the Company and Vireo Health, Inc., a wholly-owned subsidiary of the Company, as guarantors. The Commercial Loan has a term of 24 months and carries a fixed annual interest rate of 9.25%, payable monthly with interest-only payments through the initial 12 months, followed by monthly principal and interest payments based on a 240-month amortization schedule for the remaining term of the Commercial Loan. The Commercial Loan has no prepayment penalty and is collateralized by a leasehold construction mortgage associated with the buildout of a new cultivation facility for Vireo Minnesota in an existing industrial building in Elk River, Minnesota. As of December 31, 2024, there was no principal amount outstanding as funding has not yet commenced. However, the Company incurred financing costs of $412,897.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2024, $6,576,985 (2023 - $1,524,531) of deferred financing costs remain unamortized.

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

On November 1, 2024, the Company entered into a Joinder and Tenth Amendment to Credit Agreement. The Tenth Amendment provides a convertible note facility (the “New Convertible Notes”) with a maximum principal amount of

$10,000,000. The New Convertible Notes mature November 1, 2027, have a cash interest rate of 12.0 percent per year, are convertible into that number of the Company’s subordinate voting shares determined by dividing the outstanding principal amount plus all accrued but unpaid interest on the Convertible Notes on the date of such conversion by a conversion price of $0.625. The Company incurred $145,717 in financing costs in connection with the signing of the Tenth Amendment.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2024, $137,622 (2023 - $1,083,697) of deferred financing costs remain unamortized.

Subscription Agreement

On December 17, 2024, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with certain investors to sell 120,000,000 Subordinate Voting Shares of the Company at a cash price of US$0.625 per Subordinate Voting Share for total proceeds to the Company of US$75,000,000, with closing subject only to applicable Canadian Stock Exchange notice periods (the “Equity Raise”). The securities are being sold in reliance upon the exemptions from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506(b) of Regulation D promulgated under the Securities Act.

The Subscription Agreements contain customary representations and warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. The representations and warranties of each party set forth in the Subscription Agreements have been made solely for the benefit of the other parties to the subscription agreements, and such representations and warranties should not be relied on by any other person. Additionally, the Subscription Agreement provides for a six-month lock-up period on the Subordinate Voting Shares sold to each investor starting from the Closing Date of the Equity Raise during which time the Subordinate Voting Shares will not be transferable by the investor without the prior written consent of the Company.

On December 31, 2024, the Company announced the closing of the Equity Raise on December 30, 2024. The investors participating in the Equity Raise subscribed for 129,536,874 Subordinate Voting Shares at a price of US$0.625 per Subordinate Voting Share, resulting in gross proceeds to the Company of approximately US$81,000,000.

A form of the Subscription Agreements is attached as Exhibit 10.81 hereto. The description of the terms of the Subscription Agreements are not intended to be complete and is qualified in its entirety by reference to such exhibit, and which exhibit is incorporated herein by reference.

Cash Used in Operating Activities

Net cash used in operating activities was $10.2 million for the year ended December 31, 2024, an increase of $9.2 million as compared to cash used in operating activities of $1.0 million for the year ended December 31, 2023. The increase is primarily due to the payment of transaction related costs amounting to $4.5 million during the year ended December 31, 2024, and approximately $5.0 million fewer cash proceeds received from the ERC credit in 2024 relative to 2023.

Cash Flow from Investing Activities

Net cash used in investing activities was $8.1 million for the year ended December 31, 2024, compared to net cash used of $3.5 million for the year ended December 31, 2023. The increase in cash used is primarily attributable to a increased capital expenditures driven by the build out of the Minnesota cultivation facility.

Cash Flow from Financing Activities

Net cash provided by financing activities was $94.0 million for the year ended December 31, 2024, an increase of $88.7 million as compared to the year ended December 31, 2023. The increase was principally due to the closing of a private placement transaction that resulted in the receipt of approximately $80 million of proceeds.

Lease Transactions

As of December 31, 2024, we have entered into lease agreements for the use of buildings in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, and New York.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2024	December 31, 2024	Total
2024	$3,047,603	$13,773,155	$16,820,758
2025	2,727,346	14,183,661	16,911,007
2026	2,474,144	14,606,527	17,080,671
2027	2,254,049	15,042,128	17,296,177
2028	1,300,615	15,490,852	16,791,467
Thereafter	6,523,900	203,082,066	209,605,966
Total minimum lease payments	$18,327,657	$276,178,389	$294,506,046
Less discount to net present value	(6,289,019)	(180,935,370)	(187,224,389)
Less liabilities held for sale	(2,699,014)	(86,688,189)	(89,387,203)
Present value of lease liability	$9,339,624	$8,554,830	$17,894,454

Outstanding Share Data

As of Deecmber 31, 2024, we had 366,335,152 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

337,512,681 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All Subordinate Voting Shares are ranked equally with regards to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

285,371 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of December 31, 2024, we had 31,232,633 employee stock options outstanding, 11,327,530 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 15,919,563 Subordinate Voting Share compensation warrants outstanding

Summary of Significant Accounting Policies and Estimates

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. “Note 2, Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

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

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2024 and 2023, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

Recently Issued Accounting Standards

For a discussion of recent accounting pronouncements, please see “Note 2, Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 731)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Vireo Growth Inc. (formerly “Goodness Growth Holdings, Inc.”)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vireo Growth Inc. (formerly “Goodness Growth Holdings, Inc.”) (the “Company”), as of December 31, 2024 and 2023, and the related consolidated statements of net loss and comprehensive loss, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Vireo Growth Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2018

/s/ Davidson & Company LLP

Vancouver, Canada	Chartered Professional Accountants

March 4, 2025

VIREO GROWTH INC.

Consolidated Balance Sheets (In U.S Dollars)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$91,604,970	$15,964,665
Accounts receivable, net of credit losses of $244,264 and $254,961, respectively	4,590,351	3,086,640
Income tax receivable	12,027,472	12,278,119
Inventory	21,666,364	19,285,870
Prepayments and other current assets	1,650,977	1,336,234
Notes receivable, current	—	3,750,000
Warrants held	2,270,964	1,937,352
Assets held for sale	96,560,052	91,213,271
Total current assets	230,371,150	148,852,151
Property and equipment, net	32,311,762	23,291,183
Operating lease, right-of-use asset	7,859,434	2,018,163
Intangible assets, net	7,899,328	8,718,577
Deposits	421,244	383,645
Total assets	$278,862,918	$183,263,719
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$10,456,036	$7,674,389
Long-term debt, current portion	900,000	60,220,535
Right of use liability	1,400,015	890,013
Uncertain tax liability	33,324,000	22,356,000
Liabilities held for sale	89,387,203	88,326,323
Total current liabilities	135,467,254	179,467,260
Right-of-use liability	16,494,439	10,543,934
Other long-term liabilities	37,278	155,917
Convertible debt, net	9,862,378	9,140,257
Long-term debt, net	61,438,046	—
Total liabilities	223,299,395	199,307,368

Commitments and contingencies (refer to Note 18)

Stockholders’ equity (deficiency)
Subordinate Voting Shares ($- par value, unlimited shares authorized; 337,512,681 shares issued and outstanding at December 31, 2024 and 110,007,030 at December 31, 2023)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 285,371 shares issued and outstanding at December 31, 2024 and 331,193 at December 31, 2023)	—	—
Additional paid in capital	286,999,084	187,384,403
Accumulated deficit	(231,435,561)	(203,428,052)
Total stockholders' equity (deficiency)	$55,563,523	$(16,043,649)
Total liabilities and stockholders' equity (deficiency)	$278,862,918	$183,263,719

The accompanying notes are an integral part of these consolidated financial statements

VIREO GROWTH INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(In U.S. Dollars, except per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenue	$99,384,221	$88,133,163
Cost of sales
Product costs	48,319,204	42,739,653
Inventory valuation adjustments	294,000	1,289,345
Gross profit	50,771,017	44,104,165
Operating expenses:
Selling, general and administrative expenses	28,063,050	28,217,980
Transaction related expenses	4,504,001	—
Stock-based compensation expenses	3,627,774	4,157,598
Depreciation	292,694	469,948
Amortization	720,134	678,861
Total operating expenses	37,207,653	33,524,387

Income from operations	13,563,364	10,579,778

Other income (expense):
Interest expenses, net	(31,188,845)	(31,260,798)
Impairment of long-lived assets	—	(411,629)
Gain (loss) on disposal of assets	(218,327)	(4,477,738)
Other income (expenses)	949,299	7,746,298
Other income (expenses), net	(30,457,873)	(28,403,867)

Loss before income taxes	(16,894,509)	(17,824,089)

Current income tax expenses	(11,113,000)	(6,036,000)
Deferred income tax recoveries	—	(1,687,000)
Net loss and comprehensive loss	(28,007,509)	(25,547,089)
Net loss per share - basic and diluted	$(0.16)	$(0.19)
Weighted average shares used in computation of net loss per share - basic and diluted	180,391,815	135,235,919

The accompanying notes are an integral part of these consolidated financial statements

VIREO GROWTH INC.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(In U.S. Dollars, except per share amounts)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2023	86,721,030	$—	348,642	$—	65,411	$—	$181,321,847	$(177,880,963)	$3,440,884
Conversion of MVS shares	1,744,900	—	(17,449)	—	—	—	—	—	—
Conversion of Super Voting Shares	6,541,100	—	—	—	(65,411)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,157,598	—	4,157,598
Warrants issued in financing activities	—	—	—	—	—	—	497,055	—	497,055
Shares issued in financing activities	15,000,000	—	—	—	—	—	1,407,903	—	1,407,903
Net Loss	—	—	—	—	—	—	—	(25,547,089)	(25,547,089)
Balance at December 31, 2023	110,007,030	$—	331,193	$—	—	$—	$187,384,403	$(203,428,052)	$(16,043,649)

Balance, January 1, 2024	110,007,030	—	—	—	—	—	187,384,403	(203,428,052)	(16,043,649)
Conversion of MVS shares	4,582,200	—	(45,822)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,027,774	—	2,027,774
Stock issuance	6,400,000	—	—	—	—	—	1,600,000	—	1,600,000
Net settlement of stock-based compensation	(360,000)	—	—	—	—	—	(90,000)	—	(90,000)
Options exercised	50,000	—	—	—	—	—	16,500	—	16,500
Warrants exercised	480,437	—	—	—	—	—	69,663	—	69,663
Shares issued in financing activities	12,500,000	—	—	—	—	—	5,387,500	—	5,387,500
Shares issued in private placement	130,836,953	—	—	—	—	—	80,828,687	—	80,828,687
Conversion of convertible debt	73,016,061	—	—	—	—	—	9,774,557	—	9,774,557
Net Loss	—	—	—	—	—	—	—	(28,007,509)	(28,007,509)
Balance at December 31, 2024	337,512,681	$—	285,371	$—	—	$—	$286,999,084	$(231,435,561)	$55,563,523

The accompanying notes are an integral part of these consolidated financial statements

VIREO GROWTH INC.

Consolidated Statements of Cash Flows

(In U.S. Dollars)

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,007,509)	$(25,547,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	294,000	1,289,345
Depreciation	292,694	469,948
Depreciation capitalized into inventory	2,244,087	2,404,095
Non-cash operating lease expense	439,664	523,662
Amortization of intangible assets	720,134	678,861
Amortization of intangible assets capitalized into inventory	99,116	49,558
Stock-based payments	3,537,774	4,157,598
Warrants held	(333,612)	(1,937,352)
Interest Expense	4,794,018	7,070,026
Bad debt expense	237,873	—
Impairment of long-lived assets	—	411,629
Deferred income tax	—	1,687,000
Accretion of interest on right-of-use finance lease liabilities	221,010	994,654
Loss on disposal of Red Barn Growers	—	2,909,757
Loss (gain) on disposal of assets	121,756	1,567,981
Change in operating assets and liabilities:
Accounts Receivable	(1,030,224)	1,449,432
Prepaid expenses	(164,564)	1,182,766
Inventory	(2,391,818)	(1,823,391)
Income taxes	250,646	(18,330,899)
Uncertain tax position liabilities	10,968,000	22,356,000
Accounts payable and accrued liabilities	2,403,710	(1,256,913)
Changes in operating lease liabilities	(277,851)	(1,151,011)
Change in assets and liabilities held for sale	(4,653,454)	(121,563)
Net cash provided by (used in) operating activities	(10,234,550)	(965,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	(11,694,966)	(4,963,107)
Proceeds from note receivable	3,600,000	—
Intangible license additions	—	(1,090,919)
Proceeds from sale of Red Barn Growers net of cash	—	689,186
Proceeds from sale of property, plant, and equipment	—	253,288
Deposits	(37,600)	1,636,455
Net cash provided by (used in) investing activities	(8,132,566)	(3,475,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	4,668,730	—
Proceeds from convertible debt, net of issuance costs	9,854,283	9,150,262
Proceeds from issuance of shares	80,828,687	—
Proceeds from warrant exercises	69,663	—
Proceeds from option exercises	16,500	—
Debt principal payments	(1,234,000)	(2,976,362)
Lease principal payments	(196,442)	(917,565)
Net cash provided by (used in) financing activities	94,007,421	5,256,335

Net change in cash	75,640,305	815,332

Cash, beginning of year	15,964,665	15,149,333

Cash, end of year	$91,604,970	$15,964,665

The accompanying notes are an integral part of these consolidated financial statements. Refer to Note 23 for supplemental cash flow information.

VIREO GROWTH INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

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

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Vireo Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, and New York, and formerly in New Mexico.

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

Update on Verano Litigation (Note 18)

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

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, we entered into the Merger Agreements with respect the Mergers. Each Merger is an all-share transaction whereby, at the closing of each applicable transaction, (i) a new wholly-owned subsidiary of the Company would merge with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company would merge with and into Wholesome, and (ii) the Proper entities would each merge with and into new wholly-owned subsidiaries of the Company. None of the Deep Roots Merger, the Proper Mergers or the Wholesome Merger is contingent on the completion of any of the other Mergers (Note 3).

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

Basis of consolidation

These consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company for the year ended December 31, 2024:

Name of entity	Place of incorporation
HiColor, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Mayflower Botanicals, Inc.	Massachusetts, USA
Vireo Health of Minnesota, LLC	Minnesota, USA
MJ Distributing C201, LLC	Nevada, USA
MJ Distributing P132, LLC	Nevada, USA
Resurgent Biosciences, Inc.	Delaware, USA
Verdant Grove, Inc.	Massachusetts, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Vireo Health of New York, LLC	New York, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health, Inc.	Delaware, USA
Vireo of Charm City, LLC	Maryland, USA
Vireo DR Merger Sub Inc.	Delaware, USA
Vireo WH Merger Sub Inc.	Delaware, USA
Vireo PR Merger Sub Inc.	Delaware, USA
Vireo PR Merger Sub II Inc.	Delaware, USA
XAAS Agro, Inc.	Puerto Rico

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

Recently adopted accounting pronouncements

ASU 2023-07 In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard on January 1, 2024. This ASU resulted in additional required disclosures (Note 21).

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

A discontinued operation is a component of the Company that either has been abandoned, disposed of, or is classified as held for sale, and: (i) disposal group is a component of an entity (or group of components); (ii) component of an entity (or group of components) meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale; (iii) component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A component of the Company comprises an operation and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the years ended December 31, 2024 and 2023, the Company completed various divestitures, further described in Note 3. Management considered the quantitative results of the divested entities as well as qualitative strategic considerations to judge whether the divestitures constitute a discontinued operation. Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation.

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

Uncertain tax positions - The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than- not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of subordinate voting shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of subordinate voting shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the convertible notes. Potential dilutive common share equivalents consist of stock options, warrants, and convertible debt.

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

The anti-dilutive shares outstanding for years ending December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,
	2024	2023
Stock options	31,232,633	29,969,324
Warrants	18,957,212	19,437,649
RSUs	11,327,530	2,543,011
Convertible debt	16,000,000	70,510,028
Total	77,517,375	122,460,012

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

During the years ended December 31, 2024 and 2023, the Company capitalized $1,387,750 and $320,937, respectively, of interest expense to construction in progress.

Intangible assets

Intangible assets include intangible assets acquired as part of business combinations, asset acquisitions and other business transactions. The Company records intangible assets at cost, net of accumulated amortization and accumulated impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value on the acquisition date.

Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Licenses	2-18 years

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

Subsequent measurement  - Financial assets at FVPL

Financial assets measured at FVPL include financial assets such as the Company's equity investments in other entities, and any derivative financial instrument that is not designated as a hedging instrument in a hedge relationship. Financial assets measured at FVPL are carried at fair value in the consolidated balance sheet with changes in fair value recognized in a separate caption in the consolidated statements of net loss and comprehensive loss.

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

Accounts receivable and notes receivable are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Impairment provisions are estimated using the ECL impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses consider the Company's collection history by country and customer, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. The Company utilizes a provision matrix to estimate lifetime ECL's for accounts receivable, supplemented by specific allowance based on customer-specific data. Changes in the allowance are recognized as bad debt expense in the consolidated statements of net loss and comprehensive loss. When the Company determines that no recovery of the amount owed is possible, the amount is deemed irrecoverable, and the financial asset is written off.

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

During the year ended December 31, 2024, the Company issued convertible debt (Note 15). It was determined that the debt should be accounted for as a liability in its entirety.

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

The following table represents the Company’s disaggregated revenue by source:

	Year Ended December 31,
	2024	2023
Retail	$79,534,555	$73,620,866
Wholesale	19,849,666	14,512,297
Total	$99,384,221	$88,133,163

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Service revenues are recognized when the service is performed. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2024 and 2023, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses on the accompanying consolidated statements of loss and comprehensive loss and totaled $859,535 and $791,980 for the years ended December 31, 2024 and 2023, respectively.

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

3. Acquisitions, Assets Held for Sale, and Dispositions

Acquisitions

On December 18, 2024, Vireo Growth Inc. (the “Company”), entered into Merger Agreements (as defined herein) with respect to a business combination with each of (i) Deep Roots Holdings, Inc., a Nevada corporation (“Deep Roots”) (the “Deep Roots Merger”); (ii) Proper Holdings Management, Inc. and NGH Investments, Inc., both Missouri corporations (together, “Proper”) (the “Proper Mergers”); and (iii) WholesomeCo, Inc., a Delaware corporation (“Wholesome”) (the “Wholesome Merger” and, collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers”). Each Merger is an all-share transaction whereby, at the closing of each applicable transaction, (i) a new wholly-owned subsidiary of the Company would merge with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company would merge with and into Wholesome, and (ii) the Proper entities would each merge with and into new wholly-owned subsidiaries of the Company. None of the Deep Roots Merger, the Proper Mergers or the Wholesome Merger is contingent on the completion of any of the other Mergers. As of December 31, 2024, none of the Merger Transactions have closed, and as such, no financial results of the single-state operators have been presented or consolidated herein.

The consideration to be paid to acquire each of Deep Roots, Proper and Wholesome is based, in each case, in part on an estimated multiple of a 2024 “Reference EBITDA”, which is pro-forma for pending acquisitions as well as planned new retail openings and expansion projects, and a US$0.52 share reference price for the Company’s subordinate voting shares.

Pursuant to the Merger Agreements, former stockholders of each of Deep Roots, Proper and Wholesome may qualify for earnout payments made with the Company’s subordinate voting shares following December 31, 2026, based on each target’s Adjusted EBITDA (as defined in the applicable Merger Agreement) growth compared to such target’s Reference EBITDA (at a 4x multiple), adjusted for incremental debt and certain other matters, respectively, and paid out using a share price for the Company’s subordinate voting shares of the higher of US$1.05 or the 20-day volume weighted average price of the Company’s subordinate voting shares on the Canadian Securities Exchange, converted to United States Dollars based on the average exchange rate posted by the Bank of Canada as of the end of each trading day during such 20-day period, as reported by Bloomberg Finance L.P. (“VWAP”) as of December 31, 2026. Reference EBITDA for Deep Roots, Proper and Wholesome are US$31.0 million, US$31.0 million, and US$16.0 million, respectively. EBITDA growth is defined as the increase between Reference EBITDA and the higher of 2026 Adjusted EBITDA or trailing nine-month annualized Adjusted EBITDA as of December 31, 2026. In no event shall the number of earnout shares issued under each Merger Agreement exceed the number of shares issued as closing merger consideration in each Merger Agreement.

Each of the Merger Agreements provides for the clawback of up to 50% of the upfront merger consideration (excluding, in the case of Proper and Wholesome, the amounts attributable to Arches, as defined below) on December 31, 2026, if, in each case, (a) 2026 Adjusted EBITDA underperforms 96.5% of the Reference EBITDA, and (b) retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of December 31, 2026 is greater than US$1.05 per share. The amount of shares subject to a clawback would be equal to the Acquisition Multiple (as defined in each Merger Agreement) for each of Deep Roots, Proper and Wholesome, respectively, multiplied by the EBITDA shortfall, and subject to certain other adjustments set forth in the applicable Merger Agreement, divided by US$0.52 per share, not to exceed 50% of the upfront consideration.

In connection with the Wholesome Merger Agreement (as defined herein) and Proper Merger Agreement (as defined herein), the Company will include in the stock merger consideration calculation an amount equal to (i) US$11,860,800 for the stockholders of Wholesome and (ii) US$2,139,200 for the stockholders of Proper for all of the outstanding equity interests in Arches IP, Inc. (“Arches”) owned by Wholesome and Proper, respectively. Subject to the terms and conditions of the Wholesome Merger Agreement and the Proper Merger Agreement, each of Wholesome, Proper and Arches option holders are collectively entitled to earnout payments based on performance of Arches, based on the greater of US$37.5 million or 5x certain revenue percentages of Arches, with such revenue percentage amounts measured at the higher of trailing-twelve-month or nine-month annualized amounts as of December 31, 2026, paid out using a share price for the Company’s subordinate voting shares at the higher of US$1.05 or 20-day VWAP as of December 31, 2026.

In connection with each of the Merger Agreements, the Company will enter into an Investor Rights Agreement with the persons receiving the Company’s subordinate voting shares in the Mergers. Each Investor Rights Agreement will require the Company in certain circumstances to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Company’s subordinate voting shares issued pursuant to the Merger Agreements, in each case following the expiration of the initial 12 month lock-up period following the closing of the transactions under each Merger Agreement. Each Investor Rights Agreement will also provide such persons with certain piggyback registration rights in certain circumstances.

The closing of each of the Mergers is subject to closing conditions and contained in the Merger Agreements. Pursuant to rules adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a Schedule 14C information statement will be prepared by the Company and filed with the SEC and mailed to the stockholders of the Company relating to stockholder approval of the issuance of the Company’s subordinate voting shares in the Mergers and any other approvals required under the rules of the Canadian Stock Exchange, which is expected to be obtained by written consent of the stockholders.

Dispositions

On June 23, 2023, the Company divested all the assets and liabilities of Red Barn Growers, Inc., a New Mexico nonprofit organization effectively controlled by the Company’s subsidiary company, Vireo Health of New Mexico, LLC, to 37 Management Group, Inc., a New Mexico corporation (“37 Management”). As part of this transaction, the Company is to be paid $1,000,000, less cash on hand of $60,814, of which $439,186 was paid at closing, and $500,000 is to be paid within one year of the close date. The Company received $250,000 in December of 2023. Consideration received was less than the net book value of the transferred assets and liabilities of $3,909,757, resulting in a loss of $2,909,757 which was recorded in the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2023.

Assets Held for Sale

As of December 31, 2024, the Company has identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The fair value less expected cost to sell of net assets exceededthe carrying value, and as such, the Company recorded no impairment loss. For the year ended December 31, 2023, the Company recorded an impairment loss of $399,999 and disposed of certain held for sale property, equipment, and leased assets for which proceeds received of $253,288 were less than carrying value resulting in a loss on disposal of $1,567,981 in the statement of net loss and comprehensive loss.

Assets and liabilities held for sale are as follows:

Assets held for sale	December 31,	December 31,
	2024	2023
Property and equipment	$90,177,872	$86,864,965
Intangible assets	972,000	662,500
Operating lease, right-of-use asset	3,381,613	3,381,612
Deposits	2,028,567	304,194
Total assets held for sale	$96,560,052	$91,213,271

Liabilities held for sale
Right of Use Liability	$89,387,203	$88,326,323
Total liabilities held for sale	$89,387,203	$88,326,323

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $16,358,796 and $13,670,439 for the years ended December 31, 2024 and 2023, respectively.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2024, the carrying values of property and equipment included in assets held for sale and an intangible license no longer in use were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements. The Company used Level 2 fair value inputs when a buyer quote was received, or similar assets had been sold recently in the market.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of convertible debt, and long-term debt approximates fair value as they bear a market rate of interest.

The carrying value of the Company’s warrants held utilize Level 3 inputs given there is no market activity for the asset. The inputs used are further described in Note 19.

5. Accounts Receivable

Accounts receivables are comprised of the following items:

	December 31,	December 31,
	2024	2023
Trade receivable	$2,870,181	$2,256,763
Tax withholding receivable	174,660	174,660
Other	1,545,510	655,217
Total	$4,590,351	$3,086,640

Included in the trade receivables balance at December 31, 2024, and 2023, are credit losses of $84,989 and $95,686, respectively.  Included in the tax withholding receivable, net balance at December 31, 2024 and 2023, are credit losses of $159,275.

6. Notes Receivable

As of December 31, 2024, and 2023, the Company had a total of $0 and $3,750,000 in notes receivable, respectively. During the year ended December 31, 2024, the Company received $3,600,000 in proceeds related to the repayment of the $3,750,000 note receivable, which was consideration received in connection with the divestiture of the Company’s Pennsylvania operations in 2020. The Company considers the note receivable to be fully paid. The $150,000 difference between the face value of the note and proceeds received is included in other expense on the consolidated statements of net loss and comprehensive loss as a result of the Company writing off interest receivable.

7. Inventory

Inventory is comprised of the following items:

	December 31	December 31,
	2024	2023
Work-in-progress	$13,859,238	$13,058,348
Finished goods	5,933,200	5,278,331
Other	1,873,926	949,191
Total	$21,666,364	$19,285,870

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	December 31,
	2024	2023
Work-in-progress	$368,444	$1,099,037
Finished goods	(74,444)	190,308
Total	$294,000	$1,289,345

During the years ended December 31, 2024 and 2023, the Company assessed inventory for write downs to net realizable value in its New York, Maryland, and Minnesota subsidiaries. Based on the market sales price relative to the cost to produce certain inventories it was determined that net realizable value exceeded the carrying value of inventory, and therefore no write downs were recorded for the years ended December 31, 2024 and 2023. However, the Company recorded inventory reserves related to expected future spoilage of inventory.  Accordingly, inventory valuation adjustments amounting to $294,000 and $1,289,345 were recorded in 2024 and 2023 respectively.

8. Prepayments and Other Current Assets

Prepayments and other current assets are comprised of the following items:

	December 31,	December 31,
	2024	2023
Prepaid Insurance	$753,579	$806,610
Other Prepaid Expenses	897,398	529,624
Total	$1,650,977	$1,336,234

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2024	2023
Land	$863,105	$863,105
Buildings and leasehold improvements	16,355,616	15,124,915
Furniture and equipment	7,451,920	7,807,250
Software	39,388	242,204
Vehicles	491,022	284,000
Construction-in-progress	9,858,120	128,220
Right of use asset under finance lease	7,572,566	7,938,138
	42,631,737	32,387,832
Less: accumulated depreciation	(10,319,975)	(9,096,649)
Total	$32,311,762	$23,291,183

For the years ended December 31, 2024 and 2023, total depreciation on property and equipment was $2,536,781 and $2,874,043, respectively. For the years ended December 31, 2024 and 2023, accumulated amortization of the right of use asset amounted to $2,511,820 and $2,364,557, respectively. For the years ended December 31, 2024 and 2023, the right of use asset under finance lease of $7,572,566 and $7,938,138, respectively, consists of leased processing and cultivation premises, and leased equipment. During the years ended December 31, 2024 and 2023, total interest expense capitalized to property plant and equipment was $1,387,750 and $320,937, respectively. The Company capitalized into inventory $2,244,087 and $2,404,095 relating to depreciation associated with manufacturing equipment and production facilities as of December 31, 2024 and 2023, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the consolidated statements of net loss and comprehensive loss.

As of December 31, 2024, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded an impairment charge of $0 (2023 - $0) on property and equipment, net.

10. Leases

Components of lease expenses are listed below:

	December 31,	December 31,
	2024	2023
Finance lease cost
Depreciation of ROU assets	$512,834	$701,258
Interest on lease liabilities	14,222,167	11,717,705
Operating lease costs	2,163,275	1,879,433
Total lease costs	$16,898,276	$14,298,396

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2024	December 31, 2024	Total
2025	$3,047,603	$13,773,155	$16,820,758
2026	2,727,346	14,183,661	16,911,007
2027	2,474,144	14,606,527	17,080,671
2028	2,254,049	15,042,128	17,296,177
2029	1,300,615	15,490,852	16,791,467
Thereafter	6,523,900	203,082,066	209,605,966
Total minimum lease payments	$18,327,657	$276,178,389	$294,506,046
Less discount to net present value	(6,289,019)	(180,935,370)	(187,224,389)
Less liabilities held for sale	(2,699,014)	(86,688,189)	(89,387,203)
Present value of lease liability	$9,339,624	$8,554,830	$17,894,454

The Company has entered into various lease agreements for the use of buildings used in production and retail and wholesale sales of cannabis products.

On February 22, 2024, the Company executed a lease for cannabis cultivation and manufacturing facilities. Rent commences on January 1, 2025, at which time monthly base rent will be $82,500. Base rent escalates at a rate of 4% per annum. Per the terms of the lease the Company has the option to draw up to $2,000,000 of tenant improvement allowances. As of December 31, 2024, no draws have been taken. Starting January 1, 2025, the Company has the option to purchase the property. The initial purchase price is $13,000,000 increasing by 3% at the start of each calendar year until the option expires on December 31, 2028. The lease expires on December 31, 2034, with an option to renew for two additional five-year terms.

On November 1, 2023, the Company notified its landlord in Puerto Rico that it was surrendering the premises. As such, the Company disposed of the held for sale assets affiliated with the Puerto Rico lease and recorded a loss on disposal of assets of $1,632,372 in the statement of net loss and comprehensive loss for the year ended December 31, 2023.

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

Supplemental cash flow information related to leases

	Year ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$196,442	$917,565
Lease principal payments - operating	781,567	1,151,011
Non-cash additions to ROU assets	6,563,610	18,867,764
Amortization of operating leases	722,618	834,793

Other information about lease amounts recognized in the financial statements

	Year Ended
	December 31,
	2024	2023
Weighted-average remaining lease term (years) – operating leases	7.18	4.22
Weighted-average remaining lease term (years) – finance leases	16.09	17.19
Weighted-average discount rate – operating leases	12.09%	15.00%
Weighted-average discount rate – finance leases	16.19%	16.21%

11. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2022	$183,836
Divestitures (Note 3)	(183,836)
Goodwill - December 31, 2023 and December 31, 2024	$—

Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of the business. The valuation date for the Company’s annual impairment testing is December 31. On this date, the Company performed a qualitative test to determine whether it is necessary to perform a two-step goodwill impairment test.

The Company divested Vireo Health of New Mexico, LLC, and the associated goodwill on June 23, 2023 (Note 3). The Company has no goodwill as of December 31, 2024. As such, no further impairment testing procedures were performed.

12. Intangibles

Intangible assets are comprised of the following items:

	Licenses & Trademarks	Total
Balance, December 31, 2022	$8,776,947	$8,776,947
Divestitures	(409,239)	(409,239)
Additions	1,090,919	1,090,919
Amortization	(728,419)	(728,419)
Write off	(11,630)	(11,630)
Balance, December 31, 2023	$8,718,578	$8,718,578
Amortization	(819,250)	(819,250)
Balance, December 31, 2024	$7,899,328	$7,899,328

Amortization expense for intangibles was $819,250 and $728,419 during the years ending December 31, 2024 and 2023, respectively and is recorded in operating expenses on the consolidated statements of net loss and comprehensive loss. During the year ended December 31, 2023, the Company wrote off $11,630 relating to a trademark no longer in use.  No further indicators of impairment existed, and no additional impairment of intangible assets was recorded for the year ended December 31, 2024.

The Company estimates that amortization expense will be $819,655 per year, for the next five years.

13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	December 31,	December 31,
	2024	2023
Accounts payable – trade	$2,298,060	$1,769,346
Accrued Expenses	6,839,822	4,852,648
Taxes payable	264,518	218,563
Contract liability	1,053,636	833,832
Total accounts payable and accrued liabilities	$10,456,036	$7,674,389

14. Long-Term Debt

During 2017 the Company signed a promissory note payable in the amount of $1,010,000. The note bears interest at a rate of 15% per annum with interest payments required on a monthly basis. In 2019 the Company’s promissory note payable in the amount of $1,010,000 was modified to increase the amount payable to $1,110,000. The Company paid the note off in full during the year ended December 31, 2024.

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC. The note bears an interest rate of 8% per annum with interest payments due on the last day of each calendar quarter. On November 19, 2023, the Company and lender amended the note. Per the terms of the amendment, the interest rate was modified to 15%, and the Company paid off $1,000,000 of principal. On November 27, 2024, the Company and lender executed the second amendment to the note. Per the terms of the amendment, the maturity date was extended, the interest rate was increased to 18%, and the Company repaid $100,000 in principal. The remaining principal balance of $900,000 is due on February 28, 2025, and the note is secured by 25% of the membership interests in Vireo Health of Charm City, LLC. On February 28, 2025 the note was repaid in full.

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of net loss and comprehensive loss for the years ended December 31, 2024 and 2023.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum and PIK interest of 2% per annum. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Vireo and certain of its subsidiaries, as borrowers (collectively, “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to paid-in-kind interest of 2.75% per annum.

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

On May 20, 2024 the Company executed a $1,200,000 term loan with the Agent to assist with the purchase of a site for a new dispensary location. The loan bears an interest rate of 12.0% and is due on May 28, 2027. Financing costs of $68,600 were incurred in connection with the closing of the loan.

On July 31, 2024, the Company executed a ninth amendment to the Company’s Credit Facility. The ninth amendment to the Company’s Credit Facility extends the maturity date on the Credit Facility loans to January 29, 2027, and amends certain financial measure definitions and covenants within the agreement. The Company issued 12,500,000 Subordinate Voting Shares to the lenders in consideration for the credit facility amendment. These 12,500,000 shares were valued at $5,387,500 using a fair value per share of $0.431 and considered a deferred financing cost.

On December 27, 2024, Vireo Health of Minnesota, LLC (“Vireo Minnesota”), a wholly-owned subsidiary of the Company entered into a secured credit agreement among Vireo Minnesota as Borrower, the Company and various affiliated entities as Guarantors (as defined therein), Chicago Atlantic Lincoln, LLC, the lender party thereto and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent. The executed secured credit agreement with the Agent allows for the issuance of certain loans of up to an aggregate principal amount of $11,500,000. These loans are intended to assist with the financing of a new indoor cultivation facility. These loans bears an interest rate of 10.5% and are due on June 26, 2026. As of December 31, 2024, the Company has drawn $5,500,000 in aggregate principal, and incurred financing costs of $1,549,773.

On December 31, 2024, Vireo Minnesota closed on a $15,000,000 principal amount loan with Stearns Bank National Association (the “Commercial Loan”), with the Company and Vireo Health, Inc., a wholly-owned subsidiary of the Company, as guarantors. The Commercial Loan has a term of 24 months and carries a fixed annual interest rate of 9.25%, payable monthly with interest-only payments through the initial 12 months, followed by monthly principal and interest payments based on a 240-month amortization schedule for the remaining term of the Commercial Loan. The Commercial Loan has no prepayment penalty and is collateralized by a leasehold construction mortgage associated with the buildout of a new cultivation facility for Vireo Minnesota in an existing industrial building in Elk River, Minnesota. As of December 31, 2024, there was no principal amount outstanding as funding has not yet commenced. However, the Company incurred financing costs of $412,897.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2024, $6,576,985 (2023 - $1,524,531) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s long-term debt:

	December 31,	December 31,
	2024	2023
Beginning of year	$60,220,535	$58,028,604
Proceeds	6,700,000	—
Principal repayments	(1,234,000)	(2,976,362)
Deferred financing costs	(7,418,770)	(1,407,903)
PIK interest	1,634,494	1,607,032
Amortization of deferred financing costs	2,435,787	4,969,164
End of year	62,338,046	60,220,535
Less: current portion	900,000	60,220,535
Total long-term debt	$61,438,046	$—

As of December 31, 2024, stated maturities of long-term debt were as follows:

2025	$900,000
2026	3,537,300
2027	57,900,746
Total	$62,338,046

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

On November 1, 2024, the Company entered into a Joinder and Tenth Amendment to Credit Agreement. The Tenth Amendment provides a convertible note facility (the “New Convertible Notes”) with a maximum principal amount of $10,000,000. The New Convertible Notes mature November 1, 2027, have a cash interest rate of 12.0 percent per year, are convertible into that number of the Company’s subordinate voting shares determined by dividing the outstanding principal amount plus all accrued but unpaid interest on the Convertible Notes on the date of such conversion by a conversion price of $0.625. The Company incurred $145,717 in financing costs in connection with the signing of the Tenth Amendment.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2024, $137,622 (2023 - $1,083,697) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s convertible debt:

	December 31,	December 31,
	2024	2023
Beginning of year	$9,140,257	$—
Proceeds	10,000,000	10,000,000
Deferred financing costs	(145,717)	(1,346,793)
PIK interest	363,376	223,954
Amortization of deferred financing costs	279,019	263,096
Conversion	(9,774,557)	—
End of year	$9,862,378	9,140,257
Less: current portion	—	—
Total convertible debt	$9,862,378	$9,140,257

16. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2024. The liquidation and dividend rights are identical among Shares equally in our earnings and losses on an as converted basis.

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

Shares Issued

During the year ended December 31, 2024, 45,822 Multiple Voting Shares were converted into 4,582,200 Subordinate Voting Shares for no additional consideration.

During the year ended December 31, 2024, 129,536,875 Subordinate Voting Shares were issued in connection with the execution of definitive subscription agreements with certain investors. Net of financing costs the Company received proceeds of $80,128,687.

During the year ended December 31, 2024, 12,500,000 Subordinate Voting Shares with a fair value of $5,387,500 were issued to the Company’s senior secured lender in connection with the ninth amendment to the Company’s credit agreement (Note 14).

During the year ended December 31, 2024, 6,400,000 shares were issued to executives as compensation. The fair value of these awards, $1,600,000, calculated using the closing price from December 17, 2024 of $0.25, is included in stock-based compensation expense in the statement of net loss and comprehensive loss for the year ended December 31, 2024. Of these 6,400,000 shares, 360,000 shares were net settled to pay payroll taxes associated with the issuance, resulting in the final issuance of 6,040,000 shares.

During the year ended December 31, 2024, 1,300,078 Subordinate Voting Shares were issued to the Company’s senior secured lender, Chicago Atlantic Opportunity Portfolio, LP, for $700,000 of proceeds.

During the year ended December 31, 2024, the holders of the Company’s Convertible Notes voluntarily converted all outstanding Convertible Notes into 73,016,061 Subordinate Voting Shares of the Company.

During the year ended December 31, 2024, employee stock options were exercised for 50,000 Subordinate Voting Shares. Proceeds from this transaction were $16,500.

During the year ended December 31, 2024, stock warrants were exercised for 480,437 Subordinate Voting Shares. Proceeds from these transactions were $69,663.

During the year ended December 31, 2023, the Company issued the 15,000,000 Subordinate Voting Shares to its senior secured lender, Chicago Atlantic Admin, LLC, an affiliate of Green Ivy Capital, and a group of lenders in connection with the fifth amendment to its Credit Facility signed on March 31, 2023 (Note 14).

During the year ended December 31, 2023, 65,411 Super Voting Shares were redeemed for 6,541,100 Subordinate Voting Shares.

During the year ended December 31, 2023, 17,449 Multiple Voting Shares were redeemed for 1,744,900 Subordinate Voting Shares.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2024	2023
Risk-Free Interest Rate	3.89%	3.82%
Weighted Average Exercise Price	$0.48	$0.25
Weighted Average Stock Price	$0.48	$0.25
Expected Life of Options (years)	7.00	6.19
Expected Annualized Volatility	100.00%	100.00%
Grant Fair Value	$0.39	$0.14
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the Company for the years ended December 31, 2024 and 2023 is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2022	23,547,558	$0.66	7.30
Forfeitures	(4,137,079)	0.82	—
Granted	10,558,845	0.25	6.42
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(2,760,530)	1.29	—
Exercised	(50,000)	0.33	—
Granted	4,073,839	0.48	—
Options Outstanding at December 31, 2024	31,232,633	$0.43	5.45

Options Exercisable at December 31, 2024	27,323,396	$0.42	5.05

During the years ended December 31, 2024 and 2023, the Company recognized $996,844 and $2,365,775 in stock-based compensation relating to stock options, respectively. As of December 31, 2024, the total unrecognized compensation costs related to unvested stock options awards granted was $790,130. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 2.1 years. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2024, was $7,240,087 and $6,572,692, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31,
SVS Warrants	2024	2023
Risk-Free Interest Rate	N/A	4.23%
Expected Life (years)	N/A	5.00
Expected Annualized Volatility	N/A	100%
Stock Price	N/A	$0.15
Exercise Price	N/A	$0.200
Grant Date Fair Value	N/A	$0.106
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	150,000	$1.49	2.00
Granted	16,250,000	0.20	5.00
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Granted	—	—	—
Exercised	(480,437)	0.145	—
Warrants outstanding at December 31, 2024	15,919,563	$0.22	3.56

Warrants exercisable at December 31, 2024	15,919,563	$0.22	3.56

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2022	3,037,649	$3.50	3.23
Granted	—	—	—
Warrants outstanding at December 31, 2023	3,037,649	$3.50	2.23
Granted	—	—	—
Warrants outstanding at December 31, 2024	3,037,649	$3.50	1.48

Warrants exercisable at December 31, 2024	3,037,649	$3.50	1.23

During the year ended December 31, 2023, in connection with the closing of the convertible debt facility (Note 15), the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares of the Company to the lenders. These warrants have a five-year term, a strike price of $0.145, and were valued at $497,055. The value of these warrants were treated as deferred financing costs. All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support Vireo in the optimization of its cannabis flower products, with a particular focus on improving the quality and yield of top-grade “A” cannabis flower across its various operating markets, starting with Maryland and Minnesota. As part of this strategic agreement the Company issued 10,000,000 warrants to purchase subordinate voting shares of Vireo to Grown Rogue, with a strike price equal to $0.233. During the year ended December 31, 2024, $0 (2023 - $1,233,560) in stock-based compensation was recorded in connection with the issuance of these SVS warrants.

RSUs

The expense associated with RSUs is based on the closing price of the Company’s Subordinate Voting Shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the years ended December 31, 2024 and 2023, the Company recognized $1,030,930 and $558,263, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2022	3,221,677	$0.81
Forfeitures	(678,666)	0.54
Balance, December 31, 2023	2,543,011	0.88
Granted	9,228,462	0.31
Forfeitures	(443,943)	1.34
Balance, December 31, 2024	11,327,530	0.40

Vested at December 31, 2024	2,705,236	$0.64

18. Commitments and Contingencies

Legal proceedings

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

On June 19, 2024, Verano filed a Notice of Application (the “Preliminary Suitability Application”) seeking orders dismissing the Summary Trial Application on the basis that certain issues in the action are not suitable for summary determination. The Preliminary Suitability Application is currently set for hearing on June 15 and 16, 2025.

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

19. Other Income (Expense)

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act. During the year ended December 31, 2024, the Company recorded $815,422 (2023 - $5,855,076) related to the CARES Employee Retention credit in other income on the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2024.

On May 25, 2023, the Company and Grown Rogue entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the advisory agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. On December 31, 2024, these 4,000,000 warrants were revalued at a fair value of $2,270,964 (2023 $1,937,532). The fair value was derived from a black-scholes valuation using a stock price of $0.65, an exercise price of $0.156, an expected life of 3.76 years, an annual risk free rate of 4.38%, and volatility of 100%. The change in valuation from December 31, 2023, to December 31, 2024, of $333,612 was recorded as other income in the statement of net loss and comprehensive loss for the year ended December 31, 2024.

20. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Year Ended December 31,
	2024	2023
Salaries and benefits	$14,370,584	$15,198,589
Professional fees	4,872,397	4,098,050
Insurance expenses	1,816,616	2,626,922
Advertising	859,535	791,980
Other expenses	6,143,918	5,502,439
Total	$28,063,050	$28,217,980

21. Segment Reporting

The Company utilized the guidance in ASC 280 to determine how many reportable segments the Company has. We considered various attributes of the overall Company including but not limited to the nature of products and services, the nature of production processes, the types of customers, the regulatory environment, business geography, and the level at which the Chief Operating Decision Maker evaluates the performance and allocates resources. Given the similarities in the types of products, cannabis products in various form factors, the types of customers, retail and wholesale customers, the geography and regulatory environment in which sales are made, the United States, and the Chief Operating Decision Maker, the Chief Executive Officer, assesses performance and allocates resources at the consolidated level, the Company has determined that it only has one reportable segment, cannabis.

The Company’s Chief Executive Officer is the Company’s chief operating decision maker. The chief operating decision maker assesses performance for the cannabis segment and decides how to allocate resources based on operating profit and net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet total as consolidated assets. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding the appropriate capital allocation strategy. A comparison of budgeted results to actual results is also used by the chief operating decision maker to assess business performance.

The Company’s cannabis segment cultivates, processes and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories in the United States. Revenue is derived from the sale of these products in the United States, and the assets used to produce these products are also held in the United States. The accounting policy for recording revenue, and all other accounting policies, are the same as those described in the summary of significant accounting policies footnote (Note 2). The financial statements of the cannabis segment are presented in Item 8 of this form 10-K.

22. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years ended December 31,
	2024	2023
United States	$(16,894,509)	$(17,824,089)
Total	$(16,894,509)	$(17,824,089)

The (recoveries) expenses for income taxes consists of:

	Years ended December 31,
	2024	2023
Current:
Federal	$11,058,000	$6,111,000
State	55,000	(75,000)
Total	11,113,000	6,036,000

Deferred:
Federal	—	1,663,000
State	—	24,000
Total	—	1,687,000
Total	$11,113,000	$7,723,000

	Years ended December 31,
	2024	2023
Loss before income taxes:	$(16,894,509)	$(17,824,089)
Income tax benefits at statutory rate	(3,547,846)	(3,743,059)
State Taxes	(1,510,248)	(1,061,542)
Non-deductible expenses	34,369	26,928
Stock based and other compensation	761,833	873,096
Warrant income	—	(406,844)
Change in valuation allowance	6,851,000	6,676,000
Uncertain Tax Position	10,968,000	22,356,000
Federal true up	(2,450,194)	(14,388,074)
State true up	—	(2,123,580)
Rate true up and other	6,086	(485,925)
Income tax expense, net	$11,113,000	$7,723,000

The following table summarizes the components of deferred tax:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Operating loss carryforwards - United States	$8,018,000	$7,478,000
Credit losses	68,000	71,000
Inventory reserve	268,000	186,000
Inventory	1,217,000	1,438,000
Financing lease liability	30,081,000	28,318,000
Intangible assets	1,916,000	564,000
Property and equipment	1,515,000	1,695,000
Capital loss carryforward	1,060,000	888,000
Excess business interest expense	14,484,000	10,382,000
Accrued Vacation	84,000	—
Employee Retention Tax Credit	397,000	—
Share based compensation	—	188,000
Total Deferred tax assets	59,108,000	51,208,000
Less valuation allowance	(31,928,000)	(25,077,000)
Net deferred tax assets	27,180,000	26,131,000
Deferred tax liabilities
Finance lease asset	26,544,000	25,080,000
Installment sale	—	1,051,000
Warrants receivable	636,000	—
Total deferred tax liabilities	27,180,000	26,131,000
Net deferred tax asset/(tax liabilities)	$—	$—

At December 31, 2024, the Company had United States federal net operating loss carryforwards of approximately $28,100,000 that can be carried forward indefinitely and are limited in annual use to 80% of current year taxable income, and state net operating loss carryforwards of approximately $39,000,000 that can be carried forward fifteen years. State net operating loss carryforwards begin to expire on December 31, 2034.

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

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. As of both December 31, 2024 and 2023, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $2,178,000 and $635,000, respectively on the consolidated balance sheet.

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed and six years where a taxpayer has omitted reporting 25% or more of their gross income on their tax return. The Company is not currently under examination in any jurisdiction for any period. The Company believes it is no longer subject to income tax examinations for fiscal periods ended prior to 2020.

The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more-likely-than-not that the position will be sustained upon examination. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The measurement of the uncertain tax position is based on the largest benefit amount to be realized upon settlement of the matter. If payment ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense may result. As of December 31, 2024 and 2023, the Company recorded an uncertain tax liability for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company and its subsidiaries filed the 2023 tax return and amended tax returns for periods ending 2020 through 2022, to reflect this position.  The Company does not expect any resolution to this uncertain tax position in the next 12 months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

The following table shows a summary of uncertain tax positions:

	2024	2023
Beginning Balances	$22,356,000	$—
Increase related to tax positions taken during a prior year	2,735,000	16,711,000
Increases related to tax positions taken during the current year	8,233,000	5,645,000
Ending Balances	$33,324,000	$22,356,000

23. Supplemental Cash Flow Information(1)

	December 31,	December 31,
	2024	2023
Cash paid for interest	$27,171,569	$24,965,769
Cash paid for income taxes	—	2,043,094
Change in construction accrued expenses	367,553	444,865
Stock issued in connection with financing activities	5,387,500	497,055
Conversion of convertible debt	9,774,558	—

(1)	For supplemental cash flow information related to leases, refer to Note 10.

24. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, and deposits. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Trade receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Maryland, Minnesota, and New York with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has, and intends, to adhere strictly to the state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2024, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the year ended December 31, 2024, would have resulted in a corresponding change in the statement of net loss and comprehensive loss of $603,535.

25. Related Parties Transactions

As of December 31, 2024, and 2023, there was $0 and $121,846, respectively, due to related parties.

Details surrounding the lending relationships between the Company and Chicago Atlantic, are described in Notes 14 and 15. During the years ended December 31, 2024 and 2023, the Company paid Chicago Atlantic $712,720 and $0, respectively, for services rendered in connection with the Mergers (Note 3), which is included in transaction related expenses in the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2024.

For the years ended December 31, 2024, and 2023, the Company paid a related party (Bengal Impact Partners, of which Joshua Rosen, who is the Company’s Chief Executive Officer, Interim Chief Financial Officer, and a member of the Company’s Board of Directors, is a managing partner) $0 and $1,613, respectively, for ongoing corporate advisory services.

26. Subsequent Events

On January 23, 2025, the Company entered into a letter agreement (the “Letter Agreement”) with Bill’s Nursery, Inc., whereby the parties agreed to extend the Exclusivity Period, as defined in that certain Memorandum of Understanding (“MOU”) effective as of December 18, 2024 between the parties, from January 24, 2025 to February 23, 2025. Except as so modified, the parties’ obligations under the MOU remain otherwise unchanged.

On February 21, 2025, the Company entered into a letter agreement (the “Second Letter Agreement”) with Bill’s Nursery, Inc., whereby the parties confirmed that they have paused negotiations concerning the Definitive Agreement, as defined in the MOU effective as of December 18, 2024 between the parties.  The parties also agreed in the Second Letter Agreement to amend the provision in Section 4 of the MOU providing that, in the case the parties do not execute and deliver a Definitive Agreement, that Bill’s Nursery, Inc. shall pay to the Company US$1.25 million within two business days.  The Second Letter Agreement amends Section 4 to provide that such payment shall be in the amount of US$1 million to be paid within 45 calendar days.  Except as so modified, the parties’ obligations under the MOU remain otherwise unchanged.

In January of 2025, the Company granted 3,989,414 RSUs and 159,156 employee stock options under the 2019 Equity Incentive Plan.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on that evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

As of December 31, 2024, our management evaluated and assessed, with the participation of our CEO and CFO, the effectiveness of our internal control over financial reporting, using the criteria set forth in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Additionally, the Company’s management have concluded that the Company’s internal control over financial reporting was effective for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding each director and executive officer of Vireo.  The term of office of each of the five current directors will end at the conclusion of the 2025 Annual Meeting of Shareholders. Elected directors serve until the next annual general meeting of the shareholders or until their successors are elected or appointed. A brief biography of each person who serves as a director or executive officer follows the table.

Name	Age*	Position
Dr. Kyle E. Kingsley	50	Co-Executive Chair of the Board
John Mazarakis	48	Co-Executive Chair of the Board and Chief Executive Officer
Ross M. Hussey	47	Director
Victor E. Mancebo	41	Director
Judd T. Nordquist	55	Director
Tyson Macdonald	50	Chief Financial Officer
Amber H. Shimpa	46	President of Goodness Growth and Chief Executive Officer of Vireo Health of Minnesota

*As of the date of filing of this Form 10-K.

Dr. Kyle E. Kingsley is a board-certified emergency medicine physician and founder, Executive Chairman and a director of Vireo. Dr. Kingsley served as Chief Executive Officer and Chairman of the Board of Vireo from July 2014 to February 2023. Dr. Kingsley has served as a director of Vireo (and its predecessors Goodness Growth Holdings Inc./Vireo Health International, Inc./Vireo Health, Inc./Minnesota Medical Solutions LLC) since July 2014, and he was appointed Executive Chairman of Vireo in February 2023. Dr.  Kingsley has expansive experience in starting medical cannabis companies in well-regulated, limited-license states with narrow timelines for implementation. Dr.  Kingsley has been involved with all aspects of medical cannabis implementation, from horticulture and manufacturing to finance and policy. Dr.  Kingsley’s primary goal is to build mainstream, cannabis-based, alternatives to opioids, alcohol, and tobacco. Dr.  Kingsley’s prior experience with opioid pain medications and alcohol in the emergency department setting was a major reason for his desire to build a science-focused cannabis company. Simultaneously with his emergency medicine staffing responsibilities,

Dr.  Kingsley founded and developed multiple companies including Clinical Scribes LLC, a medical scribe documentation training and implementation company, which he founded in 2007. Clinical Scribes LLC and its offshoot Medical Scribe Training Systems focus on efficient training of medical professionals, specifically medical scribes. Dr.  Kingsley is the author of a wide array of scientifically robust medical scribe training textbooks, “The Ultimate Medical Scribe Handbook” series, which is used by companies across the country to train their medical scribes. Dr.  Kingsley founded MedMacros LLC in 2012, a medical documentation augmentation company that provides physicians and other healthcare providers with online templates to improve documentation speed and comprehensiveness. Dr.  Kingsley received a Bachelor of Science degree in Biochemistry and a Bachelor of Arts degree in German from University of Minnesota in Duluth and received a Doctor of Medicine degree from the University of Minnesota, Twin Cities. During his time at the University of Minnesota, Duluth, Dr.  Kingsley worked extensively in a biochemistry laboratory and developed expertise in HPLC (high-performance liquid chromatography) and other laboratory techniques that are directly applicable to the medical cannabis industry. Dr.  Kingsley is married to Ms. Shimpa’s sister.

John Mazarakis has served as the Co-Executive Chairman and Chief Executive Officer of Vireo since December 2024.  Mr. Mazarakis is co-founder and has served as artner of Chicago Atlantic Group, LP and its affiliates since April 2019. He has served as Executive Chairman of Chicago Atlantic Real Estate Finance, Inc. since December 2021, as a director of Chicago Atlantic BDC, Inc. since October 2024, and as director of Cansortium, Inc. from July 2023 to December 2024. Mr. Mazarakis brings to Vireo over 20 years of entrepreneurial, operational, and managerial experience in the real estate, retail, and hospitality industries.

Ross M. Hussey is an attorney with over 15 years of experience who practices in multiple states and jurisdictions and focuses primarily on complex litigation and representing private businesses. Mr. Hussey has served as a director of Vireo since July 2020 and is the Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He has practiced with Smith Jadin Johnson, PLLC since June 2019. From April 2015 through May 2019, he practiced with Benson, Kerrane, Storz & Nelson, PC (now known as Kerrane Storz, P.C.). Mr. Hussey is a founding member of Vireo U.S. where he helped create and launch Minnesota Medical Solutions, LLC. Mr. Hussey previously served as General Counsel for Minnesota Medical Solutions from December of 2014 to March of 2016 before returning to private practice. He also has prior government relations experience and was involved in the implementation of the medical cannabis program in Minnesota. Mr. Hussey holds a Bachelor of Arts degree in Political Science from Gustavus Adolphus College and received a Juris Doctor degree from William Mitchell College of Law.

Victor E. Mancebo is a business professional with over 20 years of experience in a variety of operational, retail, and agricultural leadership roles for several national and regional companies in the United States. Mr. Mancebo has served as a director of Vireo since January 2021 and is a member of the Audit, Compensation and Nominating and Corporate Governance Committees. Mr. Mancebo has amassed executive leadership roles in real estate, banking, education, logistics, technology, food safety, manufacturing, agriculture, and retail. He founded O2 Natural Air LLC, a sustainable climate-control company, in 2022. He has served as Executive Chairman of V7 Ogimaa, Inc, a vertically integrated, multi-state cannabis operator, since 2021. He has served as the Chief Executive Officer and Director of TheraTrue, Inc., a medical cannabis company, since January 2021. From July 2018 through December 2020, Mr. Mancebo served as the President, Chief Executive Officer and as a Director of Liberty Health Sciences Inc., a vertically integrated cannabis company with 29 dispensaries and a 250,000 square feet production facility housed on 387 acres in Florida, which has served over 100,000 patients to date. At Liberty Health Sciences Inc., Mr. Mancebo was responsible for the growth and success of various departments including retail, sales, compliance, production, processing, cultivation, construction, facilities, and accounting. Prior to that experience, Mr. Mancebo served as a Partner and Chief Operations Officer at Gelatys, a handcrafted gelato pops company, from April 2016 through April 2018. From 2013 to 2020, Mr. Mancebo served as the Founder and Managing Director at iAgriGroup, an entity focused on providing support in the agricultural and food industry, where he was responsible for the expansion, strategy and overall operational execution of the international agriculture and food production company. He holds a B.A. from Florida International University and a Master Black Belt Six Sigma Certification.

Judd T. Nordquist is a Certified Public Accountant with more than 30 years of experience, serving as a Partner and member of the Board of Directors at Abdo L.L.P. and its predecessor until April 2023. Mr. Nordquist has served as a director of Vireo since March 2019 and is a member of the Compensation Committee and the Chair of Audit Committee. He has served on boards, audit committees, transaction committees and has held leadership roles with several organizations. During his career in public accounting, Mr. Nordquist served in several leadership roles including the Segment Leader for the manufacturing, distribution and agriculture and the Real Estate and Construction segments of the firm where he was responsible for setting the strategic plan and delivering results. Mr. Nordquist helps business owners with business and tax planning, mergers and acquisitions, cash flow management, budgeting, overhead computations, auditing and entrepreneurial consulting services throughout North America and Europe. Mr. Nordquist graduated from Minnesota State University, Mankato with a Bachelor of Science degree in Accounting. He is a member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and DFK International.

J. Tyson Macdonald has served as the Chief Financial Officer of Vireo since December 24. He previously served as Managing Partner at TrueRise Capital, CEO of Nova Net Lease REIT, CFO of Cloud Cannabis, and as an Executive Vice President of Corporate Development at Acreage Holdings. Mr. Macdonald brings to Vireo more than 20 years of strategy and investment experience working with both start-ups and mature public companies.

Amber H. Shimpa has served as President of Vireo since February 2023. Ms. Shimpa also currently serves as Chief Executive Officer of Vireo Health of Minnesota, one of the operational subsidiaries of Vireo. Ms. Shimpa served as Chief Executive Officer of Vireo from October 10, 2024 until December 17, 2024. Ms. Shimpa served as a director of the Company from March 2019 to March 2023. Ms. Shimpa also served as the Chief Administrative Officer (“CAO”) for Vireo from December 2019 to February 2023, and prior to that, as Chief Financial Officer from January 2015 to December 2019. As CAO, she led Vireo’s human resources, communications, and policy teams and drove the integration of people and culture for Vireo. She works to perpetuate Vireo’s core values and culture as its workforce continues to rapidly expand. Ms. Shimpa has 15 years of experience as a financial services professional with various commercial and investment banking organizations. Prior to joining Vireo, Ms. Shimpa spent nine years as Vice President of a $1.6 billion bank focused on commercial, nationwide lending. Her experience in the highly regulated banking environment has engrained quality and control in her leadership and financial management approach. Banking is often seen as a challenge for operators within the cannabis industry. Ms. Shimpa’s understanding of the strict compliance requirements in the banking industry, coupled with Vireo’s scientific and safe medical model, have led to welcoming discussions with banks, and ultimately the first known open banking relationship with a cannabis-related company in the U.S. Ms. Shimpa holds a Bachelor of Arts degree in Business from the University of North Dakota. Dr. Kyle E. Kingsley is married to Ms. Shimpa’s sister.

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

Director Name	Independent	Audit Committee
Dr. Kyle Kingsley	N
John Mazarakis	N
Ross Hussey	Y	Member
Victor Mancebo	Y	Member
Judd Nordquist	Y	Chair

Our Board has adopted an Audit Committee charter that addresses its composition and responsibilities. Copies of such materials are available on our website at investors.vireogrowth.com/governance/Governance-Documents.

Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibilities relating to accounting and financial reporting processes and internal controls for Vireo and the audits of its financial statements, and in ensuring the adequacy and effectiveness of Vireo’s risk management programs.

The Audit Committee currently is comprised of three directors Ross M. Hussey, Victor E. Mancebo and Judd T. Nordquist (Chair). Each of these directors is, and each director who served on the Audit Committee during fiscal year 2024 was, independent as contemplated by Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) and the Nasdaq Rules. An Audit Committee member is independent if the member meets the requirements of NI 52-110, the Nasdaq Rules and has no direct or indirect material relationship with Vireo that could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. The Board has determined that all members of the Audit Committee are financially literate, and that Mr. Nordquist qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive, principal financial, and principal accounting officers. The Code of Ethics and Business Conduct is available on our website at investors.vireogrowth.com/governance/Governance-Documents.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports of holdings and transactions in Vireo securities with the SEC. Based on our records, in 2024, all Section 16 filers met all applicable SEC filing requirements under Section 16(a), except as follows: (i) one late Form 4 filing for Chicago Atlantic Credit Opportunities, LLC filed on June 21, 2024 reporting one transaction; (ii) one late Form 4 filing for Joshua Rosen filed on October 11, 2024 reporting three transactions; (iii) one late Form 4 filing for Amber Shimpa filed on December 3, 2024 reporting one transaction; and (iv) one late Form 4 filing for Tyson Macdonald filed December 23, 2024 reporting one transaction. The following late filings were for transactions that occurred in 2024, but were not filed until 2025: (i) one late Form 4 filing for Joshua Rosen filed on February 25, 2025 reporting three transactions; one late Form 4 filing for Judd Nordquist filed on February 25, 2025 reporting two transactions; one late Form 4 filing for Ross Hussey filed on February 25, 2025 reporting two transactions; and one late Form 4 filing for Victor Mancebo filed on February 25, 2025 reporting two transactions.

Insider Trading Policies and Procedures

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is attached as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.Executive Compensation

INFORMATION CONCERNING DIRECTOR COMPENSATION

Only non-employee directors receive compensation for their services as directors. For information about the compensation of Mr. Mazarakis, Dr. Kyle Kingsley, and Joshua Rosen, see the section entitled “Information Concerning Executive Compensation” below. Dr. Kingsley served on the Board for all of 2024. Mr. Rosen resigned from the Board on October 10, 2024. Mr. Mazarakis was appointed to the Board on December 17, 2024.

The director compensation program is intended to provide a total compensation package that enables the Company to attract and retain qualified and experienced directors and to align our directors’ interests with those of our shareholders by including a substantial portion of their compensation in our Shares. The Compensation Committee of our Board of Directors (the “Compensation Committee”) makes a recommendation to the Nominating and Governance Committee of our Board of Directors (the “N&G Committee”) regarding director compensation, which the N&G Committee will then approve, modify, or reject. The N&G Committee will then propose such compensation to the Board for approval. The Compensation Committee, N&G Committee, and the Board consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the directors in determining the level of long-term equity incentive awards to be granted, if any.

For 2024, non-employee director compensation was comprised of an annual cash retainer of $71,000. Non-employee directors also received 418,696 RSUs, of which 364,583 vested immediately upon grant, and 54,113 vest on the first anniversary of the grant, and 499,559 options to purchase Subordinate Voting Shares.

The following table reflects the total compensation earned by or paid to our non-employee directors in 2024.

Director Compensation for 2024
	Fees
	Earned
	or		Restricted
	Paid in	Option	Stock
	Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(2)	($)
Ross M. Hussey	71,000	196,531	211,441	478,972
Victor E. Mancebo	71,000	196,531	211,441	478,972
Judd T. Nordquist	71,000	196,531	211,441	478,972

(1)	At December 31, 2024, the directors had the following Company options outstanding: Mr. Hussey held 670,073 vested Company options and 64,616 unvested Company options that vest in full on August 22, 2025; Mr. Mancebo held 604,457 vested Company options and 64,616 unvested Company options that vest in full on August 22, 2025; Mr. Nordquist held 1,025,647 vested Company options and 64,616 unvested Company options that vest in full on August 22, 2025.
(2)	At December 31, 2024, the directors had the following Company RSUs outstanding: Mr. Hussey held 443,858 vested Company RSUs and 11,057 unvested RSUs that vest on, March 15, 2025, 28,581 unvested RSUs that vest on December 14, 2025, and 54,113 unvested RSUs that vest on August 22, 2025; Mr. Mancebo held 443,858 vested Company RSUs and 11,057 unvested RSUs that vest on March 15, 2025, 28,581 unvested RSUs that vest on December 14, 2025, and 54,113 unvested RSUs that vest on August 22, 2025; Mr. Nordquist held 443,858 vested Company RSUs and 11,057 unvested RSUs that vest on, March 15, 2025, 28,581 unvested RSUs that vest on December 14, 2025, and 54,113 unvested RSUs that vest on August 22, 2025. All RSUs settle and pay out the third anniversary of the grant date.

INFORMATION CONCERNING EXECUTIVE COMPENSATION

Overview of Executive Compensation

As an “emerging growth company” and “smaller reporting company” under the rules and regulations of the SEC, Vireo is required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. These reporting obligations extend only to our “named executive officers”, who, under the rules for a “smaller reporting company,” are the individuals who: (1) served as our principal executive officer during our last completed fiscal year; (2) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and (3) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as one of our executive officers at the end of our last completed fiscal year (collectively, the “named executive officers” or “NEOs”). Pursuant to Canadian securities law, we are also required to include the individuals who served as our principal financial officer during the last completed fiscal year.

The Board is authorized to review and approve annually all compensation decisions relating to the executive officers of the Company. In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in

Item 402 of Regulation S-K, this section explains how the Company’s compensation program is structured for its named executive officers.

For 2024, our named executive officers were John Mazarakis (current Co-Executive Chairman and Chief Executive Officer), Amber Shimpa (current President and former Chief Executive Officer), Joshua N. Rosen (former Chief Executive Officer and former Interim Chief Financial Officer), Tyson Macdonald (current Chief Financial Officer), Joe Duxbury (current Chief Accounting Officer and former Interim Chief Financial Officer), Dr. Kyle E. Kingsley (current Co-Executive Chairman), and Patrick Peters (former Executive Vice President, Retail).

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

The role and responsibility of the Compensation Committee is to assist the Board in fulfilling its responsibilities for establishing compensation philosophy and guidelines. Additionally, the Compensation Committee has responsibility for recommending to the Board compensation levels for directors, recommending compensation levels, perquisites and supplemental benefits for the executive officers. In addition, the Compensation Committee is charged with reviewing the Company’s equity incentive plans, including the Company’s 2019 Incentive Plan, and proposing changes thereto and recommending any other employee benefit plans, incentive awards and perquisites with respect to the directors and executive officers. The Compensation Committee is responsible for approving any equity or incentive awards under the 2019 Incentive Plan. The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers, and for overseeing our Board annual self-evaluation process.

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

Elements of Compensation

Base Salary

Base salary is the fixed portion of each executive officer’s total compensation. It is designed to provide income certainty. In determining the base level of compensation for the executive officers, weight is placed on the following factors: the particular responsibilities related to the position, salaries or fees paid by companies of similar size in the industry, level of experience of the executive, and overall performance and the time which the executive officer is required to devote the Company in fulfilling his or her responsibilities.

Long-Term Equity Incentive Awards

Long-term incentives are intended to align the interests of the Company’s directors and executive officers with those of the shareholders and to provide a long-term incentive that rewards these parties for their contribution to the creation of shareholder value. In establishing the number of Company options, stock appreciation rights (“SARs”), restricted stock (“Company RS Awards”) and Company RSUs to be granted, if any, reference is made to the recommendations made by the Compensation Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly-traded companies of similar size, in the same business as the Company. The Compensation Committee and the Board also consider previous grants of Company options and the overall number of Company options that are outstanding relative to the number of outstanding securities in determining whether to make any new grants of Company options, SARs, Company RS Awards or Company RSUs and the size and terms of any such grants. With respect to executive officers, the Compensation Committee and the Board also consider the level of effort, time, responsibility, ability, experience, and level of commitment of the executive officer in determining the level of long-term equity incentive awards.

Hedging Policy

At this time, the Company does not have a hedging policy.

Timing of Stock Option Grants

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions or other non-routine grants is tied to the event giving rise to the award, such as the executive officer’s commencement of employment or promotion effective date). As a result, the timing of grants of equity awards, including stock options, occurs independently of the release of any material nonpublic information. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days after the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the NEOs during the fiscal years 2024 and 2023.

			Option	Stock	All Other
			Awards	Awards	Compensation	Total
Name and Principal Position	Year	Salary ($)	($)(7)	($)(8)	($)(9)	($)
John Mazarakis	2024	—	—	800,000	—	800,000
Chief Executive Officer and Co-Executive Chairman(1)	2023	—	—	—	—	—

Amber Shimpa	2024	275,000	402,194	—	—	677,194
President and Corporate Secretary(2)	2023	260,000	164,061	—	176

Joshua N. Rosen	2024	300,000	320,304	471,616	—	1,091,920
Former Chief Executive Officer(3)	2023	300,000	—	—	176	300,176

Tyson Macdonald	2024	15,385	—	800,000	—	815,385
Chief Financial Officer(4)	2023	—	—	—	—	—

Joseph Duxbury	2024	165,808	—	—	—	165,808
Chief Accounting Officer and Former Interim Chief Financial Officer(5)	2023	—	—	—	—	—

Dr. Kyle E. Kingsley	2024	270,000	—	1,750,000	—	2,020,000
Co-Executive Chairman	2023	275,000	682,256	—	176	957,432

Patrick Peters	2024	102,308	68,166	—	—	170,474
Former Executive Vice President of Retail(6)	2023	200,000	—	—	176	200,176

(1)	Mr. Mazarakis was appointed as Co-Executive Chairman of the Board and Chief Executive Officer on December 17, 2024.

(2)	Ms. Shimpa served as Chief Executive Officer from October 10, 2024 to December 17, 2024. Ms. Shimpa currently serves as President of the Company.
(3)	Mr. Rosen resigned as Chief Executive Officer and interim Chief Financial Officer on October 10, 2024.
(4)	Mr. Macdonald was appointed as Chief Financial Officer on December 17, 2024.
(5)	Mr. Duxbury served as Chief Financial Officer from October 10, 2024 to December 17, 2024. Mr. Duxbury currently serves as Chief Accounting Officer of the Company.
(6)	Mr. Peters resigned as Executive Vice President of Retail of Vireo Health, Inc., a wholly-owned subsidiary of the Company, on June 14, 2024.
(7)	The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEO. The assumptions used in calculating the valuations are set forth in Note 17 to the Company’s Audited Financial Statements in the Company Annual Report on Form 10-K.
(8)	The amounts reported in the Stock Awards column reflects aggregate grant date fair value of stock awards and RSUs computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEO. The assumptions used in calculating the valuations are set forth in Note 17 to the Company’s Audited Financial Statements in the Company Annual Report on Form 10-K.
(9)	Consists of life insurance premiums paid on the executive’s behalf.

Employment Agreements

John Mazarakis: On December 17, 2024, in connection with his appointment as Chief Executive Officer of the Company, John Mazarakis entered into an employment agreement with the Company (the “Mazarakis Employment Agreement”). Under the Mazarakis Employment Agreement, the Company agreed to pay Mr. Mazarakis a base salary of $1.00 per annum. On December 17, 2024 (the “Effective Date”) and on each anniversary of the Effective Date, the Company shall issue to Mr. Mazarakis 3,200,000 Subordinate Voting Shares of the Company, which will be fully vested when issued (the “Annual Incentive Shares”). Mr. Mazarakis is entitled to 19,000,000 RSUs settled in Subordinate Voting Shares of the Company (the “Time-Vested RSUs”). The Time-Vested RSUs shall become 50% vested upon the first anniversary of the Effective Date and the balance shall continue to vest at the rate of 12.5% every three months thereafter until fully vested provided that Mr. Mazarakis remains employed by the Company or an affiliate as of each applicable vesting date. Vesting will accelerate and the Time-Vested RSUs will be 100% vested in the event that Mr. Mazarakis is terminated by the Company for any reason other than for Cause (as defined in the Mazarakis Employment Agreement), (ii) upon a resignation by Mr. Mazarakis for Good Reason (as defined in the Mazarakis Employment Agreement), (iii) upon Mr. Mazarakis’ death or Disability (as defined in the Mazarakis Employment Agreement) or upon the consummation of a transaction constituting a Change in Control (as defined in the Mazarakis Employment Agreement). Mr. Mazarakis is entitled to 19,000 RSUs settled in Subordinate Voting Shares of the Company (the “Performance-Vested RSUs”). The Performance-Vested RSUs shall become vested during the Term (as defined below) as follows: 1/3 of the Performance-Vested RSUs shall become vested when the 30-day VWAP of the Company shares exceeds US$0.85, an additional 1/3 shall become vested when the 30-day VWAP exceeds US$1.05 and the final 1/3 shall become vested when the 30-day VWAP exceeds US$1.25. Vesting will accelerate and the Performance-Vested RSUs will become 100% vested in the event that Mr. Mazarakis is terminated by the Company for any reason other than for Cause, upon a resignation by Mr. Mazarakis for Good Reason, upon Mr. Mazarakis’ death or Disability or upon the consummation of a transaction constituting a Change in Control.

Under the Mazarakis Employment Agreement, Mr. Mazarakis is also entitled to certain bonus payments, subject to certain conditions, in the event of (i) the refinancing of any outstanding debt of the Company not less than $80,000,000 at an effective interest rate of not more than 9.75%, (ii) the acquisition or merger with any entity where the total enterprise value of such other entity is $100,000,000 or greater, (iii) a Change of Control transaction, and (iv) the consummation of a transaction raising additional capital at a price per share greater than US$1.50.

Unless terminated at an earlier date in accordance with the Mazarakis Employment Agreement, the term of Mr. Mazarakis’ employment with the Company will be for the period commencing on the Effective Date and ending on the two-year anniversary of the Effective Date (the “Initial Term”). On the two-year anniversary of the Effective Date, and on each succeeding one year anniversary of the Effective Date (each an “Anniversary Date”), the Term shall be automatically extended until the next Anniversary Date (each a “Renewal Term”), subject to termination on an earlier date in accordance with the terms and conditions of the Mazarakis Employment Agreement. The Term shall cease as of the date of Mr. Mazarakis’ termination of employment.

Mr. Mazarakis will be eligible to participate in any employee benefits generally available to other employees.

The post-termination rights and benefits under the Mazarakis Employment Agreement are described below under “Termination and Change in Control Benefits.”

Amber Shimpa: Amber Shimpa entered into an employment agreement with the Company effective December 1, 2020 (the “Initial Shimpa Employment Agreement”). The Initial Shimpa Employment Agreement had a two-year term, and Ms. Shimpa received an annual base salary of US$260,000, with a potential annual cash bonus at the Company’s discretion in an amount determined by the Company’s Chief Executive Officer. The post-termination rights and benefits under the Initial Shimpa Employment Agreement are described below under “Termination and Change in Control Benefits.” We entered into the first, second, third and fourth amendments to the Initial Shimpa Employment Agreement on February 2, 2022, December 14, 2022, February 12, 2023 and December 21, 2023, respectively (collectively, the “Amended Shimpa Employment Agreement”). The Amended Shimpa Employment Agreement, among other things, revised certain termination benefits, provided the terms of equity compensation grants, appointed her President of the Company and Chief Executive Officer of Vireo, and provided a grant of stock options to purchase 750,000 Subordinate Voting Shares and terms thereof, and a $25,000 cash bonus. In connection with Ms. Shimpa’s appoint as Chief Executive Officer, on October 9, 2024, Vireo Health, Inc. entered into a Restated Employment Agreement with Ms. Shimpa (the “Restated Shimpa Employment Agreement”). The Restated Shimpa Employment Agreement provided for Ms. Shimpa’s employment as Chief Executive Officer and President of each of the Company and Vireo Health, Inc. and as Chief Executive Officer and President of certain of the Company’s affiliates and subsidiaries, including Vireo Health of Minnesota, LLC, Vireo Health of New York, LLC, MaryMed, LLC, and HiColor, LLC. The Restated Shimpa Employment Agreement provided for Ms. Shimpa to receive an annual base salary of US $325,000, and Ms. Shimpa was eligible to earn a cash bonus as determined by the Board in its discretion. All equity awards previously granted to Ms. Shimpa remained in full force and effect, and Ms. Shimpa was granted 1,000,000 stock options.

Joshua N. Rosen: On December 4, 2022, Joshua N. Rosen entered into an employment agreement with the Company, whereby the Company agreed to employ Mr. Rosen as its Interim President (the “Rosen President Employment Agreement”). The initial term of the Rosen President Employment Agreement was for one year, or until December 4, 2023, subject to termination on an earlier date in accordance with the terms of the employment agreement, or unless either party gave written notice of termination in accordance with the terms of the employment agreement. Pursuant to the Rosen President Employment Agreement, the Company agreed to pay Mr. Rosen an annual base salary of $300,000, with a potential annual cash bonus at the discretion and in an amount determined by the board of directors of Vireo Health, Inc., and a grant of equity compensation consisting of stock options to purchase 2,000,000 Subordinate Voting Shares. On February 12, 2023, Mr. Rosen and the Company entered into an amendment to the Rosen President Employment Agreement in which he was promoted to Interim Chief Executive Officer of the Company. In connection with Mr. Rosen’s appointment as Chief Executive Officer on May 1, 2024, Mr. Rosen entered into an employment agreement with the Company, effective January 1, 2024 (the “Rosen CEO Employment Agreement”). The Rosen CEO Employment Agreement provided for Mr. Rosen’s appointment to the position of Chief Executive Officer of the Company and for him to continue as the Interim Chief Financial Officer until the Company hired a Chief Financial Officer. Mr. Rosen’s base salary under the Rosen CEO Employment Agreement remained at $300,000, subject to review and adjustment by the Board from time to time. Pursuant to the Rosen CEO Employment Agreement, Mr. Rosen was also eligible to earn an annual cash bonus as determined by the Board in its discretion and, subject to the approval of the Compensation Committee, additional equity grants made at the Company’s discretion. Mr. Rosen also received quarterly awards of RSUs representing shares of Subordinate Voting Shares (“Quarterly Equity Awards”), the number of which was determined by dividing $50,000 by the closing price of the Subordinate Voting Shares on the most recent date prior to the date of grant. The RSUs were granted under the Vireo Health International 2019 Equity Incentive Plan, as amended (the “2019 Plan”), and the RSUs were to become vested upon the first to occur of (i) December 31, 2026 (subject to Mr. Rosen’s continued employment through that date), (ii) termination of Mr. Rosen’s employment other than for Cause (as defined in the Rosen

CEO Employment Agreement) or (iii) Mr. Rosen’s resignation from employment for Good Reason (as defined in the Rosen CEO Employment Agreement). Mr. Rosen also was entitled to participate in the retirement plans, health plans and all other employee benefits made available by the Company.

Tyson Macdonald: On December 17, 2024, in connection with his appointment as Chief Financial Officer of the Company, Tyson Macdonald entered into an employment agreement with the Company (the “Macdonald Employment Agreement”). Under the Macdonald Employment Agreement, the Company agreed to pay Mr. Macdonald an annualized base salary of $500,000, which will be earned by Mr. Macdonald on a pro rata basis as Mr. Macdonald performs services for the Company. For each of the Company’s fiscal years during the Term (as defined below), the Board will conduct a review and establish Mr. Macdonald’s base salary in an amount not less than the base salary in effect for the prior year.

Under the Macdonald Employment Agreement, on the December 17, 2024 (the “Effective Date”) and on each anniversary of the Effective Date, the Company shall issue to Mr. Macdonald a number of subordinate voting shares of the Company determined by dividing US$800,000 by the 10-day VWAP immediately preceding the date of issuance, which will be fully vested when issued. Mr. Macdonald is entitled to 9,500,000 Restricted Stock Units settled in subordinate voting shares of the Company (the “Time-Vested RSU’s”). The Time-Vested RSUs shall become 50% vested upon the first anniversary of the Effective Date and the balance shall continue to vest at the rate of 12.5% every three months thereafter until fully vested provided that Mr. Macdonald remains employed by the Company or an affiliate as of each applicable vesting date. Vesting will accelerate and the Time-Vested RSUs will be 100% vested in the event that the Mr. Macdonald is terminated by the Company for any reason other than for Cause (as defined in the Macdonald Employment Agreement), upon a resignation by Mr. Macdonald for Good Reason (as defined in the Macdonald Employment Agreement), upon Mr. Macdonald’s death or Disability (as defined in the Macdonald Employment Agreement) or upon the consummation of a transaction constituting a Change in Control (as defined in the Macdonald Employment Agreement). Mr. Macdonald is entitled to 9,500,000 Restricted Stock Units settled in subordinate voting shares of the Company (the “Performance-Vested RSU’s”). The Performance-Vested RSU’s shall become vested during the Term (as defined below) as follows: 1/3 of the Performance-Vested RSU’s shall become vested when the 30-day VWAP of the Company shares exceeds US$0.85, an additional 1/3 shall become vested when the 30-day VWAP exceeds US$1.05 and the final 1/3 shall become vested when the 30-day VWAP exceeds US$1.25. Vesting will accelerate and the Performance-Vested RSU’s will become 100% vested in the event that Mr. Macdonald is terminated by the Company for any reason other than for Cause, upon a resignation by Mr. Macdonald for Good Reason, upon Mr. Macdonald’s death or Disability or upon the consummation of a transaction constituting a Change in Control.

Under the Macdonald Employment Agreement, Mr. Macdonald is also entitled to certain bonus payments, subject to certain conditions, in the vent of (i) the refinancing of any outstanding debt of the Company not less than $80,000,000 at an effective interest rate of not more than 9.75%, (ii) the acquisition or merger with any entity where the total enterprise value of such other entity is $100,000,000 or greater, (iii) a Change of Control transaction, and (iv) the consummation of a transaction raising additional capital at a price per share greater than US$1.50.

Unless terminated at an earlier date in accordance with the Macdonald Employment Agreement, the term of Mr. Macdonald’s employment with the Company will be for the period commencing on the Effective Date and ending on the two-year anniversary of the Effective Date (the “Initial Term”). On the two-year anniversary of the Effective Date, and on each succeeding one-year anniversary of the Effective Date (each an “Anniversary Date”), the Term shall be automatically extended until the next Anniversary Date (each a “Renewal Term”), subject to termination on an earlier date in accordance with the terms and conditions of the Macdonald Employment Agreement. The term shall cease as of the date of Mr. Macdonald’s termination of employment.

Mr. Macdonald will be eligible to participate in any employee benefits generally available to other employees.

The post-termination rights and benefits under the Mazarakis Employment Agreement are described below under “Termination and Change in Control Benefits.”

Joseph Duxbury: Joseph Duxbury is an at-will employee. He receives a base salary of $165,808 and is entitled to participate in the 2019 Plan.

Dr. Kyle Kingsley: On December 28, 2020, Dr. Kingsley entered into an employment agreement with Vireo, whereby Vireo agreed to continue to employ Dr. Kingsley as Vireo’s Chief Executive Officer. The initial term of the agreement was for two years, but automatically extended for a one-year term on each succeeding one-year anniversary of the effective date of the agreement, subject to termination on an earlier date in accordance with the terms of the employment agreement, or unless either party gives written notice of non-renewal to the other party at least 180 days prior to automatic extension. Pursuant to this agreement, the Company agreed to pay Dr. Kingsley an annual base salary of $360,000, with a potential annual cash bonus at the Company’s discretion in an amount determined by the Board. On February 2, 2022, Dr. Kingsley and Vireo entered into an amendment to the employment agreement, which provided that (i) he will receive a retention bonus equal to 100% of his annual base salary on the closing date of a change in control transaction, provided he is either still employed by Vireo on such date or any termination of his employment prior thereto was not by Vireo for cause (as defined in the employment agreement) or by him without good reason (as defined in the employment agreement), (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a change in control transaction, provided he is either still employed by Vireo on such date or any termination of his employment prior thereto was not by Vireo for cause or by him without good reason, and (iii) amended the severance payment rights upon termination of employment after a change in control (as defined in his employment agreement) such that if his employment is terminated by Vireo without cause (as defined in his employment agreement) or by him for good reason (as defined in his employment agreement) during the twelve months following a change in control (as defined in his employment agreement), he will receive a lump sum payment equal to 200% of his annual base salary in place at the time. On February 12, 2023, Dr. Kingsley and Vireo entered into a Third Amendment to the employment agreement which (i) provided for Dr. Kingsley’s resignation as Chief Executive Officer and his appointment to the role of Executive Chairman of Vireo, (ii) lowered his annual base compensation to $260,000 per year, notwithstanding anything to the contrary in his employment agreement, and (iii) provides that all calculations of payments due to Dr. Kingsley as a result of a future separation of his employment shall be made as if his base salary were $360,000 per year. All other terms of Dr. Kingsley’s employment agreement, as previously amended, remained in effect.

Patrick Peters: On December 1, 2020, we entered into an employment agreement with Patrick Peters, in which he agreed to serve as Vireo’s Executive Vice President, Retail for an initial term of two years (the “Peters Employment Agreement”). Pursuant to the agreement, Mr. Peters received an annual base salary of $200,000, with a potential annual cash bonus at our Chief Executive Officer’s discretion and in an amount determined by our Chief Executive Officer. We entered into both the first and second amendments to the Peters Employment Agreement on February 2, 2022 (collectively the “Amended Peters Employment Agreement”). The Amended Peters Employment Agreement also provided a grant of stock options to purchase 247,141 Subordinate Voting Shares and a grant of 205,777 restricted stock units, each of which represents the right to receive one Subordinate Voting Share. The Peters Employment Agreement terminated when he resigned from his position effective June 14, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information about outstanding equity awards for the NEOs as of December 31, 2024.

				Equity
				Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised		Option
	Equity Awards (#)	Equity Awards (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date
Dr. Kyle E. Kingsley	435,431	197,924	(1)	—	$1.77	March 14, 2032
	335,701	335,701	(2)	—	0.30	December 14, 2032
	5,100,821	—		—	0.33	May 1, 2028
	—	262,708	(10)	—	—	N/A
	—	679,064	(3)	—	—	N/A
	—	7,000,000	(4)	—	—	N/A
Joshua N. Rosen	39,985	—		—	$1.77	March 14, 2032
	79,468	—		—	0.30	December 14, 2032
	2,000,000	—		—	0.30	December 14, 2032
	—	160,162	(5)	—	0.47	August 22, 2034
	—	250,000	(6)	—	0.47	August 22, 2034
	500,000	—		—	0.50	October 9, 2027
	—	16,565	(11)	—	—	N/A
	—	66,273	(11)	—	—	N/A
	—	121,625	(11)	—	—	N/A
	—	216,450	(11)	—	—	N/A
	—	134,295	(11)	—	—	N/A
	—	500,000	(11)	—	—	N/A
John Mazarakis	—	—		—	—	N/A
Amber Shimpa	1,050,168	—		—	$0.19	January 2, 2028
	1,860,300	—		—	0.33	May 1, 2028
	171,533	77,970	(1)	—	1.77	March 14, 2032
	160,642	160,642	(2)	—	0.30	December 14, 2032
	187,500	562,500	(7)	—	0.25	December 20, 2033
	—	1,000,000	(8)	—	0.48	October 10, 2034
	—	103,491	(10)	—	—	N/A
	—	267,510	(3)	—	—	N/A
Tyson Macdonald	—	—		—	—	N/A
Joe Duxbury	49,310	—		—	$0.16	September 10, 2030
	30,000	—		—	0.16	November 29, 2030
	16,493	7,498	(1)	—	0.16	March 14, 2032
	25,000	25,000	(2)		0.17	January 3, 2033
	7,500	22,500	(9)	—	0.25	December 20, 2033
Patrick Peters	62,465	—		—	$1.13	November 19, 2029
	406,250	—		—	1.19	November 29, 2030
	95,963	—		—	1.77	March 14, 2032

77,228	—		—	0.30	December 14, 2032
53,073	—		—	—	N/A
—	68,592	(3)	—	—	N/A

(1)	Company Options vest quarterly in equal amounts, with the final tranche vesting on March 31, 2026.
(2)	Company Options vest quarterly in equal amounts, with the final tranche vesting on December 31, 2026.
(3)	Company RSUs that settle on the third anniversary of the grant date December 14, 2022.
(4)	Company RSUs that 50% vest on December 17, 2025, and vest in 12.5% installments every quarter thereafter until fully vested on December 17, 2026. Once vested, these RSUs only settle upon separation from service
(5)	Company Options that fully vest on August 22, 2025.
(6)	Company Options that vest in 25% installments on the anniversary of the grant date until fully vested on August 23, 2028.
(7)	25% of these Company Options vest on December 31, 2024, and the remainder will vest ratably on the last day of each calendar quarter until fully vested on December 31, 2027.
(8)	50% of these Vireo Options vest on October 10, 2025, and the remainder will vest on October 10, 2026.
(9)	Company Options vest quarterly in equal amounts, with the final tranche vesting on December 31, 2027.
(10)	Company RSUs that settle on the third anniversary of the grant date March 15, 2022.
(11)	Company RSUs that settled on February 3, 2025.

Retirement Benefit Plans

The Company did not offer any retirement benefit plans to executives in 2024.

Termination and Change in Control Benefits

As described in more detail above, the Company entered into employment agreements with Mr. Mazarakis, Ms. Shimpa, Dr. Kingsley and Mr. Macdonald. The following describes the benefits to which each of these NEOs is entitled under his or her employment agreement upon certain events. Under their respective agreements, none of the NEOs is eligible for any post-termination benefits in the event of termination for Cause (as defined below) or without Good Reason (as defined below).

John Mazarakis

If Mr. Mazarakis’ employment with the Company is terminated during the term of his employment agreement by the Company without Cause or by Mr. Mazarakis for Good Reason, then the Company will, in addition to paying Mr. Mazarakis’ base salary and other compensation earned through the termination date, (a) pay an amount equal to one hundred percent (100%) of his annualized base salary as of the termination date, less all legally required and authorized deductions and withholdings, (b) accelerate the vesting of any equity incentive awards issued to Mr. Mazarakis that remain subject to any time or performance vesting criteria as of the termination date such that the equity incentive awards become fully vested as of the termination date, (c) pay any other incentive compensation, including, without limitation, any bonus payments earned but unpaid as of the termination date, (d) reimburse Mr. Mazarakis for the cost of continuation of health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), through the earliest of: (i) the twelve month anniversary of the termination date, (ii) the date Mr. Mazarakis becomes eligible for group health insurance coverage from any other employer, or (iii) the date Mr. Mazarakis is no longer eligible to continue his group health insurance coverage under applicable law, and (e) pay up to US$10,000 for outplacement services by an outplacement services provider selected by Mr. Mazarakis. The foregoing severance benefits are conditioned upon Mr. Mazarakis signing and not revoking a release of claims following his termination date. Under the Mazarakis Employment Agreement, Cause means (i) gross misconduct following a final determination by a court of competent jurisdiction; or (ii) fraud or embezzlement following a final determination by a court of competent jurisdiction. Good Reason means (i) a material diminution in responsibilities, authority or duties or a change in title or reporting responsibility, (ii) a material diminution in salary, other than a general reduction in base salaries that affects all similarly situated Company employees in substantially the same proportions, (iii) a material diminution in incentive compensation opportunities, (iv) a relocation of principal place of employment to a location more than 50 miles from his principal place of employment on the Effective Date, or (v) the material breach of the Mazarakis Employment Agreement by the Company, provided, however, that Good Reason shall not exist unless Mr. Mazarakis has first provided written notice to the Company of the initial occurrence of one or more of the conditions under clauses (i) through (iv) within 30 days of the condition’s occurrence, such condition is not fully remedied by the Company within 30 days after the Company’s receipt of written notice from Mr. Mazarakis, and the termination date as a result of such event occurs within 90 days after the initial occurrence of such event.

If Mr. Mazarakis’ employment is terminated by reason of his death or disability, then the Company shall (a) accelerate the vesting of any equity incentive awards issued to Mr. Mazarakis that remain subject to any time or performance vesting criteria as of the termination date such that the equity incentive awards become fully vested as of the termination date, and (b) pay any other incentive compensation, including, without limitation, any bonus payments earned but unpaid as of the termination date.

Amber Shimpa and Dr. Kyle Kingsley

If Ms. Shimpa’s or Dr. Kingsley’s employment with the Company is terminated during the term by the Company without Cause or by Ms. Shimpa or Dr. Kingsley, respectively, for Good Reason before a Change in Control (as defined below), Ms. Shimpa and Dr. Kingsley would be entitled to: (i) severance equal to 200% of her or his annualized base salary as of the termination date, less all legally required and authorized deductions and withholdings, and (ii) continued participation in the Company’s health insurance, with the Company paying the portion of the premiums it would pay if she or he were still an employee, through the earliest of: (a) the 18 months anniversary of the termination date for Ms. Shimpa and 6 months after termination for Dr. Kingsley, (b) the date she or he becomes eligible for group health insurance coverage from any other employer, or (c) the date she or he is no longer eligible to continue her group health insurance coverage with the Company under applicable law. In addition, all outstanding equity grants held by Ms. Shimpa as of the termination date that are not otherwise vested shall become vested and, in the case of stock options, immediately exercisable.

If Ms. Shimpa’s or Dr. Kingsley’s employment with the Company is terminated during the term by the Company without Cause or by Ms. Shimpa or Dr. Kingsley, respectively for Good Reason within 12 months after a Change in Control (as defined below), Ms. Shimpa and Dr. Kingsley would be entitled to: (i) severance equal to 200% of her annualized base salary as of the termination date for Ms. Shimpa and several equal to 50% of his annualized base salary as of the termination date for Dr. Kingsley, in each case less all legally required and authorized deductions and withholdings, (ii) continued participation in the Company’s health insurance, with the Company paying the portion of the premiums it would pay if Ms. Shimpa were still an employee, through the earliest of: (a) the 18 months anniversary of the termination date for Ms. Shimpa and 12 months after termination for Dr. Kingley, (b) the date she or he becomes eligible for group health insurance coverage from any other employer, or (c) the date she or he is no longer eligible to continue her group health insurance coverage with the Company under applicable law, and (iii) payment of up to $10,000.00 for outplacement services by an outplacement services provider selected by her or him.

If Ms. Shimpa’s or Dr. Kingsley’s, employment with the Company is terminated by the Company for Cause, by her or him other than for Good Reason or due to her or his death or disability, Ms. Shimpa and Dr. Kingsley, respectively, are not eligible for any post-termination benefits.

For purposes of the Restated Shimpa Employment Agreement and Dr. Kingsley’s amended employment agreement, Cause means (i) material failure to perform her or his job duties competently as reasonably determined by the Board and as set forth in any applicable job descriptions, (ii) gross misconduct which the Board reasonably determines is (or will be if continued) demonstrably and materially damaging to the Company, (iii) fraud, misappropriation or embezzlement; (iv) an act or acts of dishonesty intended to result in gain or personal enrichment at the expense of the Company, (v) conviction of or plea of nolo contendere to a felony regardless of whether involving the Company and whether or not committed during the course of employment, other than with respect to any criminal penalties related to the illegality of possessing or using Marijuana under the Controlled Substance Act, 21 U.S.C. Section 812(b); (vi) violation of the Company’s Code of Conduct, Employee Handbook or other material written policy, as reasonably determined by the Board, or (vii) the material breach of the Restated Shimpa Employment Agreement or Dr. Kingsley’s amended employment agreement, respectively, of the Restrictive Covenants Agreement.

For purposes of the Restated Shimpa Employment Agreement and Dr. Kingsley’s amended employment agreement, Good Reason means the initial occurrence of any of the following events without Ms. Shimpa’s or Dr. Kingsley’s respective consent: (i) a material diminution in responsibilities, authority or duties for any of the positions held by (without taking into account a change in title in and of itself), (ii) a material diminution in base salary, other than a general reduction in base salaries that affects all similarly situated Company employees in substantially the same proportions, (iii) a relocation of her or his principal place of employment that increases her or his commute and is more than 50 miles from her or his principal placement of employment of the effective date of the Restated Shimpa Employment Agreement or Dr. Kingsley’s amended employment agreement, respectively, or (iv) the material breach of the Restated Shimpa Employment Agreement or Dr. Kingsley’s amended employment agreement, respectively by the Company, provided, however, that Good Reason shall not exist unless she or he has first provided written notice to the Company of the initial occurrence of one or more of the conditions under (i) through (iv) within 30 calendar days of the condition’s occurrence, such condition is not fully remedied by the Company within 30 calendar days after the Company’s receipt of written notice from Ms. Shimpa or Dr. Kingsley, respectively, and the termination date as a result of such event occurs 90 calendar days after the initial occurrence of such event.

In addition, pursuant to the Restated Shimpa Employment Agreement, Ms. Shimpa will receive a cash retention bonus equal to 50% of her annual basis salary on the closing date of a Change in Control Transaction, with payment contingent on Ms. Shimpa’s continued employment through the date of the closing of the Change in Control Transaction. If Ms. Shimpa’s employment is terminated prior to the closing by the Company without Cause or by Ms. Shimpa for Good Reason, she shall be treated for these purposes as though she was employed through the closing of the Change in Control Transaction. Pursuant to the Dr. Kingsley’s amended employment agreement, Dr. Kingsley will (i) receive a cash retention bonus equal to 100% of his annual base salary on the closing date of a Change in Control Transaction, provided he is either still employed by the Company on such date or any termination of his employment prior thereto was not by the Company for Cause or by him for Good Reason, and (ii) previously granted equity awards that remain unvested will vest immediately prior to the closing date of a Change in Control transaction. Dr. Kingsley’s amended employment agreement also provides that his severance payment rights upon termination of employment after a Change in Control such that if his employment is terminated by the Company without Cause (as defined in his employment agreement) or by him for Good Reason (as defined in his employment agreement) during the twelve months following a Change in Control, he will receive a lump sum cash payment equal to 200% of his annual base salary in place at the time. If Dr. Kingsley’s employment is terminated without Cause or for Good Reason, and a Change in Control occurs (i) within six months after his termination date or (ii) within one year after his termination date, he is entitled to an additional cash payment equal to 50% of his annualized base salary in a lump sum payment no later than 10 days after the Change in Control.

For purposes of the Restated Shimpa Employment Agreement and Dr. Kingsley’s amended employment agreement, Change in Control means a change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any one person, or more than one person acting as a group (“Person”) acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. For this purpose, gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Tyson Macdonald

If Mr. Macdonald’s employment with the Company is terminated during the term of his employment agreement by the Company without Cause or by Mr. Macdonald for Good Reason, then the Company will, in addition to paying Mr. Macdonald’s base salary and other compensation earned through the termination date, (a) pay an amount equal to one hundred percent (100%) of his annualized base salary as of the termination date, less all legally required and authorized deductions and withholdings, (b) accelerate the vesting of any equity incentive awards issued to Mr. Macdonald that remain subject to any time or performance vesting criteria as of the termination date such that the, (c) pay any other incentive compensation, including, without limitation, any bonus payments earned but unpaid as of the termination date, (d) reimburse Mr. Macdonald for the cost of continuation of health coverage pursuant to the COBRA, through the earliest of: (i) the twelve month anniversary of the termination date, (ii) the date Mr. Macdonald becomes eligible for group health insurance coverage from any other employer, or (iii) the date Mr. Macdonald is no longer eligible to continue his group health insurance coverage under applicable law, and (e) pay up to US$10,000 for outplacement services by an outplacement services provider selected by Mr. Macdonald. The foregoing severance benefits are conditioned upon Mr. Macdonald signing and not revoking a release of claims following his termination date.

Separation and Consulting Agreement

On October 10, 2024, Mr. Rosen resigned as Chief Executive Officer and Interim Chief Financial Officer of the Company. In conjunction with his resignation, Mr. Rosen and the Company entered into a separation agreement (the “Separation Agreement”) dated October 9, 2024 that provides, among other things, for the grant of 500,000 RSUs, which vest in 12 equal installments commencing January 1, 2025 and ending on December 1, 2025 and 500,000 immediately exercisable stock options with an exercise price per share of US$0.50. Such options expire October 9, 2027. Further, Mr. Rosen will receive salary continuation for two years at a rate of US$300,000 per year. Pursuant to the Separation Agreement, the vesting of 250,000 options granted to Mr. Rosen in August 2024 were accelerated and are exercisable until October 9, 2027.

On October 10, 2024, the Company’s wholly-owned subsidiary Vireo Health, Inc. and Mr. Rosen entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Rosen will be paid consulting fees at a rate of US$1,000 per hour for his advice and involvement with certain litigation between the Company and Verano.

On June 14, 2024, Mr. Peters resigned as Executive Vice President, Retail of Vireo Health, Inc., a wholly-owned subsidiary of the Company. Mr. Peters did not receive any additional compensation in connection with his resignation.

Equity Incentive Plan

Death or Disability

In the event of the termination of a participant’s employment due to death or disability, the participant’s vested Company options will remain exercisable for six months after the termination date and unvested Company options will be terminated. Company options unexercised during that time period will be terminated.

Change in Control

In the event of a merger of the Company with or into another corporation or other entity or a Change in Control (as defined below), each outstanding award will be treated as the administrator determines (subject to the provisions of the following paragraph) without a participant’s consent, including, without limitation, that (A) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (B) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or Change in Control; (C) outstanding awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an award will lapse, in whole or in part prior to or upon consummation of such merger or Change in Control, and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or Change in Control; (D) (I) the termination of an award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment), or (II) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (E) any combination of the foregoing. In taking any of the foregoing actions, the administrator does not have to treat all awards, all awards held by a participant, or all awards of the same type, similarly.

In the event that the successor corporation does not assume or substitute for the award (or portion thereof), the participant will fully vest in and have the right to exercise all of his or her outstanding Company options, including those not otherwise vested or exercisable, and the Company options will be exercisable for a period of time determined by the administrator.

An award will be considered assumed if, following the merger or Change in Control, the award confers the right to purchase or receive, for each Company Share subject to the award immediately prior to the merger or Change in Control, the consideration (whether stock, cash, or other securities or property) received in the merger or Change in Control by holders of Subordinate Voting Shares for each Company Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Company Shares); provided, however, that if such consideration received in the merger or Change in Control is not solely common shares of the successor corporation or its parent, the administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of a Company option for each Company Share subject to such award, to be solely common shares of the successor corporation or its parent equal in fair market value to the per share consideration received by holders of Subordinate Voting Shares in the merger or Change in Control.

For purposes of the Equity Incentive Plan, Change in Control means the occurrence of any of the following events:

i.Change in Ownership of the Company. A change in the ownership of the Company which occurs on the date that a Person acquires ownership of the stock of the Company that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of the Company, except that any change in the ownership of the stock of the Company as a result of a private financing of the Company that is approved by the Board will not be considered a Change in Control.
ii.	Change in Effective Control of the Company. If the Company has a class of securities registered pursuant to Section 12 of the Exchange Act, a change in the effective control of the Company which occurs on the date that a majority of members of the Board is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of this clause (ii), if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change in Control.
iii.	Change in Ownership of a Substantial Portion of the Company’s Assets. A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. For purposes of this subsection (iii), gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.
iv.	Persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase, or acquisition of stock, or similar business transaction with the Company.
v.	Notwithstanding the foregoing, a transaction will not be deemed a Change in Control unless the transaction qualifies as a change in control event within the meaning of Code Section 409A, as it has been and may be amended from time to time, and any proposed or final Treasury Regulations and Internal Revenue Service guidance that has been promulgated or may be promulgated thereunder from time to time.
vi.	Further and for the avoidance of doubt, a transaction will not constitute a Change in Control if: (A) its sole purpose is to change the jurisdiction of the Company’s incorporation, or (B) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction

Other Termination

For any other termination of employment, vested Company options remain exercisable for two years after the termination date and any unvested Company options and vested Company options not exercised during this time period will be terminated.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Our Equity Compensation Plans

Vireo adopted the 2019 Incentive Plan effective March 18, 2019, permitting the grant of Awards, as more fully described below. In addition, from time to time, we may grant Options as incentives or compensation mechanisms for executives and directors pursuant to their employment agreements.

Equity Compensation Plans

The following table sets forth, as of December 31, 2024, securities authorized for issuance under each of the 2018 Equity Incentive Plan (the “2018 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and any equity issued under an employment agreement. All outstanding options under the 2018 Equity Incentive Plan, as well as all outstanding compensation warrants, settle in Subordinate Voting Shares. Outstanding options and under the 2019 Equity Incentive Plan settle in either Subordinate Voting Shares of Vireo or Multiple Voting Shares, at the Company’s option. All restricted stock units issued under the 2019 Equity Incentive Plan or an employment agreement settle in Subordinate Voting Shares. Figures below are presented on an as-converted basis.

	Number of
	securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and RSUs	warrants and RSUs	compensation plans
Equity compensation plans approved by security holders	20,200,248	$0.57	16,414,731
Equity compensation plans not approved by security holders	22,359,916	$0.28	—
Total	42,560,164	$0.42	16,414,731

At December 31, 2024, the following Awards were outstanding under the 2019 Incentive Plan: (1) Options exercisable for a total of 9,963,624 Shares, representing 2.7% of the then outstanding number of Shares; and (2) RSUs covering the right to receive a total of 10,226,623 Shares, representing 2.8% of the then outstanding number of Shares.

At December 31, 2024, the following Awards were outstanding outside of the 2019 Incentive Plan: (1) Options exercisable for a total of 21,269,009 Shares, representing 5.8% of the then outstanding number of Shares; and (2) RSUs covering the right to receive a total of 1,100,907 Shares, representing 0.3% of the then outstanding number of Shares.

As of December 31, 2024, an aggregate of 16,414,731 Shares remained available for issuance under the 2019 Incentive Plan, representing approximately 4.5% of the then outstanding number of Shares. No Shares are reserved and available for issuance outside of the 2019 Incentive Plan.

In January 2019, the Company adopted the 2019 Plan, which was approved by shareholders. Subject to adjustment provisions as provided in the 2019 Plan, the maximum number of Subordinate Voting Shares that may be issued under the 2019 Equity Incentive Plan is equal to 10% of the number of issued and outstanding Subordinate Voting Shares from time to time, on an as converted to Subordinate Voting Shares basis. No future awards will be made under the 2018 Plan. Awards under the 2019 Plan may be made in any form permitted under the 2019 Plan, in any combinations approved by the Board of Directors. For the purposes of this report, the term “as converted to Subordinate Voting Shares basis” includes the conversion of the Multiple Voting Shares and Super Voting Shares into Subordinate Voting Shares. See “Summary of Terms and Conditions of the 2019 Incentive Plan” below.

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

Purpose

The purpose of the 2019 Incentive Plan is to enable Vireo and its affiliated companies to: (i) attract and retain the best available personnel for positions of substantial responsibility for Vireo, (ii) to provide additional incentive to employees, directors, and consultants of Vireo, and (iii) to promote the success of Vireo’s business.

The 2019 Incentive Plan permits the grant of Awards, as defined herein and more fully described below.

Eligibility

Any employees, officers, directors, or consultants of Vireo or its affiliated companies are eligible to participate in the 2019 Incentive Plan if selected by the administrator of the 2019 Incentive Plan, being the Compensation Committee, failing which the administrator of the Plan will be the Board (the "Participants"). The basis of participation of an individual under the 2019 Incentive Plan, and the type and amount of any Award that an individual will be entitled to receive under the 2019 Incentive Plan, will be determined by the Compensation Committee or the Board based on its judgment as to the best interests of Vireo and its shareholders, and therefore cannot be determined in advance.

The maximum number of Shares that may be issued under the 2019 Incentive Plan is 10% of the Shares outstanding from time to time (assuming the conversion of all Multiple Voting Shares into Subordinate Voting Shares). Any Shares subject to an Award under the 2019 Incentive Plan that are forfeited, surrendered, cancelled, repurchased, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant are again available for Awards under the 2019 Incentive Plan. Notwithstanding the foregoing, the maximum number of Shares that may be issued pursuant to the exercise of ISOs is 36,715,363 plus the number of Shares that are again available as a result of the previous sentence, to the extent allowable under the United States Internal Revenue Code of 1986, as amended (the "Code") and the Treasury Regulations under the Code.

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

Under the terms of the 2019 Incentive Plan, the exercise price of the Options will not be less than 100% of the “Fair Market Value” per Share on the date of grant. The “Fair Market Value” on any date means (i) the closing price of the Shares on an established stock exchange on such date, (ii) if the Shares are regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value will be the mean between the high bid and low asked prices for the Shares on the day of determination, or (iii) in the absence of an established market for the Shares, the Fair Market Value will be determined in good faith by the Compensation Committee or the Board. Notwithstanding the foregoing, in the case of (i) above, as the Shares are listed on the CSE, for the purposes of establishing the exercise price of any Options, the Fair Market Value shall not be lower than the greater of the closing market price of the Subordinate Voting Shares on the CSE on (A) the trading day prior to the date of grant of the Options, and (B) the date of grant of the Options. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Vireo, the per Share exercise price will be no less than 110% of the Fair Market Value per Share on the date of grant.

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

If a Participant ceases to be an employee, officer, director or consultant of Vireo or an affiliated company, other than upon the Participant’s termination as the result of the Participant’s death or disability, the Participant may exercise his or her Option within 30 days of termination, or such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent that the Option is vested on the date of termination. If a Participant ceases to be an employee, officer, director or consultant of Vireo or an affiliated company as a result of the Participant’s disability, the Participant may exercise his or her Option within 6 months of termination, or such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent the Option is vested on the date of termination. If a Participant dies while an employee, officer, director or consultant of Vireo or an affiliated company, the Option may be exercised within 6 months following the Participant’s death, or within such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent that the Option is vested on the date of death, by the Participant’s designated beneficiary or personal representative or in accordance with the will or the laws of descent. In the case of any unvested Options, the Shares covered by the Option will revert to the 2019 Incentive Plan. Notwithstanding the foregoing, at any time after the grant of an Option, the Compensation Committee or the Board, in its sole discretion, may reduce or waive the vesting criteria applicable to the Option.

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

In the event of any dividend, recapitalization, forward or reverse stock split, reorganization, merger, consolidation, split-up, split-off, combination, repurchase or exchange of Shares or other securities of Vireo, or other change in the corporate structure of Vireo affecting the Shares occurs, the Compensation Committee or the Board will make such adjustment, which is appropriate in order to prevent diminution or enlargement of the benefits or potential benefits to Participants under the 2019 Incentive Plan, to the number and class of shares of stock that may be delivered under the 2019 Incentive Plan and/or the number, class, and price of shares of stock covered by each outstanding Award.

In the event of a merger of Vireo with or into another entity or a change in control, each outstanding Award will be treated as the Compensation Committee or Board determine without a Participant’s consent, including, without limitation, that (A) Awards will be assumed, or substantially equivalent Awards will be substituted, by the acquiring or succeeding corporation with appropriate adjustments as to the number and kind of shares and prices; (B) upon written notice to a Participant, that the Participant’s Awards will terminate upon or immediately prior to the consummation of such merger or change in control; (C) outstanding Awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an Award will lapse, in whole or in part prior to or upon consummation of such merger or change in control, and, to the extent the Compensation Committee or the Board determine, terminate upon or immediately prior to the effectiveness of such merger or change in control; (D) (I) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such Award or realization of the Participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the Compensation Committee or the Board determines in good faith that no amount would have been attained upon the exercise of such Award or realization of the Participant’s rights, then such Award may be terminated by Vireo without payment), or (II) the replacement of such Award with other rights or property selected by the Compensation Committee or Board in its sole discretion; or (E) any combination of the foregoing. In the event that the successor corporation does not assume or substitute for the Award (or portion thereof), the Participant will fully vest in and have the right to exercise all of his or her outstanding Options and SARs, including Shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse, and, with respect to Awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

The grant of an Award shall not be construed as giving a Participant the right to be retained as an employee, officer of consultant of Vireo or any affiliate company, nor will it affect in any way the right of Vireo or an affiliate company to terminate a Participant’s employment or engagement at any time, with or without cause, in accordance with applicable law.

Tax Withholding

Vireo may take such action as it deems appropriate to ensure that all applicable federal, state, local, foreign or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant.

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth the beneficial ownership of Vireo’s Shares as of February 15, 2025 for (i) each member of the Board, (ii) each NEO, (iii) each person known to Vireo to be the beneficial owner of more than 5% of Vireo’s securities, and (iv) the directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities of which a person has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each beneficial owner listed in the table has sole voting and investment power with regard to the Goodness Shares owned by such person. The ownership percentages are based on the following Goodness Shares outstanding at the close of business on February 15, 2025: 339,336,633 Subordinate Voting Shares, 278,170 Multiple Voting Shares.

	Subordinate			Multiple
	Voting Shares			Voting Shares		Total(1)
			% of		% of	Number of
			Total		Total	Capital	% of
	Number		Subordinate	Number	Multiple	Stock	Total
	Beneficially		Voting	Beneficially	Voting	Beneficially	Capital
Name and Address of Beneficial Owner	Owned		Shares	Owned	Shares	Owned	Stock
Chicago Atlantic Opportunities, LLC(2)	100,059,447	(2)	29.0%	—	—	100,059,447	26.8%
CA PIPE SPV, LLC(3)	32,032,000	(3)	9.4%	—	—	32,032,000	8.7%
FarmaceuticalRX LLC(4)	31,184,875	(4)	9.2%	—	—	31,184,875	8.5%
NEOs and Directors
Dr. Kyle E. Kingsley	12,675,761	(5)	3.7%	—	—	12,675,761	3.4%
Joshua N. Rosen	838,226		*	—	—	838,226	*
John Mazarakis	3,200,000	(6)	*	—	—	3,200,000	*
Amber Shimpa	3,639,713		1.1%	8,521	3.1%	4,491,813	1.2%
Tyson Macdonald	2,840,000	(7)	*	—	—	2,840,000	*
Joe Duxbury	137,803	(8)	*	—	—	137,803	*
Patrick Peters	694,979	(9)	*	—	—	694,979	*
Ross M. Hussey	703,243	(10)	*	16,803	6.0%	2,383,543	*
Victor E. Mancebo	637,627	(11)	*	—	—	637,627	*
Judd T. Nordquist	1,082,347	(12)	*	845	*	1,166,847	*
Directors and executive officers as a group (7 persons)(13)	24,778,691		7.1%	26,169	9.4%	27,395,591	7.2%

* Represents less than 1%

(1)	Total share values assume all outstanding Multiple Voting Shares have been converted to Subordinate Voting Shares. Each Multiple Voting Share is convertible into 100 Subordinate Voting Shares.
(2)	Reflects the Vireo Shares as reported on Form 4 filed with the SEC on August 2, 2024 on behalf of Chicago Atlantic Credit Opportunities, LLC (“CACO”), Chicago Atlantic Advisers, LLC (“CAA”), Chicago Atlantic Group GP, LLC (“CAGGP”), Chicago Atlantic Group, LP (“CAG”), Chicago Atlantic GP Holdings, LLC (“CAGPH”), Chicago Atlantic Manager, LLC (“CAM”), Chicago Atlantic Opportunity GP, LLC (“CAOGP”), Chicago Atlantic Opportunity Portfolio, LP (“CAOP”). CAGGP is the general partner of CAG, which is the managing member of CAA, which is the investment manager of CACO and CAOP. CAGPH is the managing member of CAM, which is the managing member of CACO. CAGPH is also the sole member of CAOGPm which is the general partner of CAOP. The business address for the foregoing entities is 420 N Wabash Ave, Suite 500, Chicago, Illinois 60611. Additionally, this reflects 6,091,179 exercisable warrants held collectively by the aforementioned entities.
(3)	Reflects the Vireo Shares as reported on Schedule 13G filed with the SEC on December 31, 2024 on behalf of by CA PIPE SPV, LLC. CA PIPE SPV, LLC has sole voting and dispositive power over 32,032,000 subordinate voting shares. The business address for CA PIPE SPV, LLC is 1680 Michigan Avenue, Suite 700, Miami Beach, Florida 33139.
(4)	Reflects 31,184,875 shares acquired by FarmaceuticalRX LLC in the Equity Raise.

(5)	Includes 5,953,500 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025, and 262,708 Vireo RSUs that settle in Subordinate Voting Shares within 60 days of February 15, 2025.
(6)	Includes 2,619,453 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025.
(7)	Includes 3,512,692 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025, and 103,491 Vireo RSUs that settle in Subordinate Voting Shares within 60 days of February 15, 2025.
(8)	Includes 134,803 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025.
(9)	Includes 641,906 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025, and 53,073 Vireo RSUs that settle in Subordinate Voting Shares within 60 days of February 15, 2025.
(10)	Includes 670,073 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025, and 33,170 Vireo RSUs that settle in Subordinate Voting Shares within 60 days of February 15, 2025.
(11)	Includes 604,457 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025, and 33,170 Vireo RSUs that settle in Subordinate Voting Shares within 60 days of February 15, 2025.
(12)	Includes 1,025,647 Vireo Options to purchase Subordinate Voting Shares that are exercisable within 60 days of February 15, 2025, and 33,170 Vireo RSUs that settle in Subordinate Voting Shares within 60 days of February 15, 2025.
(13)	Includes all directors and current executive officers

Item 13.Certain Relationships and Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

A related party transaction includes any transaction or proposed transaction in which Vireo is or will be a participant, the aggregate amount involved exceeds the lesser of $120,000 or 1% of the average of Vireo’s total assets at year-end for the last two completed fiscal years, and any related party has or will have a direct or indirect material interest. Related parties include any person who is or was (since January 1, 2023, even if such person does not presently serve in that role) an executive officer or director of the Company, any shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons. The Audit Committee is charged with oversight over related party transactions in which the Company is a participant.

Transactions with Related Parties

CAG, of which Mr. Mazarakis serves as partner, is an affiliate of the Agent. Given his ownership interest in the Agent and its affiliates, Mr. Mazarakis has an approximate 29% interest in the Company’s transactions with the Agent. As detailed in prior filings by the Company, on March 31, 2023, the Company executed a fifth amendment to its Credit Facility with the Agent. The amended Credit Facility extended the maturity date on the Company’s Delayed Draw Loans to April 30, 2024, through the issuance of 15,000,000 Subordinate Voting Shares in lieu of a cash extension fee. These 15,000,000 shares were valued at $1,407,903 and considered a deferred financing cost.

On April 28, 2023, the Company closed on a convertible debt facility with the Agent, which enabled the Company to access up to $10,000,000 in aggregate principal amount of theConvertible Notes. The convertible debt facility had a term of three years, with an annual interest rate of 12.0%: 6.0% cash and 6.0% paid-in-kind interest. The Company ultimately drew down the full $10,000,000. For each tranche advanced, the principal amount of Convertible Notes outstanding, plus all paid-in-kind interest and all other accrued but unpaid interest thereunder, was convertible into Subordinate Voting Shares of the Company at the option of the holders at any time by written notice to the Company. If the Convertible  Notes were not converted, the outstanding principal amount and unpaid paid-in-kind interest was due on April 30, 2026.

In connection with the Convertible Notes, the Company issued 6,250,000 warrants to purchase Subordinate Voting Shares to the lenders. These warrants had a five-year term, a strike price of $0.145, and were valued at $497,055.

On April 30, 2024, the Company entered into a seventh amendment to the Credit Facility with the Agent, which extended the maturity date of the Credit Facility to June 14, 2024. On June 14, 2024, the Company entered into the eighth amendment to the Credit Facility to extend the maturity date on the Company’s Credit Facility to July 31, 2024.

On July 31, 2024, the Company entered into a waiver and ninth amendment to the Credit Facility pursuant to which the Agent and the lenders party thereto waived the event of default under the Credit Agreement resulting from the Company’s failure to complete the disposition of its New York operations on or prior to January 1, 2024, extended the maturity date on the Company’s loans under the Credit Facility to January 29, 2027, adjusted and extended the deadline with respect to the Company’s ongoing disposition of its New York operations through July 31, 2025, and amended certain financial measure definitions and covenants within the Credit Agreement.

On July 31, 2024 and in connection with the ninth amendment to the Credit Facility, the Company issued 12,500,000 Subordinate Voting Shares to the lenders party to the Credit Facility in consideration for the lenders’ entry into such amendment.

On July 31, 2024, certain holders of the Convertible Notes notified the Company of their intent to voluntarily convert all of the outstanding Convertible Notes. The Convertible Notes had an outstanding balance of approximately US$10.5 million, carried an interest rate of 12.0% per annum, and were convertible into Subordinate Voting Shares of the Company at an exercise price of $0.145. As a result of the conversion, the Company issued 73,016,061 Subordinate Voting Shares to such holders of Convertible Notes.

On November 1, 2024, the Company entered into a joinder and tenth amendment to the Credit Facility which provided a new convertible note facility (the “2024 Convertible Notes”) with a maximum principal amount of US$10 million. The 2024 Convertible Notes mature November 1, 2027, have a cash interest rate of 12.0% per year, are convertible into that number of the Company’s Subordinate Voting Shares determined by dividing the outstanding principal amount plus all accrued but unpaid interest on the 2024 Convertible Notes on the date of such conversion by a conversion price of US$0.625 per share.

As of December 31, 2024, US$67,945,560 in aggregate principal amount was outstanding under the various tranches provided by the Credit Facility pursuant to the Credit Facility with Agent, and US$10,000,000 was outstanding under the 2024 Convertibles Notes. These tranches accrue interest at varying rates as set forth in the Credit Facility including (i) a senior secured delayed draw term loan of up to US$55,000,000 that accrues interest at the U.S. prime rate plus 10.375%, payable monthly in cash and 2.75% per annum paid in kind interest payable monthly, (ii) a loan for US$4,200,000 that accrues interest at a cash interest rate of 15% per annum and 2.00% per annum paid in kind interest payable monthly, (iii) a $1,200,000 term loan which accrues interest a rate of 12.0%, and (iv) 2024 Convertible Notes that accrues interest at 12% per annum payable monthly. From January 1, 2023 to December 31, 2024, the Company paid a total of US$84,000 in principal and US$22,803,341 in interest under the various tranches of the Credit Facility and US$177,534 in interest under the 2024 Convertible Notes. As of December 31, 2024, there were no amounts outstanding under the Convertible Notes as all of the outstanding Convertible Notes were converted into Subordinate Voting Shares on July 31, 2024. From January 1, 2023 to December 31, 2024, the Company paid an aggregate amount of US$587,329 in interest on the Convertible Notes, which accrued interest at an annual interest rate of 12.0%, including 6.0% cash and 6.0% paid-in-kind.

On December 17, 2024, CA PIPE SPV, LLC entered into the Subscription Agreements in connection with the sale by the Company of 129,536,875 Subordinate Voting Shares at a cash price of US$0.625 per share for total proceeds to the Company of US$80,960,547. CA PIPE SPV, LLC purchased US$20,020,000 of Subordinate Voting Shares. As a partner of CAM, the manager of CA PIPE SPV, LLC, Mr. Mazarakis, has a direct material interest in the Equity Raise. The value of Mr. Mazarakis’ interest in the Equity Raise is approximately US$5,800,000.

On December 27, 2024, the Company paid CAG $712,720 in consulting fees related to the Mergers.

Prior to his appointment as the Company’s Chief Executive Officer, Tyson Macdonald represented Deep Roots in the Deep Roots Merger as a Managing Partner for TrueRise Capital, which provided strategic financial advisory services to Deep Roots in connection with the Deep Roots Merger. Mr. Macdonald owns 60% of the equity interests of TrueRise Capital. As of the filing of this Annual Report on Form 10-K, Deep Roots has $260,000 of fees outstanding to TrueRise Capital in connection with certain financial advisory services provided by TrueRise Capital to Deep Roots, including in connection with the Deep Roots Merger. TrueRise Capital is also entitled to a fee equal to 1.5% of the merger consideration to be paid in connection with the Deep Roots Merger, which may be adjusted to a cash fee of US$1,500,000 at closing of the Deep Roots Merger.

On October 10, 2024, Vireo Health, Inc. , the Company’s wholly-owned subsidiary, and Joshua Rosen entered into the Consulting Agreement pursuant to which Mr. Rosen will be paid consulting fees at a rate of US$1,000 per hour for his advice and involvement with certain litigation between the Company and Verano. To date, the Company has paid Mr. Rosen $0 under the Consulting Agreement.  The Consulting Agreement is attached to this Form 10-K as Exhibit 10.76. See also “Item 3. Legal Proceedings – Verano” and “Item 1A. Risk Factors — We are involved in litigation with Verano, the outcome of which is uncertain.”

DIRECTOR INDEPENDENCE

The independence of our directors is determined under the Nasdaq Rules and within the meaning of the terms defined in sections 1.4 and 1.5 of NI 52-110.

The Board has determined that three of our five current directors are independent persons under the Nasdaq Rules and NI 52-110, which is the majority of our Board: Ross M. Hussey, Victor E. Mancebo, and Judd T. Nordquist. Dr. Kyle E. Kingsley and John Mazarakis are executive officers of Vireo and are therefore not independent.

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

Audit Committee Oversight

At no time since the commencement of Vireo’s most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.

Auditor Fees

The Audit Committee charter requires the pre-approval of any and all audit services and permissible non-audit services to be performed by Vireo’s independent public accounting firm. All fees and services described in the table below were pre-approved by the Audit Committee. The aggregate fees billed for professional services provided by Davidson & Company LLP for the fiscal years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit Fees	$802,859	$804,406
Tax Fees(1)	$106,568	$75,803
All Other Fees	—	—
Total	$909,427	$880,209

(1)	Includes fees for services related to preparing and filing Form T1134 Information Return Relating to Controlled and Not Controlled Foreign Affiliates of Vireo and the T2 Corporation Income Tax Return together with related schedules.

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

2.2**	Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc., Deep Roots Holdings, Inc. and Shareholder Representative Services LLC

2.3**

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc., Proper Holdings, LLC and Shareholder Representative Services LLC

2.4**	Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc., WholesomeCo, Inc. and Shareholder Representative Services LLC

3.1	Articles of Vireo Growth Inc. dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 9, 2021)

3.4	Notice of Alteration, Notice of Articles and Certificate of Name Change dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 1, 2024)

4.1#*	Coattail Agreement, dated March 18, 2019, by and among Kyle E. Kingsley, Vireo Health International, Inc. and Odyssey Trust Company

4.2#	Form of Warrant to Purchase Subordinate Voting Shares of Vireo Health International, Inc.

4.3	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2020)

4.4	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

4.5	Form of Voting Support Agreement dated January 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2022)

4.6	Lock-Up Agreement between Verano Holdings Corp. and Kyle Kingsley, dated January 31, 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2022)

4.7	Form of Warrant Certificate dated April 28, 2023 (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed on August 4, 2023)

4.8	Form of Convertible Note dated April 28, 2023 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1 filed on August 4, 2023)

10.1†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.2†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10. 3†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.6†#	Incentive Stock Option Agreement by and between Vireo Health International, Inc. and Kyle Kingsley, as of March 18, 2019

10.9#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.10#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.11#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.12#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.13#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.14#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.15#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.16#	Second Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.17#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.18#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.20†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

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

10.35†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Kyle Kingsley (incorporated by reference to Exhibit 10.35 to the our Annual Report on Form 10-K filed March 31, 2023)

10.37†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters  (incorporated by reference to Exhibit 10.37 to the our Annual Report on Form 10-K filed March 31, 2023)

10.38†

Sixth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 31, 2023, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.45 to the our Registration Statement on Form S-1 filed August 4, 2023)

10.40†

Third Amendment to Employment Agreement among Goodness Growth Holdings, Vireo Health, Inc. and Kyle Kingsley, effectve February 12, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2023)

10.41†

First Amendment to Employment Agreement, effective February 12, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Joshua Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2023)

10.43

Fifth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 24, 2023  (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.44

Fourth Amendment to Lease Agreement, dated February 24, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.45

Consulting Agreement, dated May 24, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited ULC (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 filed August 4, 2023)

10.46

Options Agreement dated as of August 11, 2023, by and among Vireo Health, Inc., HA-MD LLC, and certain other parties specified therein (incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.47

First Amendment to the Consulting Agreement, dated September 20, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited, LLC (incorporated by reference to Exhibit 10.48 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.51†

Goodness Growth Holdings, Inc. Nonstatutory Stock Option Agreement for Amber Shimpa dated December 21, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 9, 2024)

10.52

Fifth Amendment to Lease Agreement, dated October 27, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.53†

Goodness Growth Holdings, Inc. Non-Plan Stock Option Agreement for Joshua Rosen, dated December 14, 2022 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.54†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Kyle Kingsley, dated December 14, 2022 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.55†

Goodness Growth Holdings, Inc. Incentive Stock Option Agreement for Kyle Kingsley, dated January 4, 2023 (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.56†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Kyle Kingsley, dated December 14, 2022 (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.57†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (287,888 options), dated June 7, 2023. (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.58†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (1,314,941 options), dated June 7, 2023. (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.59†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Patrick Peters, dated December 14, 2022. (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.60†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Patrick Peters, dated December 14, 2022. (incorporated by reference to Exhibit 10.60 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.61†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Amber Shimpa, dated December 14, 2022. (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.62†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Amber Shimpa, dated December 14, 2022. (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.63†

Employment Agreement between Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters, effective as of December 1, 2020 (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended)

10.64†

First Amendment to Employment Agreement, effective February 2, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended)

10.65†

Second Amendment to Employment Agreement, effective February 2, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Patrick Peters (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended)

10.66

Sixth Amendment to Lease Agreement, dated March 5, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC (incorporated by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2024)

10.67

Seventh Amendment to Lease Agreement, dated March 11, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC (incorporated by reference to Exhibit 10.67 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2024)

10.68†

Goodness Growth Holdings, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Agreement, by and between Goodness Growth Holdings, Inc. and Joshua Rosen, effective March 31, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2024)

10.69†

Form of Goodness Growth Holdings, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Agreement (Employee Restricted Stock Unit Award) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 6, 2024)

10.70

Binding Letter of Intent, dated April 1, 2024, between Goodness Growth Holdings Inc. and ACE Venture Enterprises, Inc. (incorporated by reference to Exhibit 10.71 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.71

Eighth Amendment to Lease Agreement, dated April 1, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC (incorporated by reference to Exhibit 10.72 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.72

Seventh Amendment to Credit Agreement, dated as of April 30, 2024, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.73 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.73

Eighth Amendment to Credit Agreement, dated as of June 14, 2024, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.74 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.74†

Employment Agreement between Goodness Growth Holdings Inc. and Joshua Rosen, effective January 1, 2024 (incorporated by reference to Exhibit 10.75 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.75†	Separation Agreement between Vireo Growth Inc. and Joshua Rosen dated October 9, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 15, 2024)

10.76†	Consulting Agreement between Vireo Growth Inc. and Joshua Rosen dated October 10, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 15, 2024)

10.77†

Restated Employment Agreement between Vireo Growth Inc., Vireo Health, Inc. and Amber Shimpa dated October 9, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 15, 2024)

10.78

Joinder and Tenth Amendment to Credit Agreement, dated November 1, 2024, by and among Vireo Growth Inc., and certain of its subsidiaries, the lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 7, 2024)

10.79

Waiver and Ninth Amendment to Credit Agreement, dated as of July 31, 2024, by and among Vireo Growth Inc. and certain of its subsidiaries, the persons from time-to-time party thereto as guarnators, the lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agend and as collateral agent (incorporated by reference to Exhibit 10.78 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

10.80

Memorandum of Understanding, dated as of December 17, 2024, by and between Vireo Growth Inc. and Bill’s Nursery, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2024)

10.81	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed January 6, 2025)

10.82†

Employment Agreement, dated as of December 17, 2024, by and between Vireo Growth Inc. and John Mazarakis (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed December 23, 2024)

10.83†

Employment Agreement, dated as of December 17, 2024, by and between Vireo Growth Inc. and Tyson Macdonald (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed December 23, 2024)

10.84*

Credit Agreement, dated December 27, 2024, among Vireo Health of Minnesota, LLC, the guarantors party thereto, the lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 3, 2025)

10.85

Construction and Business Loan Agreement, dated December 31, 2024, among Vireo Health of Minnesota, LLC, Vireo Health Inc., Vireo Growth Inc. and Stearns Bank National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 3, 2025)

10.86	Letter Agreement, dated January 23, 2025, by and between Vireo Growth Inc. and Bill’s Nursery, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 27, 2025)

10.87†**	Form of Restricted Stock Unit Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan

19**	Vireo Growth Inc. Insider Trading Policy

21.1**	List of Subsidiaries of Vireo Growth Inc.
23.1**	Consent of Davidson & Company LLP

24.1**	Power of Attorney (included on signature page)

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1˄	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Includes the following financial and related information from Vireo Growth’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements

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

Date: March 4, 2025	VIREO GROWTH INC.
	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kyle E. Kingsley, John Mazarakis, Tyson Macdonald, and Joseph Duxbury acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection with therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ John Mazarakis John Mazarakis	Chief Executive Officer, Director and Co-Executive Chairman (Principal Executive Officer)	March 4, 2025

/s/ Tyson Macdonald Tyson Macdonald	Chief Financial Officer (Principal Financial Officer)	March 4, 2025

/s/ Joseph Duxbury Joseph Duxbury	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2025

/s/ Ross M. Hussey Ross M. Hussey	Director	March 4, 2025

/s/ Victor Mancebo Victor Mancebo	Director	March 4, 2025

/s/ Judd T. Nordquist Judd T. Nordquist	Director	March 4, 2025

/s/ Kyle E. Kingsley Kyle E. Kingsley	Co-Executive Chairman and Director	March 4, 2025