Form 10-Q
period 2025-03-31
Vireo Growth Inc.
filed 2025-05-09
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –339,475,288; Multiple Voting Shares –278,170; and Super Voting Shares – 0.

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$86,260,997	$91,604,970
Accounts receivable, net of credit losses of $84,990 and $244,264, respectively	3,983,466	4,590,351
Income tax receivable	11,367,067	12,027,472
Inventory	23,343,300	21,666,364
Prepayments and other current assets	1,785,664	1,650,977
Warrants held	1,751,906	2,270,964
Assets held for sale	99,941,960	96,560,052
Total current assets	228,434,360	230,371,150
Property and equipment, net	32,836,175	32,311,762
Operating lease, right-of-use asset	7,660,568	7,859,434
Intangible assets, net	7,694,517	7,899,328
Deposits	421,244	421,244
Total assets	$277,046,864	$278,862,918
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$12,197,467	$10,456,036
Long-term debt, current portion	—	900,000
Right of use liability	1,148,991	1,400,015
Uncertain tax liability	34,959,000	33,324,000
Liabilities held for sale	89,351,157	89,387,203
Total current liabilities	137,656,615	135,467,254
Right-of-use liability	16,437,288	16,494,439
Other long-term liabilities	37,278	37,278
Convertible debt, net	9,874,521	9,862,378
Long-term debt, net	62,603,583	61,438,046
Total liabilities	226,609,285	223,299,395

Commitments and contingencies (refer to Note 16)

Stockholders’ equity (deficiency)
Subordinate Voting Shares ($- par value, unlimited shares authorized; 339,475,288 shares issued and outstanding at March 31, 2025 and 337,512,681 at December 31, 2024)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 278,170 shares issued and outstanding at March 31, 2025 and 285,371 at December 31, 2024)	—	—
Additional paid in capital	288,381,930	286,999,084
Accumulated deficit	(237,944,351)	(231,435,561)
Total stockholders' equity (deficiency)	$50,437,579	$55,563,523
Total liabilities and stockholders' equity (deficiency)	$277,046,864	$278,862,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share amounts, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$24,540,641	$24,087,315
Cost of sales
Product costs	11,695,329	12,146,888
Inventory valuation adjustments	433,000	(304,000)
Gross profit	12,412,312	12,244,427
Operating expenses:
Selling, general and administrative expenses	7,473,943	7,051,613
Transaction related expenses	1,244,696	—
Stock-based compensation expenses	1,460,850	179,789
Depreciation	77,102	73,547
Amortization	180,032	180,034
Total operating expenses	10,436,623	7,484,983

Income from operations	1,975,689	4,759,444

Other income (expense):
Interest expenses, net	(7,599,517)	(8,722,637)
Gain (loss) on disposal of assets	—	(120,856)
Other income (expenses)	790,038	1,317,589
Other income (expenses), net	(6,809,479)	(7,525,904)

Loss before income taxes	(4,833,790)	(2,766,460)

Current income tax expenses	(1,675,000)	(3,945,000)
Net loss and comprehensive loss	(6,508,790)	(6,711,460)
Net loss per share - basic and diluted	$(0.02)	$(0.05)
Weighted average shares used in computation of net loss per share - basic and diluted	366,800,177	143,126,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2024	110,007,030	—	331,193	—	—	—	187,384,403	(203,428,052)	(16,043,649)
Conversion of MVS shares	1,034,200	—	(10,342)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	179,789	—	179,789
Net Loss	—	—	—	—	—	—	—	(6,711,460)	(6,711,460)
Balance at March 31, 2024	111,041,230	$—	320,851	$—	—	$—	$187,564,192	$(210,139,512)	$(22,575,320)

Balance, January 1, 2025	337,512,681	—	285,371	—	—	—	286,999,084	(231,435,561)	55,563,523
Conversion of MVS shares	720,100	—	(7,201)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,460,850	—	1,460,850
Stock issuance	1,077,859	—	—	—	—	—	—	—	—
Net settlement of stock-based compensation	(239,633)	—	—	—	—	—	(139,630)	—	(139,630)
Options exercised	138,655	—	—	—	—	—	23,110	—	23,110
Warrants exercised	265,626	—	—	—	—	—	38,516	—	38,516
Net Loss	—	—	—	—	—	—	—	(6,508,790)	(6,508,790)
Balance at March 31, 2025	339,475,288	$—	278,170	$—	—	$—	$288,381,930	$(237,944,351)	$50,437,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,508,790)	$(6,711,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments	433,000	(304,000)
Depreciation	77,102	73,547
Depreciation capitalized into inventory	545,262	560,180
Non-cash operating lease expense	121,038	103,564
Amortization of intangible assets	180,032	180,034
Amortization of intangible assets capitalized into inventory	24,778	24,778
Stock-based payments	1,321,220	179,789
Warrants held	519,058	(1,327,879)
Interest Expense	1,213,681	2,015,889
Accretion of interest on right-of-use finance lease liabilities	50,284	52,815
Loss (gain) on disposal of assets	—	120,856
Change in operating assets and liabilities:
Accounts Receivable	606,886	348,817
Prepaid expenses	(134,688)	290,106
Inventory	(2,032,109)	299,252
Income taxes	660,406	175,203
Uncertain tax position liabilities	1,635,000	3,760,000
Accounts payable and accrued liabilities	1,818,743	174,340
Changes in operating lease liabilities	(358,459)	(168,746)
Change in assets and liabilities held for sale	(3,495,266)	(1,037,417)
Net cash used in operating activities	(3,322,822)	(1,190,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
PP&E Additions	(1,146,777)	(899,264)
Deposits	—	(150,100)
Net cash used in investing activities	(1,146,777)	(1,049,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	38,516	—
Proceeds from option exercises	23,110	—
Debt principal payments	(936,000)	(1,050,000)
Lease principal payments	—	(71,066)
Net cash used in financing activities	(874,374)	(1,121,066)

Net change in cash	(5,343,973)	(3,360,762)

Cash, beginning of period	91,604,970	15,964,665

Cash, end of period	$86,260,997	$12,603,903

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

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Vireo Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, and New York.

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

Update on Verano Litigation (Note 16)

On October 21, 2022, Vireo Growth commenced an action in the Supreme Court of British Columbia against Verano Holdings Corp. ("Verano") after Verano repudiated the Arrangement Agreement with the Company dated January 31, 2022. The Company is seeking damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance.

On May 2, 2024, the Company filed a Notice of Application (the "Summary Trial Application") with the Supreme Court of British Columbia seeking summary determination. The Company is seeking substantial damages, specifically $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the United States Securities and Exchange Commission (“SEC”) on March 4, 2025, (the "Annual Financial Statements"). There have been no material changes to the Company’s significant accounting policies.

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements reflect the accounts of the Company. The information included in these statements should be read in conjunction with the Annual Financial Statements. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company during the period ended March 31, 2025:

Name of entity	Place of incorporation
HiColor, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Mayflower Botanicals, Inc.	Massachusetts, USA
Vireo Health of Minnesota, LLC	Minnesota, USA
MJ Distributing C201, LLC	Nevada, USA
MJ Distributing P132, LLC	Nevada, USA
Resurgent Biosciences, Inc.	Delaware, USA
Verdant Grove, Inc.	Massachusetts, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Vireo Health of New York, LLC	New York, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health, Inc.	Delaware, USA
Vireo of Charm City, LLC	Maryland, USA
Vireo DR Merger Sub Inc.	Delaware, USA
Vireo WH Merger Sub Inc.	Delaware, USA
Vireo PR Merger Sub Inc.	Delaware, USA
Vireo PR Merger Sub II Inc.	Delaware, USA
2178 State Highway 29A LLC	New York, USA
XAAS Agro, Inc.	Puerto Rico

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for the three month periods ended March 31, 2025 and 2024, presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the three month periods ended March 31, 2025 and 2024, were as follows:

	Three Months Ended
	March 31,
	2025	2024
Stock options	30,731,300	29,945,511
Warrants	18,541,586	19,437,649
RSUs	71,156,247	2,543,011
Convertible debt	16,000,000	71,569,927
Total	136,429,133	123,496,098

Revenue Recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended March 31,
	2025	2024
Retail	$19,233,641	$19,599,440
Wholesale	5,307,000	4,487,875
Total	$24,540,641	$24,087,315

New accounting pronouncements not yet adopted

None.

3. Business Combinations and Dispositions

Acquisitions

On December 18, 2024, Vireo Growth Inc. (the “Company”), entered into Merger Agreements with respect to a business combination with each of (i) Deep Roots Holdings, Inc., a Nevada corporation (“Deep Roots”) (the “Deep Roots Merger”); (ii) Proper Holdings Management, Inc. and NGH Investments, Inc., both Missouri corporations (together, “Proper”) (the “Proper Mergers”); and (iii) WholesomeCo, Inc., a Delaware corporation (“Wholesome”) (the “Wholesome Merger” and, collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers”). Each Merger is an all-share transaction whereby, at the closing of each applicable transaction, (i) a new wholly-owned subsidiary of the Company would merge with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company would merge with and into Wholesome, and (ii) the Proper entities would each merge with and into new wholly-owned subsidiaries of the Company. None of the Deep Roots Merger, the Proper Mergers or the Wholesome Merger is contingent on the completion of any of the other Mergers. As of March 31, 2025, none of the Merger Transactions have closed, and as such, no financial results of the single-state operators have been presented or consolidated herein.

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

The closing of each of the Mergers is subject to closing conditions and contained in the Merger Agreements. Pursuant to rules adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a Schedule 14C information statement dated March 21, 2025, was prepared by the Company and filed with the SEC and mailed to the stockholders of the Company relating to stockholder approval of the issuance of the Company’s subordinate voting shares in the Mergers and approvals required under the rules of the Canadian Stock Exchange, which was obtained by written consent of the stockholders.

Assets Held for Sale

As of March 31, 2025, the Company identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The carrying value of these net assets did not exceed fair value less expected cost to sell, and as such, the Company recorded no impairment loss. Assets and liabilities held for sale are as follows:

Assets held for sale	March 31,	December 31,
	2025	2024
Property and equipment	$93,399,797	$90,177,872
Intangible assets	972,000	972,000
Operating lease, right-of-use asset	3,381,613	3,381,613
Deposits	2,188,550	2,028,567
Total assets held for sale	$99,941,960	$96,560,052

Liabilities held for sale
Right of Use Liability	$89,351,157	$89,387,203
Total liabilities held for sale	$89,351,157	$89,387,203

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $4,859,841 and $3,698,934 for the three months ended March 31, 2025 and 2024, respectively.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of March 31, 2025, and therefore no impairment charges were recorded.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

The carrying value of the Company’s warrants held  utilize Level 3 inputs given there is no market activity for the asset. The inputs used are further described in Note 18.

5. Accounts Receivable

Trade receivables are comprised of the following items:

	March 31,	December 31,
	2025	2024
Trade receivable, net	$2,424,504	$2,870,181
Tax withholding receivable	—	174,660
Other	1,558,962	1,545,510
Total	$3,983,466	$4,590,351

Included in the trade receivables, net balance at March 31, 2025, and December 31, 2024, is an allowance for doubtful accounts of  $84,990 and $84,989, respectively. Included in the tax withholding receivable, net balance at December 31, 2024, is an allowance for doubtful accounts of $159,275.

6. Inventory

Inventory is comprised of the following items:

	March 31	December 31,
	2025	2024
Work-in-progress	$14,182,173	$13,859,238
Finished goods	6,390,280	5,933,200
Other	2,770,847	1,873,926
Total	$23,343,300	$21,666,364

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	March 31,
	2025	2024
Work-in-progress	$18,085	$(188,200)
Finished goods	414,915	(115,800)
Total	$433,000	$(304,000)

7. Prepayments and other current assets

Prepayments and other current assets are comprised of the following items:

	March 31,	December 31,
	2025	2024
Prepaid Insurance	$530,912	$753,579
Other Prepaid Expenses	1,254,752	897,398
Total	$1,785,664	$1,650,977

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
Land	$863,105	$863,105
Buildings and leasehold improvements	16,355,616	16,355,616
Furniture and equipment	7,556,684	7,451,920
Software	39,388	39,388
Vehicles	506,022	491,022
Construction-in-progress	10,885,133	9,858,120
Right of use asset under finance lease	7,572,566	7,572,566
	43,778,514	42,631,737
Less: accumulated depreciation	(10,942,339)	(10,319,975)
Total	$32,836,175	$32,311,762

For the three months ended March 31, 2025, and 2024, total depreciation on property and equipment was $622,364 and $633,728, respectively. For the three months ended March 31, 2025, and 2024, accumulated amortization of the right of use asset under finance lease amounted to $2,594,332 and $2,507,998, respectively. The right of use asset under finance lease of $7,572,566 consists of leased processing and cultivation premises. The Company capitalized into inventory $545,262 and $560,180 relating to depreciation associated with manufacturing equipment and production facilities for the three months ended March 31, 2025, and 2024, respectively. The capitalized depreciation costs associated are added to inventory and expensed through cost of sales product cost on the unaudited condensed consolidated statements of net loss and comprehensive loss.

As of March 31, 2025 and 2024, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge on property and equipment, net.

9. Leases

Components of lease expenses are listed below:

	March 31,	March 31,
	2025	2024
Finance lease cost
Depreciation of ROU assets	$82,512	$143,441
Interest on lease liabilities	3,575,328	3,544,177
Operating lease costs	561,436	432,444
Total lease costs	$4,219,276	$4,120,062

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2025	March 31, 2025	Total
2025	$2,242,480	$10,352,595	$12,595,075
2026	2,727,346	14,183,661	16,911,007
2027	2,474,144	14,606,527	17,080,671
2028	2,254,049	15,042,128	17,296,177
2029	1,300,615	15,490,852	16,791,467
Thereafter	6,523,900	203,082,066	209,605,966
Total minimum lease payments	$17,522,534	$272,757,829	$290,280,363
Less discount to net present value	(5,982,885)	(177,360,043)	(183,342,928)
Less liabilities held for sale	(2,558,483)	(86,792,673)	(89,351,156)
Present value of lease liability	$8,981,166	$8,605,113	$17,586,279

The Company has entered into various lease agreements for the use of buildings used in production and retail sales of cannabis products.

On February 22, 2024, the Company executed a lease for cannabis cultivation and manufacturing facilities. Rent commenced on January 1, 2025, at which time monthly base rent will be $82,500. Base rent escalates at a rate of 4% per annum. Per the terms of the lease the Company has the option to draw up to $2,000,000 of tenant improvement allowances. As of December 31, 2024, no draws have been taken. Starting January 1, 2025, the Company has the option to purchase the property. The initial purchase price is $13,000,000 increasing by 3% at the start of each calendar year until the option expires on December 31, 2028. The lease expires on December 31, 2034, with an option to renew for two additional five-year terms.

Supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$—	$71,066
Lease principal payments - operating	442,553	168,554
Non-cash additions to ROU assets	—	9,270,915
Amortization of operating leases	198,866	170,196

Other information about lease amounts recognized in the financial statements:

	Three Months Ended
	March 31,
	2025	2024
Weighted-average remaining lease term (years) – operating leases	7.19	8.08
Weighted-average remaining lease term (years) – finance leases	15.84	16.82
Weighted-average discount rate – operating leases	12.01%	8.58%
Weighted-average discount rate – finance leases	16.19%	16.21%

10. Intangibles

Intangible assets are comprised of the following items:

Licenses & Trademarks
Balance, December 31, 2023	$8,718,577
Amortization	(819,250)
Balance, December 31, 2024	$7,899,327
Amortization	(204,810)
Balance, March 31, 2025	$7,694,517

Amortization expense for intangibles was $204,810 and $204,812 during the three months ended March 31, 2025 and 2024, respectively. The Company capitalized into inventory $24,778 (2024 - $24,778) of amortization for the three months ended March 31, 2024, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expense will be $819,655 per year for the next five fiscal years.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	March 31,	December 31,
	2025	2024
Accounts payable – trade	$6,463,905	$2,298,060
Accrued Expenses	4,340,944	6,839,822
Taxes payable	199,088	264,518
Contract liability	1,193,530	1,053,636
Total accounts payable and accrued liabilities	$12,197,467	$10,456,036

12. Long-Term Debt

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

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC. The note bears an interest rate of 8% per annum with interest payments due on the last day of each calendar quarter. On November 19, 2023, the Company and lender amended the note. Per the terms of the amendment, the interest rate was modified to 15%, and the Company paid off $1,000,000 of principal. On November 27, 2024, the Company and lender executed the second amendment to the note. Per the terms of the amendment, the maturity date was extended, the interest rate was increased to 18%, and the Company repaid $100,000 in principal. The remaining principal balance of $900,000 was repaid in full during the three months ended March 31, 2025.

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the three months ended March 31, 2025 and 2024.

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

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2025, $5,704,752 (December 31, 2024 - $6,576,985) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s long-term debt:

	March 31,	December 31,
	2025	2024
Beginning of year	$62,338,046	$60,220,535
Proceeds	—	6,700,000
Principal repayments	(936,000)	(1,234,000)
Deferred financing costs	(10,000)	(7,418,770)
PIK interest	408,774	1,634,494
Amortization of deferred financing costs	802,763	2,435,787
End of year	62,603,583	62,338,046
Less: current portion	—	900,000
Total long-term debt	$62,603,583	$61,438,046

As of March 31, 2025, stated maturities of long-term debt were as follows:

2025	$—
2026	3,537,300
2027	59,066,283
Total	$62,603,583

13. Convertible Notes

On July 31, 2024, holders voluntarily converted convertible notes issued in 2023 into 73,016,061 Subordinate Voting Shares of the Company.

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

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2025, $125,472 (December 31, 2024 - $137,622) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s convertible debt:

	March 31,	December 31,
	2025	2024
Beginning of period	$9,862,378	$9,140,257
Proceeds	—	10,000,000
Deferred financing costs	—	(145,717)
PIK interest	—	363,376
Amortization of deferred financing costs	12,143	279,019
Conversion		(9,774,557)
End of period	$9,874,521	$9,862,378
Less: current portion	—	—
Total convertible debt	$9,874,521	$9,862,378

14. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2025. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the three months ended March 31, 2025, 7,201 Multiple Voting Shares were converted into 720,100 Subordinate Voting Shares for no additional consideration.

During the three months ended March 31, 2025, employee stock options were exercised for 138,655 Subordinate Voting Shares. Proceeds from this transaction were $23,110.

During the three months ended March 31, 2025, stock warrants were exercised for 265,626 Subordinate Voting Shares. Proceeds from these transactions were $38,516.

During the three months ended March 31, 2025, 1,077,859 shares were issued in connection with the settlement of restricted stock units. 239,633 shares were net settled to pay payroll taxes associated with the issuance, resulting in the final issuance of 838,226 shares.

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

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,		March 31,
	2025		2024
Risk-Free Interest Rate	4.53%		N/A
Weighted Average Exercise Price	$0.49	$	N/A
Weighted Average Stock Price	$0.49	$	N/A
Expected Life of Options (years)	7.00		N/A
Expected Annualized Volatility	100.00%		N/A
Grant Fair Value	$0.41	$	N/A
Expected Forfeiture Rate	N/A		N/A
Expected Dividend Yield	N/A		N/A

Stock option activity for the three months ended March 31, 2025, and for the year ended December 31, 2024, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(2,760,530)	1.29	—
Exercised	(50,000)	0.33	—
Granted	4,073,839	0.48	—
Options Outstanding at December 31, 2024	31,232,633	$0.43	5.45
Forfeitures	(521,835)	0.27	—
Exercised	(138,654)	0.17	—
Granted	159,156	0.49	—
Options Outstanding at March 31, 2025	30,731,300	$0.43	5.26

Options Exercisable at March 31, 2025	27,323,396	$0.42	4.82

During the three month periods ended March 31, 2025 and 2024, the Company recognized $172,721 and $86,732 in stock-based compensation relating to stock options, respectively. As of March 31, 2025, the total unrecognized compensation costs related to unvested stock options awards granted was $617,196. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.8 years. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2025, was $4,382,709 and $4,183,499, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one Subordinate Voting Share of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Exercised	(480,437)	0.15	—
Warrants outstanding at December 31, 2024	15,919,563	$0.22	3.56
Forfeited	(150,000)	1.49	—
Exercised	(265,626)	0.145	—
Warrants outstanding at March 31, 2025	15,503,937	$0.22	3.32

Warrants exercisable at December 31, 2024	15,503,937	$0.22	3.32

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2023 and 2024	3,037,649	$3.50	1.23
Warrants outstanding at March 31, 2025	3,037,649	$3.50	0.98

Warrants exercisable at March 31, 2025	3,037,649	$3.50	0.98

Restricted Stock Units (“RSUs”)

The expense associated with RSUs is based on the closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three months ended March 31, 2025 and 2024, the Company recognized $1,288,129 and $93,057, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2023	2,543,011	$0.88
Granted	9,228,462	0.31
Forfeitures	(443,943)	0.54
Balance, December 31, 2024	11,327,530	0.40
Granted	60,989,414	0.42
Settled	(1,160,697)	0.49
Balance, March 31, 2025	71,156,247	0.41

Vested at March 31, 2025	2,708,712	$0.75

16. Commitments and Contingencies

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

On May 2, 2024, the Company filed the Summary Trial Application the Supreme Court of British Columbia for summary determination. The Company is seeking substantial damages, specifically US $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance.

On June 19, 2024, Verano filed the Preliminary Suitability Application seeking orders dismissing the Summary Trial Application on the basis that certain issues in the action are not suitable for summary determination. The Preliminary Suitability Application is currently set for hearing on June 15 and 16, 2025.

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

17. Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended March 31,
	2025	2024
Salaries and benefits	$3,942,098	$3,512,736
Professional fees	1,398,775	1,427,096
Insurance expenses	420,323	569,185
Advertising	166,542	222,014
Other expenses	1,546,205	1,320,582
Total	$7,473,943	$7,051,613

18. Other Income (Expense)

The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extended and slightly expanded the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company applied for and received the tax credit under the CARES Act. During the three months ended March 31, 2025, the Company recorded and received $972,888 (2024 - $0) related to the CARES Employee Retention credit in other income on the unaudited condensed consolidated statement of loss and comprehensive loss for the three months ended March 31, 2025.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the advisory agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. On March 31, 2025, these 4,000,000 warrants were revalued at a fair value of $1,751,906 (December 31, 2024 - $2,270,964). The fair value was derived from a black-scholes valuation using a stock price of $0.52, an exercise price of $0.158, an expected life of 3.52 years, an annual risk free rate of 3.96%, and volatility of 100%. The change in valuation from December 31, 2024, to March 31, 2025, of $519,058 (March 31, 2024 - $1,327,879 of other income) was recorded as other expense in the statement of net loss and comprehensive loss for the three month period ended March 31, 2025.

19. Segment Reporting

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

20. Supplemental Cash Flow Information(1)

	March 31,	March 31,
	2025	2024
Cash paid for interest	$7,087,258	$6,799,193
Cash paid for income taxes	—	—
Change in construction accrued expenses	(77,312)	(121,433)
(1)	For supplemental cash flow information related to leases, refer to Note 9.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2025, the Company’s financial liabilities consist of accounts payable, accrued liabilities, debt, convertible debt, liabilities held for sale, and uncertain tax liabilities. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the three months ended March 31, 2025, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $140,878.

22. Related Party Transactions

As of March 31, 2025, and December 31, 2024, there were $0 due to related parties.

Details surrounding the lending relationships between the Company and Chicago Atlantic, are described in Notes 12 and 13.

Our Chief Executive Officer, John Mazarakis, serves as a partner of Chicago Atlantic Group, LP, which is an affiliate of the Agent, our senior secured lender under the Credit Facility. Given his ownership interest in the Agent and its affiliates, Mr. Mazarakis has an approximate 29% interest in the Company’s transactions with the Agent. See "Item 13. Certain Relationships and Related Transactions and Director Independence" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

23. Subsequent Events

None.

,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

During the three months ended March 31, 2025, the Company had operating revenue in three states: Maryland, Minnesota, and New York. Retail revenues during the three months ended March 31, 2025 were derived from sales in 14 dispensaries throughout these three states. We had eight operational dispensaries in Minnesota, four in New York, and two in Maryland. Wholesale revenues were derived from sales of products to third parties in Maryland, Minnesota, and New York.

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

Three months ended March 31, 2025, Compared to Three months ended March 31, 2024

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our fourteen dispensaries in three states and our wholesale sales to third parties in three states. For the three months ended March 31, 2025, 78% of our revenue was generated from retail dispensaries and 22% from the wholesale business. For the three months ended March 31, 2024, 81% of our revenue was generated from retail business and 19% from wholesale business.

For the three months ended March 31, 2025, Minnesota operations contributed approximately 47% of revenues, New York contributed 9%, and Maryland contributed 44%. For the three months ended March 31, 2024, Minnesota operations contributed approximately 46% of revenues, New York contributed 12%, and Maryland contributed 42%.

Revenue for the three months ended March 31, 2025, was $24,540,641, an increase of $453,326 or 2% compared to revenue of $24,087,315 for the three-months ended March 31, 2024. The increase is primarily attributable to increased revenue contributions from the Maryland wholesale business partially offset by the decrease in New York revenues.

Retail revenue for the three months ended March 31, 2025, was $19,233,641 a decrease of $365,799 or 2% compared to retail revenue of $19,599,440 for the three months ended March 31, 2024, primarily due to decreased revenue contributions from the New York business.

Wholesale revenue for the three months ended March 31, 2025, was $5,307,000, an increase of $819,125 compared to wholesale revenue of $4,487,875 for the three months ended March 31, 2024. The increase was primarily due to increased revenue contributions from the Maryland business.

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Retail:
MN	$11,209,204	$10,977,089	$232,115	2%
NY	1,205,045	1,821,269	(616,224)	(34)%
MD	6,819,392	6,801,082	18,310	0%
Total Retail	$19,233,641	$19,599,440	$(365,799)	(2)%

Wholesale:
MD	$4,089,238	3,353,661	735,577	22%
NY	936,351	1,134,214	(197,863)	(17)%
MN	281,411	—	281,411	100%
Total Wholesale	$5,307,000	$4,487,875	$819,125	18%

Total Revenue	$24,540,641	$24,087,315	$453,326	2%
NY	$(2,141,396)	$(2,955,483)	$814,087	(28)%
Total Revenue excluding NY	$22,399,245	$21,131,832	$1,267,413	6%

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

Cost of sales for the three months ended March 31, 2025, was $12,128,329, an increase of $285,441 compared to the three months ended March 31, 2024, of $11,842,888.

Gross profit for the three months ended March 31, 2025, was $12,412,312, representing a gross margin of 51%. This is compared to gross profit for the three months ended March 31, 2024, of $12,244,427 or a 51% gross margin. The increase in gross profit was driven by an increase in sales holding flat margins.

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

Total expenses for the three months ended March 31, 2025, were $10,436,623 an increase of $2,951,640 compared to total expenses of $7,484,983 for the three months ended March 31, 2024. The increase in total expenses is primarily attributable to a increase in stock-based compensation expense and transaction costs associated with the Merger transactions.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the three months ended March 31, 2025, was $1,975,689 a decrease of $2,783,755 compared to $4,759,444 for the three months ended March 31, 2024.

Total Other Expense

Total other expense for the three months ended March 31, 2025, was $6,809,479, a decrease of $716,425 compared to other expense of $7,525,904 for the three months ended March 31, 2024. This change is primarily attributable to increased other income driven by the increasing value of the warrants we hold in Grown Rogue.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2025, tax expense totaled $1,675,000 compared to tax expense of $3,945,000 for the three months ended March 31, 2024.

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

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(6,508,790)	$(6,711,460)
Interest expense, net	7,599,517	8,722,637
Income taxes	1,675,000	3,945,000
Depreciation & Amortization	257,134	253,581
Depreciation and amortization included in cost of sales	570,040	584,958
EBITDA (non-GAAP)	$3,592,901	$6,794,716
Inventory adjustment	433,000	304,000
Grown Rogue termination fee included in cost of goods sold	266,667	—
Stock-based compensation	1,460,850	179,789
Transaction related expenses	1,244,696	—
Other income	(790,038)	(1,327,879)
Severance expense	379,916	—
Loss on disposal of assets	—	120,856
Adjusted EBITDA (non-GAAP)	$6,587,992	$6,071,482

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

On November 19, 2021, the Company signed a promissory note payable in the amount of $2,000,000 in connection with the acquisition of Charm City Medicus, LLC. The note bears an interest rate of 8% per annum with interest payments due on the last day of each calendar quarter. On November 19, 2023, the Company and lender amended the note. Per the terms of the amendment, the interest rate was modified to 15%, and the Company paid off $1,000,000 of principal. On November 27, 2024, the Company and lender executed the second amendment to the note. Per the terms of the amendment, the maturity date was extended, the interest rate was increased to 18%, and the Company repaid $100,000 in principal. The remaining principal balance of $900,000 was repaid in full during the three months ended March 31, 2025.

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”), and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which is included in interest expense in the consolidated statements of loss and comprehensive loss for the three months ended March 31, 2025 and 2024.

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

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2025, $5,704,752 (December 31, 2024 - $6,576,985) of deferred financing costs remain unamortized.

Convertible Notes

On July 31, 2024, the holders voluntarily converted convertible notes issued in 2023 into 73,016,061 Subordinate Voting Shares of the Company.

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

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2025, $125,472 (December 31, 2024 - $137,622) of deferred financing costs remain unamortized.

Cash Used in Operating Activities

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2025, an increase of $2.1 million as compared to $1.2 million for the three months ended March 31, 2024. The increase is primarily attributed to less favorable changes in working capital, particularly assets held for sale, and increased transaction costs associated with the Merger transactions.

Cash Used in Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2025, an increase of $0.1 million compared to net cash used in investing activities of $1.0 million for the three months ended March 31, 2024. The increase is primarily attributable to increased property, plant, and equipment additions relative to the prior year.

Cash Used in Financing Activities

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2025, a change of $0.2 million as compared to $1.1 million used in financing activities in the three months ended March 31, 2024. The change was principally due to decreased debt principal payments during the three months ended March 31, 2025 relative to the prior year quarter.

Lease Transactions

As of March 31, 2025, we have entered into lease agreements for the use of buildings used in cultivation, production and/or sales of cannabis products in Maryland, Minnesota, and New York.

The lease agreements for all of the retail space used for our dispensary operations are with third-party landlords and remaining duration ranges from 1 to 6 years. These agreements are short-term facility leases that require us to make monthly rent payments as well as funding common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the space to meet our operating needs. As of March 31, 2025, we operated 14 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2024	December 31, 2024	Total
2024	$2,242,480	$10,352,595	$12,595,075
2025	2,727,346	14,183,661	16,911,007
2026	2,474,144	14,606,527	17,080,671
2027	2,254,049	15,042,128	17,296,177
2028	1,300,615	15,490,852	16,791,467
Thereafter	6,523,900	203,082,066	209,605,966
Total minimum lease payments	$17,522,534	$272,757,829	$290,280,363
Less discount to net present value	(5,982,885)	(177,360,043)	(183,342,928)
Less liabilities held for sale	(2,558,483)	(86,792,673)	(89,351,156)
Present value of lease liability	$8,981,166	$8,605,113	$17,586,279

ADDITIONAL INFORMATION

Outstanding Share Data

As of May 7, 2025, we had 367,292,288 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

339,475,288 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to one vote per share at all shareholder meetings. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

278,170 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of March 31, 2025, we had 30,731,300 employee stock options outstanding, 71,156,247 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 15,503,937 Subordinate Voting Share compensation warrants outstanding.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition. The information contained in Part I, Item 1. Financial Statement and Supplementary Date - Note 16, "Commitments and Contingencies," under the heading "Legal Proceedings," is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, 7,201 Multiple Voting Shares were converted into 720,100 Subordinate Voting Shares for no additional consideration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended March 31, 2025, stock warrants were exercised for 265,626 Subordinate Voting Shares pursuant to Section 4 (a)(2) of the Securities Act. Proceeds from these transactions were $38,516.

Except as noted above or as previously reported, there were no unregistered sales of equity securities or repurchase of equity securities occurred during the three months ended March 31, 2025.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.2

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc., Deep Roots Holdings, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.3

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc., Proper Holdings, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.4

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc., WholesomeCo, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.5

First Amendment to Merger Agreement, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc. and Proper Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2025)

2.6

First Amendment to Merger Agreement, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc. and Deep Roots Holdings, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2025)

2.7

First Amendment to Merger Agreement, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc. and WholesomeCo, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2025)

10.88

Letter Agreement, dated January 23, 2025, by and between Vireo Growth Inc. and Bill’s Nursery, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2025)

10.89

First Amendment to Employment Agreement, dated March 6, 2025, by and between Vireo Growth Inc. and John Mazarakis (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 9, 2025)

10.90

First Amendment to Employment Agreement, dated March 6, 2025, by and between Vireo Growth Inc. and Tyson Macdonald (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 9, 2025)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIREO GROWTH INC. (Registrant)

Date: May 9, 2025	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer and Co-Executive Chairman (principal executive officer)

Date: May 9, 2025	By:	/s/ Tyson Macdonald
		Name:	Tyson Macdonald
		Title:	Chief Financial Officer (principal financial officer)
Date: May 9, 2025	By:	/s/ Joseph Duxbury
		Name:	Joseph Duxbury
		Title:	Chief Accounting Officer (principal accounting officer)