Form 10-Q
period 2025-06-30
Vireo Growth Inc.
filed 2025-08-13
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –923,839,190; Multiple Voting Shares –259,632; and Super Voting Shares – 0.

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONSOLIDATED BALANCE SHEETS

(In U.S Dollars, unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$99,134,913	$91,604,970
Restricted Cash	7,054,563	—
Marketable Securities	1,004,479	—
Accounts receivable, net of credit losses of $166,765 and $244,264, respectively	10,620,290	4,590,351
Income tax receivable	24,759,915	12,027,472
Inventory	63,032,832	21,666,364
Prepayments and other current assets	4,130,285	1,650,977
Warrants held	1,272,440	2,270,964
Assets held for sale	101,778,735	96,560,052
Total current assets	312,788,452	230,371,150
Property and equipment, net	110,660,253	32,311,762
Operating lease, right-of-use asset	37,468,486	7,859,434
Intangible assets, net	86,173,838	7,899,328
Goodwill	72,644,103	—
Investments	13,100,000	—
Deposits	8,647,824	421,244
Indemnified Assets	17,529,137	—
Other Assets	328,166	—
Total assets	$659,340,259	$278,862,918
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$47,454,840	$10,456,036
Long-term debt, current portion	26,483,317	900,000
Right of use liability, current	4,351,301	1,400,015
Uncertain tax liability	75,849,307	33,324,000
Liabilities held for sale	89,379,390	89,387,203
Total current liabilities	243,518,155	135,467,254
Right-of-use liability	43,194,576	16,494,439
Long-term debt, net	82,214,415	61,438,046
Convertible debt, net	9,886,664	9,862,378
Contingent consideration	10,631,000	—
Other long-term liabilities	1,316,959	37,278
Total liabilities	390,761,769	223,299,395

Commitments and contingencies (refer to Note 16)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 923,839,190 shares issued and outstanding at June 30, 2025 and 337,512,681 at December 31, 2024)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 259,632 shares issued and outstanding at June 30, 2025 and 285,371 at December 31, 2024)	—	—
Additional paid in capital	521,456,870	286,999,084
Accumulated deficit	(252,878,380)	(231,435,561)
Total stockholders' equity	$268,578,490	$55,563,523
Total liabilities and stockholders' equity	$659,340,259	$278,862,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$48,063,010	$25,108,247	$72,603,651	$49,195,562
Cost of sales
Product costs	23,719,204	11,516,604	35,414,533	23,663,492
Non-cash product costs	4,152,108	—	4,152,108	—
Inventory valuation adjustments	(226,149)	41,000	206,851	(263,000)
Gross profit	20,417,847	13,550,643	32,830,159	25,795,070
Operating expenses:
Selling, general and administrative expenses	12,454,544	7,564,231	19,928,487	14,615,844
Transaction related expenses	4,729,444	—	5,974,140	—
Stock-based compensation expenses	4,150,630	(60,568)	5,611,480	119,221
Depreciation	387,596	72,925	464,698	146,471
Amortization	714,323	180,033	894,355	360,067
Total operating expenses	22,436,537	7,756,621	32,873,160	15,241,603

Income (loss) from operations	(2,018,690)	5,794,022	(43,001)	10,553,467

Other income (expense):
Interest expenses, net	(7,647,822)	(7,518,454)	(15,247,339)	(16,241,091)
Gain (loss) on disposal of assets	(5,844)	(97,471)	(5,844)	(218,327)
Other income (expenses)	(407,673)	1,593,492	382,365	2,911,081
Other income (expenses), net	(8,061,339)	(6,022,433)	(14,870,818)	(13,548,337)

Loss before income taxes	(10,080,029)	(228,411)	(14,913,819)	(2,994,870)

Current income tax expenses	(4,854,000)	(440,000)	(6,529,000)	(4,385,000)
Net loss and comprehensive loss	(14,934,029)	(668,411)	(21,442,819)	(7,379,870)
Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.05)	$(0.05)
Weighted average shares used in computation of net loss per share - basic and diluted	559,097,392	143,583,496	463,901,421	143,354,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2024	110,007,030	$—	331,193	$—	—	$—	$187,384,403	$(203,428,052)	$(16,043,649)
Conversion of MVS shares	3,047,900	—	(30,479)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	119,221	—	119,221
Options exercised	50,000	—	—	—	—	—	16,500	—	16,500
Warrants exercised	200,000	—	—	—	—	—	29,000	—	29,000
Shares issued	1,300,078	—	—	—	—	—	700,000	—	700,000
Net Loss	—	—	—	—	—	—	—	(7,379,870)	(7,379,870)
Balance at June 30, 2024	114,605,008	$—	300,714	$—	—	$—	$188,249,124	$(210,807,922)	$(22,558,798)

Balance, January 1, 2025	337,512,681	—	285,371	—	—	—	286,999,084	(231,435,561)	55,563,523
Conversion of MVS shares	2,573,900	—	(25,739)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,611,480	—	5,611,480
Shares issued	1,752,003	—	—	—	—	—	—	—	—
Net settlement of stock-based compensation	(365,871)	—	—	—	—	—	(156,337)	—	(156,337)
Options exercised	448,547	—	—	—	—	—	80,614	—	80,614
Warrants exercised	265,626	—	—	—	—	—	38,516	—	38,516
Shares issued in Wholesome acquisition	134,229,986	—	—	—	—	—	51,764,710	—	51,764,710
Shares issued in Proper acquisition	196,212,265	—	—	—	—	—	76,188,889	—	76,188,889
Shares issued in Deep Roots acquisition	251,210,053	—	—	—	—	—	100,929,914	—	100,929,914
Net Loss	—	—	—	—	—	—	—	(21,442,819)	(21,442,819)
Balance at June 30, 2025	923,839,190	$—	259,632	$—	—	$—	$521,456,870	$(252,878,380)	$268,578,490

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, April 1, 2024	111,041,230	$—	320,851	$—	—	$—	$187,564,192	$(210,139,511)	$(22,575,319)
Conversion of MVS shares	2,013,700	—	(20,137)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	(60,568)	—	(60,568)
Options exercised	50,000	—	—	—	—	—	16,500	—	16,500
Warrants exercised	200,000	—	—	—	—	—	29,000	—	29,000
Shares issued	1,300,078	—	—	—	—	—	700,000	—	700,000
Net Loss	—	—	—	—	—	—	—	(668,411)	(668,411)
Balance at June 30, 2024	114,605,008	$—	300,714	$—	—	$—	$188,249,124	$(210,807,922)	$(22,558,798)

Balance, April 1, 2025	339,475,288	$—	278,170	$—	—	$—	$288,381,930	$(237,944,351)	$50,437,579
Conversion of MVS shares	1,853,800	—	(18,538)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,150,630	—	4,150,630
Options exercised	309,892	—	—	—	—	—	57,504	—	57,504
Shares issued	674,144	—	—	—	—	—	—	—	—
Net settlement of stock-based compensation	(126,238)	—	—	—	—	—	(16,707)	—	(16,707)
Shares issued in Wholesome acquisition	134,229,986	—	—	—	—	—	51,764,710	—	51,764,710
Shares issued in Proper acquisition	196,212,265	—	—	—	—	—	76,188,889	—	76,188,889
Shares issued in Deep Roots acquisition	251,210,053	—	—	—	—	—	100,929,914	—	100,929,914
Net Loss	-	—	—	—	—	—	—	(14,934,029)	(14,934,029)
Balance at June 30, 2025	923,839,190	$—	259,632	$—	—	$—	$521,456,870	$(252,878,380)	$268,578,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,442,819)	$(7,379,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of inventory step up included in product costs	4,152,108	—
Inventory valuation adjustments	206,851	(263,000)
Depreciation	464,698	146,471
Depreciation capitalized into inventory	1,388,536	1,121,141
Non-cash operating lease expense	524,882	211,319
Amortization of intangible assets	894,355	360,067
Amortization of intangible assets capitalized into inventory	40,136	49,557
Stock-based payments	5,455,137	119,221
Warrants held	998,524	(2,930,291)
Interest Expense	2,483,994	2,916,255
Bad debt expense	84,444	—
Accretion of interest on right-of-use finance lease liabilities	103,376	108,902
Loss (gain) on disposal of assets	5,844	120,856
Change in operating assets and liabilities:
Accounts Receivable	(2,314,274)	842,353
Prepaid expenses	312,788	565,048
Inventory	1,276,738	(407,734)
Income taxes	(1,513,207)	16,154
Uncertain tax position liabilities	5,442,000	4,370,000
Accounts payable and accrued liabilities	(191,031)	1,215,694
Changes in operating lease liabilities	(831,317)	(281,874)
Purchase of marketable securities	(1,004,479)	—
Change in assets and liabilities held for sale	(4,688,713)	(2,100,143)
Net cash used in operating activities	(8,151,429)	(1,199,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,804,492)	(4,088,734)
Acquisition of WholesomeCo, Inc., net of cash paid	7,025,811	—
Acquisition of Deep Roots Holdings, Inc., net of cash paid	19,037,368	—
Acquisition of Proper Holdings Management, Inc., net of cash paid	12,298,303	—
Capitalized software development costs	(328,166)	—
Deposits	(290,798)	(150,100)
Net cash provided by (used in) investing activities	32,938,026	(4,238,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	(260,000)	1,131,400
Proceeds from convertible debt, net of issuance costs	—	—
Proceeds from issuance of shares	—	700,000
Proceeds from warrant exercises	38,516	29,000
Proceeds from option exercises	80,614	16,500
Debt principal payments	(10,061,221)	(1,062,000)
Lease principal payments	—	(111,560)
Net cash provided by (used in) financing activities	(10,202,091)	703,340

Net change in cash	14,584,506	(4,735,368)

Cash, beginning of period	91,604,970	15,964,665

Cash, end of period	$106,189,476	$11,229,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Vireo Growth Inc. (“Vireo Growth” or the “Company”) (formerly, Goodness Growth Holdings, Inc.) was incorporated under the Alberta Business Corporations Act on November 23, 2004. The Company was previously listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “GDNS”. On July 8, 2024, the Company changed its name to Vireo Growth Inc., its ticker symbol on the CSE to “VREO” and its ticker symbol on the OTCQX to “VREOF.”

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. Vireo Growth operates cannabis cultivation, production, and dispensary facilities in Maryland, Minnesota, Missouri, Nevada, New York, and Utah.

While marijuana and CBD-infused products are legal under the laws of several U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act (the “CSA”) classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, has no accepted medical use in the United States, and lacks accepted safety for use under medical supervision. Recently, some federal officials have attempted to distinguish between medical cannabis and adult-use cannabis by indicating that medical cannabis is necessary while adult-use cannabis is “still a violation of federal law.” At the present time, the distinction between “medical marijuana” and “adult-use marijuana” does not exist under U.S. federal law.

Update on Verano Litigation

On October 21, 2022, Vireo Growth commenced an action in the Supreme Court of British Columbia against Verano Holdings Corp. ("Verano") after Verano repudiated the Arrangement Agreement with the Company dated January 31, 2022 (the “Arrangement Agreement”). The Company is seeking damages, costs and interest, based on Verano's breach of contract and breach of its duty of good faith and honest performance.

On May 2, 2024, the Company filed a Notice of Application (the "Summary Trial Application") with the Supreme Court of British Columbia seeking summary determination. The Company is seeking substantial damages, totaling $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and breach of its duty of good faith and honest performance.

On June 19, 2024, Verano filed a Notice of Application (the “Preliminary Suitability Application”) seeking orders dismissing the Summary Trial Application on the basis that certain issues in the action are not suitable for summary determination. The Preliminary Suitability Application is in the process of being scheduled.

Due to uncertainties inherent in litigation, it is not possible for Vireo Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded. See Note 16 “Commitments and Contingencies” for additional information.

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, the Company entered into merger agreements (each a “Merger Agreement” and collectively, the “Merger Agreements”) with each of (i) Deep Roots Holdings, Inc. (“Deep Roots”) (the “Deep Roots Merger”), (ii) Proper Holdings, LLC (“Proper”), NGH Investments, Inc. (“NGH”), and Proper Holdings Management, Inc. (“Proper MSA Newco” and together with NGH, the “Proper Companies”) (the “Proper Mergers”), and (iii) WholesomeCo, Inc. (“Wholesome”) (the “Wholesome Merger” and collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers” and each, a “Merger”). Each Merger was an all-share transaction whereby, at the closing of each Merger, (i) a new wholly-owned subsidiary of the Company merged with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company merged with and into Wholesome, and (iii) the Proper Companies each merged with and into new wholly-owned subsidiaries of the Company. Each of the Deep Roots Merger, the Proper Mergers and

Wholesome Merger closed during the quarter ended June 30, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities that were wholly owned, or effectively controlled by the Company during the period ended June 30, 2025:

Name of entity	Place of incorporation
HiColor, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Vireo Health of Minnesota, LLC	Minnesota, USA
MJ Distributing C201, LLC	Nevada, USA
MJ Distributing P132, LLC	Nevada, USA
Resurgent Biosciences, Inc.	Delaware, USA
Verdant Grove, Inc.	Delaware, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
Vireo Health of Nevada 1, LLC	Nevada, USA
Vireo Health of New York, LLC	New York, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health, Inc.	Delaware, USA
Vireo of Charm City, LLC	Maryland, USA
Vireo PR Merger Sub Inc.	Missouri, USA
Vireo PR Merger Sub II Inc.	Missouri, USA
Deep Roots Holdings, Inc.	Nevada, USA
Wholesomeco, Inc.	Delaware, USA
New Growth Horizon, LLC	Missouri, USA
Nirvana Investments, LLC and Subsidiaries	Missouri, USA
2178 State Highway 29A LLC	New York, USA
XAAS Agro, Inc.	Puerto Rico
Vireo Marketing, LLC	Minnesota, USA
Deep Roots Harvest, Inc.	Nevada, USA
Deep Roots Aria AcqCo, Inc.	Nevada, USA
Deep Roots Operating, Inc.	Nevada, USA
Deep Roots Properties, LLC	Nevada, USA
WC Staffing, LLC	Utah, USA
Wholesome Goods, LLC	Utah, USA
Wholesome Ag, LLC	Utah, USA
Wholesome Direct, LLC	Utah, USA
Wholesome Therapy, LLC	Utah, USA
Arches IP, Inc.	Delaware, USA

The entities listed above were formed or acquired to support the intended operations of the Company. All intercompany transactions and balances have been eliminated from the Company's unaudited condensed consolidated financial statements.

Recently adopted accounting pronouncements

None.

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the convertible notes. Potential dilutive common share equivalents consist of stock options, warrants, and restricted stock units (“RSUs”).

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for each of the three and six-month periods ended June 30, 2025 and 2024, as presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the six-month periods ended June 30, 2025 and 2024, were as follows:

	Six Months Ended
	June 30,
	2025	2024
Stock options	30,359,033	29,843,198
Warrants	18,541,586	19,237,649
RSUs	72,098,150	2,500,916
Convertible debt	16,000,000	72,645,878
Total	136,998,769	124,227,640

Revenue Recognition

The Company’s primary source of revenue is from the wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail	$36,772,560	$20,819,019	$56,006,201	$40,418,459
Wholesale	11,290,450	4,289,228	16,597,450	8,777,103
Total	$48,063,010	$25,108,247	$72,603,651	$49,195,562

New accounting pronouncements not yet adopted

None.

3. Business Combinations and Dispositions

Acquisitions

On December 18, 2024, the Company, entered into Merger Agreements with respect to the Mergers. Each Merger was an all-share transaction whereby, at the closing of each applicable Merger, (i) a new wholly-owned subsidiary of the Company merged with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company merged with and into Wholesome, and (iii) the Proper entities each merged with and into new wholly-owned subsidiaries of the Company. None of the Deep Roots Merger, the Proper Mergers or the Wholesome Merger were contingent on the completion of any of the other Mergers.

The consideration paid to acquire each of Deep Roots, Proper and Wholesome was based, in each case, in part, on an estimated multiple of a 2024 “Closing EBITDA,” which was pro forma for pending acquisitions, planned new retail openings and expansion projects, and a US$0.52 share reference price for the Company’s subordinate voting shares (each subordinate voting share an “SVS” and collectively, the “SVSs”).

Pursuant to the Merger Agreements, former stockholders of Proper, Wholesome, and certain former stockholders of Deep Roots may qualify for earnout payments made with the Company’s SVSs following December 31, 2026, based on each target’s Adjusted EBITDA (as defined in the applicable Merger Agreement) growth compared to such target’s Closing EBITDA (as defined in the applicable Merger Agreement) (plus, with respect to Deep Roots, $1,000,000 in earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributed to a new retail location) (at a 4x multiple), adjusted for incremental debt and certain other matters, respectively, and paid out using a share price for the Company’s SVSs of the higher of US$1.05 or the 20-day volume weighted average price of the Company’s SVSs on the CSE, converted to United States Dollars based on the average exchange rate posted by the Bank of Canada as of the end of each trading day during such 20-day period, as reported by Bloomberg Finance L.P. (the “VWAP”) as of December 31, 2026. The Closing EBITDA for Deep Roots, Proper and Wholesome are US$30.0 million, US$31.0 million, and US$16.0 million, respectively. EBITDA growth is defined as the increase between the Closing EBITDA and the higher of 2026 Adjusted EBITDA or the trailing nine-month annualized Adjusted EBITDA as of immediately prior to December 31, 2026. In no event shall the number of earnout shares issued under each Merger Agreement exceed the number of shares issued as closing merger consideration under each Merger Agreement.

Each of the Merger Agreements provides for the clawback of up to 50% of the upfront merger consideration (excluding, in the case of Proper and Wholesome, the amounts described in the next paragraph that are attributable to Arches, as defined below) on December 31, 2026, if (1) for Wholesome and Deep Roots, (a) 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA, and (b) the retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of immediately prior to December 31, 2026 is greater than US$1.05 per share, and (2) for Proper, 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA. The amount of shares subject to a clawback would be equal to the Acquisition Multiple (as defined in each Merger Agreement) of 4.175 for each of Deep Roots, Proper and Wholesome, respectively, multiplied by the EBITDA shortfall, and subject to certain other adjustments for incremental debt and certain other matters, set forth in the applicable Merger Agreement, divided by US$0.52 per share.

In connection with the Merger Agreement with Wholesome (the “Wholesome Merger Agreement”) and the Merger Agreement with Proper (the “Proper Merger Agreement”), the Company will include in the stock merger consideration calculation an amount equal to (i) US$11,860,800 for Wholesome and (ii) US$2,139,200 for Proper for all of the outstanding equity interests in Arches IP, Inc. (“Arches”) owned by Wholesome and Proper, respectively. Subject to the terms and conditions of the Wholesome Merger Agreement and the Proper Merger Agreement, each of Wholesome, Proper and Arches option holders are collectively entitled to earnout payments based on the performance of Arches, based on the greater of US$37.5 million or 5x certain revenue percentages of Arches minus $4,000,000, with such revenue percentage amounts measured at the higher of the trailing-twelve-month or nine-month annualized amounts as of December 31, 2026, paid out using a share price for the Company’s SVSs at the higher of US$1.05 or the 20-day VWAP as of immediately prior to December 31, 2026.

Wholesome

On May 12, 2025, the Company closed the Wholesome Merger contemplated by the Wholesome Merger Agreement. The Company analyzed the acquisition under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and determined that the Wholesome Merger should be accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The goodwill arising from the Wholesome Merger primarily consists of the synergies and economies of scale expected from combining the operations of the Company and Wholesome, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Wholesome
Assets
Cash and cash equivalents	$7,025,811
Inventory	9,766,340
Receivables	1,149,766
Other current assets	905,747
Property and equipment	9,273,661
Operating lease, right-of-use asset	10,410,672
Indemnification asset	6,910,000
Deposits	504,807
Intangible assets, license	14,704,000
Intangible assets, developed technology	10,205,000
Goodwill	22,205,842
Total assets	93,061,646
Liabilities
Accounts payable and accrued liabilities	6,788,708
Right-of-use liability	10,410,672
Long-term debt, net	9,592,555
Uncertain tax liability	8,910,000
Total liabilities	35,701,935
Net assets acquired	$57,359,711

Consideration:
Share consideration	$51,764,711
Contingent consideration	5,595,000
Total Consideration	$57,359,711

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

Under the terms of the Merger Agreement, the selling shareholders of Wholesome may become eligible to receive contingent consideration in the form of the Company’s subordinate voting shares based on the growth in Adjusted EBITDA of the respective target company as of December 31, 2026, relative to a predefined Reference EBITDA. The earnout amount is calculated using a 4x multiple of the EBITDA increase (defined as the greater of actual 2026 Adjusted EBITDA or trailing nine-month annualized Adjusted EBITDA as of December 31, 2026, less the Reference EBITDA), subject to certain adjustments for incremental debt and other factors as defined in the Merger Agreements. Additionally, the Wholesome Merger Agreement contains a clawback provision whereby up to 50% of the initial merger consideration shares may be forfeited on December 31, 2026, if (a) 2026 Adjusted EBITDA underperforms 96.5% of the Reference EBITDA, and (b) retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of December 31, 2026 is greater than US$1.05 per share.

As of June 30, 2025, the Company has recorded a contingent consideration liability of $5,595,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Reference EBITDA thresholds. This contingent consideration is classified as a Level 3 liability within the fair value hierarchy and will be remeasured at each reporting date with changes in fair value recognized in earnings.

As part of the Wholesome Merger, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On May 12, 2025, the Company recognized a liability of $8,910,000 for uncertain tax positions related to the pre-acquisition periods in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $6,910,000, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $8,910,000 less $2,000,000 of tax specific cash contributions from Wholesome.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of June 30, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of June 30, 2025, there were been no changes in the estimated amount of indemnified tax exposure or the related asset.

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the Wholesome Merger as if the acquisition had occurred on January 1, 2025. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.

Proforma revenues attributable to common shareholders for the three and six-month periods ended June 30, 2025 were $13,477,708 and $26,676,103, respectively. Proforma net loss attributable to common shareholders for the three and six month periods ended June 30, 2025 were $5,688,371 and $3,363,722, respectively.

Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

Proper

On June 5, 2025, the Company closed the Proper Mergers contemplated by the Proper Merger Agreement. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and determined that the Proper Mergers should be accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The goodwill arising from the Proper Mergers primarily consists of the synergies and economies of scale expected from combining the operations of the Company and Proper, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Proper
Assets
Cash and cash equivalents	$12,298,303
Inventory	16,882,060
Income tax receivable	4,258,449
Receivables	2,405,627
Other current assets	771,962
Property and equipment	35,751,866
Operating lease, right-of-use asset	6,905,781
Indemnification asset	5,311,551
Deposits	6,997,666
Intangible assets, license	11,816,000
Intangible assets, developed technology	1,792,000
Goodwill	34,534,547
Total assets	139,725,812
Liabilities
Accounts payable and accrued liabilities	14,908,487
Right-of-use liability	6,905,781
Long-term debt, net	25,502,655
Uncertain tax liability	12,570,000
Other long-term liabilities	1,239,000
Total liabilities	61,125,923
Net assets acquired	$78,599,889

Consideration:
Share consideration	$76,188,889
Contingent consideration	2,411,000
Total Consideration	$78,599,889

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

Under the terms of the Proper Merger Agreement, Proper Holdings LLC may become eligible to receive contingent consideration in the form of the Company’s SVSs based on the growth in 2026 Adjusted EBITDA of the respective target companies, relative to a predefined Closing EBITDA. The earnout amount is calculated using a 4x multiple of the EBITDA increase (defined as the greater of the actual 2026 Adjusted EBITDA or the trailing nine-month annualized Adjusted EBITDA as of December 31, 2026, less the Closing EBITDA), subject to certain adjustments for incremental debt and other factors as defined in the Merger Agreements. Additionally, the Proper Merger Agreement contains a clawback provision whereby up to 50% of the initial merger consideration shares may be forfeited, if 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA.

As of June 30, 2025, the Company recorded a contingent consideration liability of $2,411,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. This contingent consideration was classified as a Level 3 liability within the fair value hierarchy and will be remeasured at each reporting date with changes in fair value recognized in earnings.

As part of the Proper Merger, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On June 5, 2025, the Company recognized a liability of $12,570,000 for uncertain tax positions related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $5,311,551, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $12,570,000 less $4,258,449 of income taxes receivable and $3,000,000 of tax specific cash contributions from Proper.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of June 30, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of June 30, 2025, there were no changes in the estimated amount of indemnified tax exposure or the related asset.

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the Proper Merger as if the acquisition had occurred on January 1, 2025. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.

Proforma revenues attributable to common shareholders for the three and six-month periods ended June 30, 2025 were $24,902,524 and $46,305,802, respectively. Proforma net loss attributable to common shareholders for the three and six-month periods ended June 30, 2025 were $999,238 and $261,022, respectively.

Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

Deep Roots

On June 6, 2025, the Company closed the Deep Roots Merger contemplated by the Merger Agreement with Deep Roots (the “Deep Roots Merger Agreement”). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and determined that the Deep Roots Merger should be accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The goodwill arising from the Deep Roots Merger primarily consists of the synergies and economies of scale expected from combining the operations of the Company and Deep Roots, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Deep Roots
Assets
Cash and cash equivalents	$19,037,368
Inventory	20,108,335
Income tax receivable	8,295,721
Receivables	244,712
Other current assets	1,114,387
Property and equipment	30,371,707
Operating lease, right-of-use asset	12,742,380
Indemnification asset	5,307,586
Deposits	433,309
Investments	13,100,000
Intangible assets, license	40,692,000
Goodwill	15,903,714
Total assets	167,351,219
Liabilities
Accounts payable and accrued liabilities	16,283,948
Right-of-use liability	12,742,380
Long-term debt, net	19,166,670
Uncertain tax liability	15,603,307
Total liabilities	63,796,305
Net assets acquired	$103,554,914

Consideration:
Share consideration	$100,929,914
Contingent consideration	2,625,000
Total Consideration	$103,554,914

The acquired intangible assets include cannabis licenses which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As part of the Deep Roots Merger, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On June 6, 2025, the Company recognized a liability of $15,603,307 for uncertain tax positions related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $5,307,586, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $15,603,307 less $8,295,721 of income taxes receivable and $2,000,000 of tax specific cash contributions from Deep Roots.

Under the terms of the Deep Roots Merger Agreement, the selling shareholders of Deep Roots may become eligible to receive contingent consideration in the form of the Company’s SVSs based on the growth in the Adjusted EBITDA of the respective target company as of December 31, 2026, relative to a predefined Closing  EBITDA plus $1,000,000 in EBITDA attributed to a new retail location. The earnout amount is calculated using a 4x multiple of the EBITDA increase (defined as the greater of the actual 2026 Adjusted EBITDA or the trailing nine-month annualized Adjusted EBITDA as of December 31, 2026, less the Closing EBITDA), subject to certain adjustments for incremental debt and other factors as defined in the Merger Agreements. Additionally, the Deep Roots Merger Agreement contains a clawback provision whereby up to 50% of the initial merger consideration shares may be forfeited, if (a) 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA, and (b) the retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of immediately prior to December 31, 2026 is greater than US$1.05 per share.

As of June 30, 2025, the Company recorded a contingent consideration liability of $2,625,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. This contingent consideration was classified as a Level 3 liability within the fair value hierarchy and will be remeasured at each reporting date with changes in fair value recognized in earnings.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of June 30, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of June 30, 2025, there were no changes in the estimated amount of the indemnified tax exposure or the related asset.

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the Deep Roots Merger as if the acquisition had occurred on January 1, 2025. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.

Proforma revenues attributable to common shareholders for the three and six-month periods ended June 30, 2025 were $25,110,791 and $48,795,832, respectively. Proforma net loss attributable to common shareholders for the three and six-month periods ended June 30, 2025 were $2,121,500 and $700,182, respectively.

Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

Purchase Price Allocations

The above purchase price allocations are provisional specifically for determination of any deferred tax impact, valuation of contingent consideration, fair value of assets and liabilities including measurement of working capital adjustments pending the adjustment periods defined within the acquisition transaction agreements.

The Company will continue to examine the above during the measurement period and adjustments will be made based on facts and circumstances that existed at the acquisition date once subsequently finalized and within the measurement period.

Assets Held for Sale

As of June 30, 2025, the Company identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The Company believes the sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a material effect on the Company’s consolidated operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The carrying value of these net assets did not exceed fair value less expected cost to sell, and as such, the Company recorded no impairment loss. Assets and liabilities held for sale as of June 30, 2025 and December 31, 2024 were as follows:

Assets held for sale	June 30,	December 31,
	2025	2024
Property and equipment	$95,151,045	$90,177,872
Intangible assets	972,000	972,000
Operating lease, right-of-use asset	3,381,613	3,381,613
Deposits	2,274,077	2,028,567
Total assets held for sale	$101,778,735	$96,560,052

Liabilities held for sale
Right of Use Liability	$89,379,390	$89,387,203
Total liabilities held for sale	$89,379,390	$89,387,203

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $8,531,224 and $7,757,409 for the six months ended June 30, 2025 and 2024, respectively.

4. Fair Value Measurements

The Company complies with ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of June 30, 2025, and therefore no impairment charges were recorded.

The carrying value of the Company’s marketable securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

The carrying value of the Company’s warrants held and contingent consideration utilize Level 3 inputs given there is no market activity for the asset. The inputs used are further described in Note 18.

5. Accounts Receivable

Trade receivables as of June 30, 2025 and December 31, 2024 were comprised of the following items:

	June 30,	December 31,
	2025	2024
Trade receivables, net	$9,142,956	$2,870,181
Tax withholding receivables, net	—	174,660
Other	1,477,334	1,545,510
Total	$10,620,290	$4,590,351

Included in the trade receivables, net balance at June 30, 2025, and December 31, 2024, was an allowance for doubtful accounts of $166,765 and $84,989, respectively. Included in the tax withholding receivable, net balance at December 31, 2024, was an allowance for doubtful accounts of $159,275.

6. Inventory

Inventory as of June 30, 2025 and December 31, 2024 was comprised of the following items:

	June 30,	December 31,
	2025	2024
Work-in-progress	$26,803,338	$13,859,238
Finished goods	18,641,774	5,933,200
Non-cash fair value step up	12,397,641	—
Other	5,190,079	1,873,926
Total	$63,032,832	$21,666,364

In connection with the closing of the Mergers, the Company recorded the acquired inventories at their estimated fair values in accordance with ASC 805, Business Combinations. Fair value represents the estimated selling price of the acquired inventory, less the expected costs to sell the inventory.

The estimated fair value of the inventory exceeded cost, resulting in a fair value step-up adjustment to acquired inventories totaling $16,549,749. During the three and six-months ended June 30, 2025, $4,152,108 of amortization associated with this fair value step-up was recorded. This amortization was recorded to cost of sales in the consolidated statement of loss and comprehensive loss for the three and six month periods ended June 30, 2025.

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss for the three and six months ended June 30, 2025 and 2024 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Work-in-progress	$(43,275)	$(13,500)	$(25,190)	$(201,700)
Finished goods	(182,874)	54,500	232,041	(61,300)
Total	$(226,149)	$41,000	$206,851	$(263,000)

7. Deposits

On February 14, 2024, Proper entered into, among other things, an Asset Purchase Agreement (the “OGI Asset Purchase Agreement”) and a Management Service Agreement (the “Management Service Agreement”) with Occidental Group,

Inc. In connection with the OGI Asset Purchase Agreement, Proper advanced $4,365,858, which is fully refundable in the event the OGI Asset Purchase Agreement does not close. Given that the OGI Asset Purchase Agreement had not closed as of June 30, 2025, the advance was included in deposits at June 30, 2025 on the condensed consolidated balance sheet. The transactions contemplated by the OGI Asset Purchase Agreement closed on July 10, 2025.

On August 20, 2024, Proper entered into an agreement to acquire a dispensary license from ROI Wellness Center IV, LLC. In accordance with the agreement, Proper made an advance of $2,500,000, which is fully refundable in the event the Missouri Department of Health Senior Services does not approve the transfer of the license. The license transfer has not been approved, and as such, the advance was included in deposits at June 30, 2025 on the condensed consolidated balance sheet.

At June 30, 2025 and December 31, 2024, the Company’s deposits were comprised of the following:

	June 30,	December 31,
	2025	2024
Occidental Group Inc.	$4,365,858	$—
ROI Wellness, LLC	2,500,000	—
Other Deposits	1,781,966	421,244
Total	$8,647,824	$421,244

8. Property and Equipment, Net

As of June 30, 2025 and December 31, 2024, the Company’s property and equipment, net consisted of the following:

	June 30,	December 31,
	2025	2024
Land	$1,343,937	$863,105
Buildings and leasehold improvements	71,957,784	16,355,616
Furniture and equipment	24,629,634	7,451,920
Software	39,388	39,388
Vehicles	2,371,362	491,022
Construction-in-progress	14,918,259	9,858,120
Right of use asset under finance lease	7,572,566	7,572,566
	122,832,930	42,631,737
Less: accumulated depreciation	(12,172,677)	(10,319,975)
Total	$110,660,253	$32,311,762

For the six months ended June 30, 2025 and 2024, total depreciation on property and equipment was $1,853,234 and $1,267,612, respectively. For the six months ended June 30, 2025 and 2024, accumulated amortization of the right of use asset under finance lease amounted to $2,676,844 and $2,651,438, respectively. The right of use asset (the “ROU”) under finance lease of $7,572,566 consists of leased processing and cultivation premises. The Company capitalized $1,388,536 and $1,121,141 into inventory relating to depreciation associated with manufacturing equipment and production facilities for the six months ended June 30, 2025 and 2024, respectively. The associated capitalized depreciation costs are added to inventory and expensed as cost of sales when the product is sold.

As of each of June 30, 2025 and 2024, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge on property and equipment, net.

9. Leases

Components of the Company’s lease expenses as of June 30, 2025 and 2024 are listed below:

	June 30,	June 30,
	2025	2024
Finance lease cost
Depreciation of ROU assets	$165,024	$286,882
Interest on lease liabilities	7,158,613	7,095,154
Operating lease costs	1,840,085	924,929
Total lease costs	$9,163,722	$8,306,965

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2025	June 30, 2025	Total
2025	$4,547,220	$6,928,944	$11,476,164
2026	8,929,972	14,183,661	23,113,633
2027	8,720,658	14,606,527	23,327,185
2028	8,174,143	15,042,128	23,216,271
2029	7,088,413	15,490,852	22,579,265
Thereafter	23,594,331	203,082,066	226,676,397
Total minimum lease payments	$61,054,737	$269,334,178	$330,388,915
Less discount to net present value	(19,672,643)	(173,790,735)	(193,463,378)
Less liabilities held for sale	(2,481,882)	(86,897,778)	(89,379,660)
Present value of lease liability	$38,900,212	$8,645,665	$47,545,877

The Company has entered into various lease agreements for the use of buildings used in the production and retail sales of cannabis products.

Supplemental cash flow information related to the Company’s leases for the six months ended June 30, 2025 and 2024 is detailed below:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$—	$111,560
Lease principal payments - operating	831,317	281,874
Non-cash additions to ROU assets	320,531	9,270,915
Amortization of operating leases	935,336	577,715

Other information about the Company’s lease amounts as of June 30, 2025 and 2024 is recognized in the financial statements and outlined below:

	June 30,
	2025	2024
Weighted-average remaining lease term (years) – operating leases	7.33	7.96
Weighted-average remaining lease term (years) – finance leases	15.59	16.58
Weighted-average discount rate – operating leases	10.93%	8.35%
Weighted-average discount rate – finance leases	16.19%	16.20%

10. Intangibles

Intangible assets as of June 30, 2025 and December 31, 2024 were comprised of the following items:

	Licenses & Trademarks	Developed Technology	Total
Balance, December 31, 2023	$8,718,577	$—	$8,718,577
Amortization	(819,250)	—	(819,250)
Balance, December 31, 2024	$7,899,327	$—	$7,899,327
Acquisitions (Note 3)	67,212,002	11,997,000	79,209,002
Amortization	(802,894)	(131,597)	(934,491)
Balance, June 30, 2025	$74,308,435	$11,865,403	$86,173,838

Amortization expense for the Company’s intangibles was $729,681 and $934,491 during the three and six months ended June 30, 2025, respectively, and $204,812 and $409,624 during the three and six months ended June 30, 2024, respectively. The Company capitalized into inventory $15,358 and $40,136 of amortization for the three and six months ended June 30, 2025, respectively, and $24,779 and $49,557 for the three and six months ended June 30, 2024, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss

The Company estimates that amortization expenses will be $6,100,255 per year for the next five fiscal years.

11. Accounts Payable, Accrued Liabilities, and Restricted Cash

Accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024 were comprised of the following items:

	June 30,	December 31,
	2025	2024
Accounts payable – trade	$14,195,771	$2,298,060
Accrued Expenses	17,385,270	6,839,822
Taxes payable	5,966,951	264,518
Contract liability	2,426,929	1,053,636
Liability to sellers	7,054,563	—
Other	425,356	—
Total accounts payable and accrued liabilities	$47,454,840	$10,456,036

In connection with the closing of the Mergers and the related Merger Agreements, the Company is required to distribute cash to the former equity holders of Deep Roots and Proper. At June 30, 2025, $7,054,563 had yet to be distributed to the former stockholders of such entities. As such, the Company reclassified this cash as restricted cash, and recorded an associated liability, on the unaudited condensed consolidated balance sheet at June 30, 2025. The restricted cash was subsequently distributed after June 30, 2025. See Note 3 “Business Combinations and Dispositions” and Note 23 “Subsequent Events” for additional information

12. Long-Term Debt

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”) and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which was included in interest expense in the consolidated statements of loss and comprehensive loss for the six months ended June 30, 2025, and 2024.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum, PIK interest of 2% per annum and a maturity date of November 29, 2024. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Vireo Growth and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to PIK interest of 2.75% per annum.

On March 31, 2023, the Company executed a fifth amendment to its Credit Facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Chicago Atlantic Admin"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 15,000,000 Subordinate Voting Shares in lieu of a cash extension fee. These 15,000,000 shares were valued at $1,407,903 using a fair value per share of $0.094 were recorded as a deferred financing cost. The fair value per share reflects a 22% discount to the market price at the time of issuance to account for the four-month trading lock-up imposed on the shares. The amendment also provides the Company with reduced cash outlays by eliminating required amortization of the loan and requires the Company to divest certain assets to improve its liquidity position and financial performance.

On April 30, 2024, the Company executed a short-term extension of the maturity date on the Credit Facility with Chicago Atlantic Admin. The Credit Facility was extended until June 14, 2024 and then further extended to July 31, 2024.  In connection with these extensions, no other changes were made to the material terms of the existing agreement.

On May 21, 2024 the Company executed a $1,200,000 term loan with Chicago Atlantic Admin to assist with the purchase of a site for a new dispensary location. The loan bears an interest rate of 12.0% and is due on May 28, 2027. Financing costs of $68,600 were incurred in connection with the closing of the loan.

On July 31, 2024, the Company executed a ninth amendment to the Company’s Credit Facility. The ninth amendment to the Company’s Credit Facility extends the maturity date on the Credit Facility loans to January 29, 2027, adjusts and extends the deadline with respect to the Company’s ongoing disposition of its New York operations through July 31, 2025, and amends certain financial measure definitions and covenants within the agreement. The Company issued 12,500,000 Subordinate Voting Shares to the lenders in consideration for the amendment. These 12,500,000 shares were valued at $5,387,500 using a fair value per share of $0.431 and were recorded as a deferred financing cost.

Long-Term Debt Arising from Acquisitions

In connection with the closing of the Proper Mergers, the Company acquired $25,502,655 of notes payable due to Chicago Atlantic Admin. The unpaid principal amounts outstanding bear interest at a rate of (a) 11%, payable monthly in cash, and

(b) 3.00% per annum PIK interest, payable monthly. In addition, 1% amortization of the original principal value of the note, or $27,100,000, is payable monthly, and the note matures on November 28, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Deep Roots Merger, the Company acquired $19,166,670 of notes payable due to Chicago Atlantic Admin. The unpaid principal amounts outstanding bear interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20,000,000, is payable monthly, and the note matures on August 15, 2027. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Wholesome Merger, the Company acquired a $8,766,340 term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company acquired $1,000,000 of promissory notes bearing an interest rate of 13.00%, payable monthly cash. See Note 3 “Business Combinations and Dispositions” for additional information.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2025, and December 31, 2024, $5,161,990 and $6,576,985 of deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s long-term debt as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Beginning of period	$62,338,046	$60,220,535
Acquired long-term debt (Note 3)	54,261,880
Proceeds	—	6,700,000
Principal repayments	(10,061,221)	(1,234,000)
Deferred financing costs	(260,000)	(7,418,770)
PIK interest	813,501	1,634,494
Amortization of deferred financing costs	1,605,526	2,435,787
End of period	108,697,732	62,338,046
Less: current portion	26,483,317	900,000
Total long-term debt	$82,214,415	$61,438,046

As of June 30, 2025, stated maturities of long-term debt were as follows:

2025	$26,411,945
2026	2,143,992
2027	80,141,795
Total	$108,697,732

13. Convertible Notes

On July 31, 2024, holders voluntarily converted convertible notes issued in 2023 into 73,016,061 Subordinate Voting Shares of the Company.

On November 1, 2024, the Company entered into the Joinder and Tenth Amendment to the Credit Agreement (the “Tenth Amendment”). The Tenth Amendment provides a convertible note facility (the “New Convertible Notes”) with a maximum principal amount of $10,000,000. The New Convertible Notes mature on November 1, 2027, have a cash interest rate of 12.0%  per year, and are convertible into the Company’s SVSs at an amount determined by dividing the outstanding principal amount, plus all accrued but unpaid interest on the New Convertible Notes on the date of such conversion, by a conversion price of $0.625. The Company incurred $145,717 in financing costs in connection with the signing of the Tenth Amendment.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2025 and December 31, 2024, $113,336 and $137,622 of deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s convertible debt as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Beginning of period	$9,862,378	$9,140,257
Proceeds	—	10,000,000
Deferred financing costs	—	(145,717)
PIK interest	—	363,376
Amortization of deferred financing costs	24,286	279,019
Conversion		(9,774,557)
End of period	$9,886,664	$9,862,378
Less: current portion	—	—
Total convertible debt	$9,886,664	$9,862,378

14. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of June 30, 2025. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the six months ended June 30, 2025, 134,229,986 Subordinate Voting Shares were issued in connection with the Wholesome Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2025, 196,212,265 Subordinate Voting Shares were issued in connection with the Proper Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2025, 251,210,053 Subordinate Voting Shares were issued in connection with the Deep Roots Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2025, 25,739 Multiple Voting Shares were converted into 2,573,900 Subordinate Voting Shares for no additional consideration.

During the six months ended June 30, 2025, employee stock options were exercised for 448,547 Subordinate Voting Shares. Proceeds from this transaction were $80,614.

During the six months ended June 30, 2025, stock warrants were exercised for 265,626 Subordinate Voting Shares. Proceeds from these transactions were $38,516.

During the six months ended June 30, 2025, 1,752,003 shares were issued in connection with the settlement of RSUs. 365,871 shares were net settled to pay payroll taxes associated with the issuance, resulting in the final issuance of 1,386,132 shares.

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

15. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan (the “EIP”) under which the Company may grant incentive stock options, restricted shares, restricted share units, or other awards. Under the terms of the EIP, a total of ten percent of the number of shares outstanding, assuming conversion of all super voting shares and MVSs to SVSs are permitted to be issued. The exercise price for incentive stock options issued under the EIP will be set by the compensation committee of the Company’s board of directors but will not be less than 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Company’s board of directors.

Options granted under the EIP as of June 30, 2025 and 2024 were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,	June 30,
	2025	2024
Risk-Free Interest Rate	4.53%	4.49%
Weighted Average Exercise Price	$0.49	$0.54
Weighted Average Stock Price	$0.49	$0.54
Expected Life of Options (years)	7.00	7.00
Expected Annualized Volatility	100.00%	100.00%
Grant Fair Value	$0.41	$0.45
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the six months ended June 30, 2025, and for the year ended December 31, 2024, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(2,760,530)	1.29	—
Exercised	(50,000)	0.33	—
Granted	4,073,839	0.48	—
Options Outstanding at December 31, 2024	31,232,633	$0.43	5.45
Forfeitures	(584,210)	0.34	—
Exercised	(448,546)	0.18	—
Granted	159,156	0.49	—
Options Outstanding at June 30, 2025	30,359,033	$0.43	5.03

Options Exercisable at June 30, 2025	27,323,701	$0.42	4.62

During the three and six-month periods ended June 30, 2025, the Company recognized $185,345 and $358,067, respectively, in stock-based compensation related to stock options, respectively. During the three and six-month periods ended June 30, 2024, the Company recognized ($60,751) and $25,981, respectively, in stock-based compensation related to stock options, respectively. As of June 30, 2025, the total unrecognized compensation costs related to unvested stock options awards granted was $428,091. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.5 years. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2025, was $3,364,604 and $3,227,358, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one Subordinate Voting Share of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Exercised	(480,437)	0.15	—
Warrants outstanding at December 31, 2024	15,919,563	$0.22	3.56
Forfeited	(150,000)	1.49	—
Exercised	(265,626)	0.145	—
Warrants outstanding at June 30, 2025	15,503,937	$0.22	3.07

Warrants exercisable at June 30, 2025	15,503,937	$0.22	3.07

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2023 and 2024	3,037,649	$3.50	1.23
Warrants outstanding at June 30, 2025	3,037,649	$3.50	0.73

Warrants exercisable at June 30, 2025	3,037,649	$3.50	0.73

RSUs

The expense associated with RSUs is based on the closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and six-months ended June 30, 2025, the Company recognized $3,965,285 and $5,253,414, respectively, in stock-based compensation expense related to RSUs. During the three and six months periods ended June 30, 2024, the Company recognized $183 and $93,240, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2023	2,543,011	$0.88
Granted	9,228,462	0.31
Forfeitures	(443,943)	1.34
Balance, December 31, 2024	11,327,530	0.40
Granted	62,589,414	0.35
Settled	(1,752,453)	0.94
Forfeitures	(66,341)	1.81
Balance, June 30, 2025	72,098,150	0.34

Vested at June 30, 2025	2,450,615	$0.41

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

On July 31, 2023, the Company filed a requisition for adjournment of its application filed July 14, 2023, and set for hearing on July 31, 2023, to compel Verano’s compliance with document production based upon the Company’s belief that Verano was engaging in tactics to delay the litigation.

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

On June 19, 2024, Verano filed the Preliminary Suitability Application seeking orders dismissing the Summary Trial Application on the basis that certain issues in the action are not suitable for summary determination. The Preliminary Suitability Application is in the process of being scheduled

Due to uncertainties inherent in litigation, it is not possible for Vireo Growth to predict the timing or final outcome of the legal proceedings against Verano or to determine the amount of damages, if any, that may be awarded.  The damages sought will be significant and material given that Verano’s breach left the Company in a vulnerable position resulting in the Company being constrained in its ability to fund growth initiatives that were desirable and that its competitors were able to undertake, most notably in Minnesota and New York markets.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

17. Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following items for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Salaries and benefits	$7,565,595	$3,666,392	$11,507,693	$7,179,128
Professional fees	854,397	1,871,585	2,253,172	3,298,681
Insurance expenses	255,409	409,085	675,732	978,270
Advertising	443,031	189,946	609,573	411,960
Other expenses	3,336,113	1,427,223	4,882,318	2,747,805
Total	$12,454,544	$7,564,231	$19,928,487	$14,615,844

18. Other Income (Expense)

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The CARES Employee Retention Credit  was initially equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were later passed by the United States government, which extended and slightly expanded the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the CARES Employee Retention Credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company applied for and received a CARES Employee Retention Credit equal to $0 and $972,888, respectively, for the three and six months ended June 30, 2025 and $0 for each of the three and six months ended June 30, 2024. These amounts were recorded in other income on the unaudited condensed consolidated statement of loss and comprehensive loss for the three and six months ended June 30, 2025 and 2024.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the strategic agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. The Company’s remaining 4,000,000 warrants were revalued at a fair value of $1,272,440 and $2,270,964 at June 30, 2025 and December 31, 2024, respectively. The fair value was derived from a Black-Scholes valuation using a stock price of $0.40, an exercise price of $0.165, an expected life of 3.27 years, an annual risk free rate of 3.79%, and volatility of 100%. The three and six-months ended June 30, 2025 saw a change in fair value of $479,465 and $998,524, respectively, which was recorded as other expense in the statement of net loss and comprehensive loss for the three and six month periods ended June 30, 2025.

19. Segment Reporting

The Company utilized the guidance in ASC 280 to determine how many reportable segments the Company has. The Company considered various factors including, but not limited to, the Company’s products and services, production processes, customers, regulatory environment, and business geography, as well as the degree to which the Company’s Chief Operating Decision Maker evaluates the Company’s performance and allocates resources. The Company determined that cannabis is its one and only reportable segment because (a) the company’s products and services are limited to various forms of cannabis products, (b) the company’s customers include retail and wholesale customers, (c) the Company’s geography and regulatory environment are the United States, and (d) the Company’s Chief Operating Decision Maker assesses performance and allocates resources at the consolidated level.

The Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker. The Company’s Chief Operating Decision Maker assesses performance for the cannabis segment and decides how to allocate resources based on operating profit and net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet total as consolidated assets. The Company’s Chief Operating Decision Maker uses net income to evaluate income generated from segment assets in deciding the appropriate capital allocation strategy. A comparison of budgeted results to actual results is also used by the Company’s Chief Operating Decision Maker to assess business performance.

The Company’s cannabis segment cultivates, processes and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories, in the United States. Revenue is derived from the sale of these products in the United States, and the assets used to produce these products are also held in the United States. The accounting policy for recording revenue, and all other accounting policies, are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

20. Supplemental Cash Flow Information(1)

	June 30,	June 30,
	2025	2024
Cash paid for interest	$13,744,621	$13,584,622
Cash paid for income taxes	—	—
Change in construction accrued expenses	543,626	(286,156)
(1)	For supplemental cash flow information related to leases, refer to Note 9 “Leases.

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

Liquidity risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to its cash and accounts receivable. A small portion of cash is held on hand, from which the Company believes the risk of loss is remote. The Company’s accounts receivable relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Maryland, Minnesota, and New York with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has adhered, and intends to continue to adhere, strictly to the applicable state statutes in its operations.

Legal Risk

Vireo Growth operates in the United States. The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, has no accepted medical use in the U.S., and lacks accepted safety for use under medical supervision. The U.S. Food and Drug Administration has not approved marijuana as a safe and effective drug for any indication. In the U.S., marijuana is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal.

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign currency rates. Given the Company’s financial transactions are rarely denominated in a foreign currency, there is minimal foreign currency risk exposure.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate. A change of 100 basis points in interest rates during the three months ended June 30, 2025, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $384,000.

22. Related Party Transactions

As of each of June 30, 2025 and December 31, 2024, the Company owed $0 to related parties.

In connection with the Proper Mergers and related Proper Merger Agreement, the Company assumed a lease of property in Missouri that is owned by employees of Proper, who are now members of the Company. During the three and six months ended June 30, 2025, the Company made lease payments of $15,167. Monthly rent is $15,167.

In connection with the Wholesome Merger and related Wholesome Merger Agreement, the Company assumed a lease of property in Grantsville, Utah that is owned by Wholesome employees, which are now members of the Company. During the three and six-month periods ended June 30, 2025, the Company made lease payments totaling $142,794. Monthly rent is approximately $71,397.

In connection with the closing of the Wholesome Merger and the related Wholesome Merger Agreement, the Company acquired $1,000,000 of promissory notes that bore a 13% interest rate due to current employees. The notes were repaid in full on July 7, 2025 in connection with the First Lien Term Loan (as defined below) and Chicago Atlantic Term Loan (as defined below). See Note 23 “Subsequent Events” for additional information.

Details surrounding the lending relationships between the Company and Chicago Atlantic Admin, are described in Note 12 “Long-Term Debt” and Note 13 “Convertible Debt.”

John Mazarakis, Vireo Growth’s Chief Executive Officer, is a partner of Chicago Atlantic Group, LP, an affiliate of Chicago Atlantic Admin. See "Item 13. Certain Relationships and Related Transactions and Director Independence" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information.

23. Subsequent Events

On July 7, 2025, the Company entered into a Loan and Security Agreement (the “First Lien Term Loan”), effective July 3, 2025, by and among the Company and each of its subsidiaries (together with Vireo Growth, each individually, a “Borrower” and collectively, jointly and severally, the “Borrowers”), the guarantors from time to time party thereto (the “Guarantors”), the financial institutions from time to time party thereto (the “Lenders”), East West Bank, a California banking corporation (“East West Bank”), as the administrative agent for the Lenders (the “Administrative Agent”), Western Alliance Bank, an Arizona corporation, as the co-administrative agent for the Lenders (the “Co-Admin Agent”), East West Bank, as the collateral agent for the Lenders (the “Collateral Agent” and each of the Collateral Agent, the Administrative Agent and the Co-Admin Agent, an “Agent” and two or more, the “Agents”), and East West Bank and Western Alliance Bank, as joint lead arrangers (collectively, in such capacities, the “Joint Lead Arrangers”).

The First Lien Term Loan provides for an aggregate principal amount of $120,000,000 to be loaned to the Borrowers. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3,000,000 (or 10% per annum of the original principal amount of the First Lien Term Loan). The Company will make quarterly amortization payments commencing on December 31, 2025, and on the last business day of each quarter thereafter through and including June 30, 2028. Upon maturity of the First Lien Term Loan on July 31, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (as defined in the First Lien Term Loan), subject to a 3% floor, plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan (as defined in the First Lien Term Loan) at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

On July 7, 2025, the Borrowers and Guarantors entered into a secured term loan (the “Chicago Atlantic Term Loan”), effective July 3, 2025, with Chicago Atlantic Opportunity Finance, LLC, as Lender, Chicago Atlantic Admin, as Administrative Agent and Collateral Agent (“2L Agent”) and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger (“Lead Arranger”).

The Chicago Atlantic Term Loan provides for a principal amount of $33,000,000 to be loaned to the Borrowers along with a $50,000,000 accordion feature, available to support future strategic initiatives, subject to the sole discretion of the Lender and 2L Agent. Amortization payments are due and payable monthly on each payment date in an amount equal to 1% of the loan amount starting November 30, 2025. All unpaid and accrued interest is due and payable on the maturity date of October 2, 2028, with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic Admin loans advanced. The Chicago Atlantic Term Loan bears interest at the U.S. prime rate (subject to a 7.5% floor) plus 5.5% per annum.

The Company issued a $10 million convertible note (the “Convertible Note”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that (a) matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic Admin loans advanced, (b) has a cash interest rate of the U.S. prime rate, subject to a 7.5% floor, plus 5.0% per year, and (c) is convertible into the Company’s SVSs at an amount determined by dividing the outstanding principal amount, plus all accrued but unpaid interest on the convertible notes on the date of such conversion, by a conversion price of $0.625.

The proceeds from the Convertible Note, Chicago Atlantic Term Loan, and First Lien Term Loan were used to: (i) retire all of the Company’s existing senior secured debt; (ii) retire the Company’s existing first priority interest in the $10,000,000 convertible note issued on November 1, 2024 pursuant to the Tenth Amendment; (iii) refinance the undrawn amount of the first priority interest $11,500,000 secured credit agreement among the Company, the Company’s wholly-owned subsidiary, Vireo Health of Minnesota, LLC, and Chicago Atlantic Lincoln, LLC; (iv) refinance the undrawn first priority $15,000,000 principal amount loan with Stearns Bank National Association and (v) recapture all debt principal payments made for the six month period ending June 30, 2025. All remaining proceeds were used to pay transaction-related expenses.

On July 10, 2025, the Company closed the OGI Asset Purchase Agreement after receiving approval from the Missouri Department of Health and Senior Services. In connection with closing, the Company paid Occidental Group, Inc. approximately $7,000,000.

Subsequent to June 30, 2025, the Company distributed approximately $6,700,000 to the former stockholders of Proper and Deep Roots.

,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. References to “we,” “our,” “us,” the “Company,” and “Vireo Growth” refer to Vireo Growth, Inc. Amounts are presented in United States dollars, except as otherwise indicated.

Forward-Looking Statements

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Overview of the Company

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation towards becoming significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in three limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of Green Goods® and other retail dispensaries that we own or operate, as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

Operating Segment

We report our operating results in one business segment: the cultivation, production, and sale of cannabis. We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients and adult-use-customers in our owned or operated retail stores.

During the three months ended June 30, 2025, the Company had operating revenue in six states: Maryland, Minnesota, New York, Missouri, Nevada, and Utah. Retail revenues during the three months ended June 30, 2025 were derived from sales in 36 dispensaries throughout these six states. We had eight operational dispensaries in Minnesota, four in New York, two in Maryland, eleven in Missouri, ten in Nevada, and one in Utah. Wholesale revenues were derived from sales of products to third parties in Maryland, Minnesota, and New York.

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, we entered into merger agreements (each a “Merger Agreement” and collectively, the “Merger Agreements”) with each of (i) Deep Roots Holdings, Inc. (“Deep Roots”) (the “Deep Roots Merger”), (ii) Proper Holdings, LLC (“Proper”), NGH Investments, Inc. (“NGH”), and Proper Holdings Management, Inc. (“Proper MSA Newco” and together with NGH, the “Proper Companies”) (the “Proper Mergers”), and (iii) WholesomeCo, Inc. (“Wholesome”) (the “Wholesome Merger” and collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers” and each, a “Merger”). Each Merger was an all-share transaction whereby, at the closing of each Merger, (i) a new wholly-owned subsidiary of the Company merged with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company merged with and into Wholesome, and (ii) the Proper Companies each merged with and into new wholly-owned subsidiaries of the Company. None of the Mergers were contingent upon the completion of any of the other Mergers.

During the three months ended June 30, 2025, all of the Mergers closed. More specifically, the Wholesome Merger closed on May 12, 2025, the Proper Mergers closed on June 5, 2025, and the Deep Roots Merger closed on June 6, 2025.

Three months ended June 30, 2025, Compared to Three months ended June 30, 2024

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our fourteen dispensaries in three states and our wholesale sales to third parties in three states. For the three months ended June 30, 2025, 77% of our revenue was generated from retail dispensaries and 23% from the wholesale business. For the three months ended June 30, 2024, 83% of our revenue was generated from retail business and 17% from wholesale business.

For the three months ended June 30, 2025, Minnesota operations contributed approximately 23% of revenues, New York contributed 11%, Maryland contributed 23%, Utah contributed 15%, Nevada contributed 13%, and Missouri contributed 15%. For the three months ended June 30, 2024, Minnesota operations contributed approximately 49% of revenues, New York contributed 10%, and Maryland contributed 41%.

Revenue for the three months ended June 30, 2025, was $48,063,010, an increase of $22,954,763 or 91% compared to revenue of $25,108,247 for the three-months ended June 30, 2024. The increase was primarily attributable to the closing of the Mergers resulting in the addition of Utah, Nevada, and Missouri revenues.

Retail revenue for the three months ended June 30 2025, was $36,772,560 an increase of $15,953,541 or 77% compared to retail revenue of $20,819,019 for the three months ended June 30, 2024. This increase was primarily due to the closing of the Mergers and the related Merger Agreements, resulting in the addition of Utah, Nevada, and Missouri revenues.

Wholesale revenue for the three months ended June 30, 2025, was $11,290,450, an increase of $7,001,222 compared to wholesale revenue of $4,289,228 for the three months ended June 30, 2024. The increase was primarily due to increased contributions from New York, and the closing of the Mergers and the related Merger Agreements, resulting in the addition of Utah, Nevada, and Missouri revenues.

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Retail:
MN	$10,858,055	$12,238,957	$(1,380,902)	(11)%
NY	1,094,551	1,604,327	(509,776)	(32)%
MD	6,749,585	6,975,735	(226,150)	(3)%
UT	6,101,621	—	6,101,621	100%
NV	6,361,285	—	6,361,285	100%
MO	5,607,463	—	5,607,463	100%
Total Retail	$36,772,560	$20,819,019	$15,953,541	77%

Wholesale:
MN	$159,713	6,869	152,844	2,225%
NY	4,127,703	998,724	3,128,979	313%
MD	4,182,707	3,283,635	899,072	27%
UT	1,106,756	—	1,106,756	100%
NV	28,206	—	28,206	100%
MO	1,685,365	—	1,685,365	100%
Total Wholesale	$11,290,450	$4,289,228	$7,001,222	163%

Total Revenue	$48,063,010	$25,108,247	$22,954,763	91%

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

Cost of sales for the three months ended June 30, 2025, was $27,645,163, an increase of $16,087,559 compared to the three months ended June 30, 2024, of $11,557,604.

Gross profit for the three months ended June 30, 2025, was $20,417,847, representing a gross margin of 42%. In comparison, gross profit for the three months ended June 30, 2024, was $13,550,643 or a 54% gross margin. The increase in gross profit was driven by the closing of the Mergers and related Merger Agreements, which added the gross profit of Deep Roots, Proper, and Wholesome. The decrease in gross margin is primarily attributable to the amortization of the non-cash inventory fair value step initially recognized in connection with the closing of the Merger Agreements. Excluding this amortization, gross profit would have been approximately 51% for the three months ended June 30, 2025.

We believe our current production capacity has not been fully realized and we expect future operations to benefit from increased revenue growth reflective of higher demand, increased product output and new product development. However, we expect gradual price compression as markets mature, which could place downward pressure on our retail and wholesale gross margins.

Total Expenses

Total expenses other than the cost of sales consist of selling costs to support customer relationships, marketing, and branding activities. They also include a significant investment in the corporate infrastructure required to support ongoing business.

Selling costs generally correlate to revenue. In the short-term as a percentage of sales, we expect selling costs to remain relatively flat.  However, as anticipated positive regulatory developments in our core markets occur, we expect selling costs as a percentage of sales to decrease via growth in our retail and wholesale channels.

General and administrative expenses also include costs incurred at the corporate offices, primarily related to personnel costs, including salaries, benefits, and other professional service costs, as well as corporate insurance, legal and professional fees associated with being a publicly traded company. We expect general and administrative expenses as a percentage of sales to decrease as we realize revenue growth both organically and through anticipated positive regulatory developments in our core markets.

Total expenses for the three months ended June 30, 2025, were $22,436,537 an increase of $14,679,916 compared to total expenses of $7,756,621 for the three months ended June 30, 2024. The increase in total expenses was primarily attributable to an increase in transaction expenses associated with the Mergers, an increase in stock-based compensation expense, and the addition of the operating expenses of Deep Roots, Proper, and Wholesome given the Mergers closed during the three months ended June 30, 2025.

Operating Income (Loss) before Other Income (Expense) and Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the three months ended June 30, 2025, was ($2,018,660) a decrease of $7,812,712 compared to $5,794,022 for the three months ended June 30, 2024.

Total Other Expense

Total other expense for the three months ended June 30, 2025, was $8,061,339, an increase of $2,038,906 compared to total other expense of $6,022,433 for the three months ended June 30, 2024. This change was primarily attributable to decreased other income driven by the decreasing value of the warrants we hold in Grown Rogue.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2025, tax expense totaled $4,854,000 compared to tax expense of $440,000 for the three months ended June 30, 2024.

Six months ended June 30, 2025, compared to six months ended June 30, 2024

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our fourteen dispensaries in three states and our wholesale sales to third parties in three states. For the six months ended June 30, 2025, 77% of our revenue was generated from retail dispensaries and 23% from the wholesale business. For the six months ended June 30, 2024, 82% of our revenue was generated from retail business and 18% from wholesale business.

For the six months ended June 30, 2025, Minnesota operations contributed approximately 31% of revenues, New York contributed 10%, Maryland contributed 30%, Utah contributed 10%, Nevada contributed 9%, and Missouri contributed 10%. For the six months ended June 30, 2024, Minnesota operations contributed approximately 48% of revenues, New York contributed 11%, and Maryland contributed 41%.

Revenue for the six months ended June 30, 2025, was $72,603,651, an increase of $23,408,089 or 48% compared to revenue of $49,195,562 for the six-months ended June 30, 2024. The increase was primarily attributable to the closing of The Merger Agreements, resulting in the addition of Utah, Nevada, and Missouri revenues.

Retail revenue for the six months ended June 30 2025, was $56,006,201 an increase of $15,587,742 or 39% compared to retail revenue of $40,418,459 for the six months ended June 30, 2024. This increase was primarily due to the closing of the Merger Agreements, resulting in the addition of Utah, Nevada, and Missouri revenues.

Wholesale revenue for the six months ended June 30, 2025, was $16,597,450, an increase of $7,820,347 compared to wholesale revenue of $8,777,103 for the six months ended June 30, 2024. This increase was primarily due to increased contributions from New York, and the closing of the Merger Agreements, resulting in the addition of Utah, Nevada, and Missouri revenues.

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
Retail:
MN	$22,067,259	$23,216,046	$(1,148,787)	(5)%
NY	2,299,596	3,425,596	(1,126,000)	(33)%
MD	13,568,977	13,776,817	(207,840)	(2)%
UT	6,101,621	—	6,101,621	100%
NV	6,361,285	—	6,361,285	100%
MO	5,607,463		5,607,463	100%
Total Retail	$56,006,201	$40,418,459	$15,587,742	39%

Wholesale:
MN	441,124	6,869	434,255	6,322%
NY	5,064,054	2,132,938	2,931,116	137%
MD	8,271,945	6,637,296	1,634,649	25%
UT	1,106,756	—	1,106,756	100%
NV	28,206	—	28,206	100%
MO	1,685,365	—	1,685,365	100%
Total Wholesale	$16,597,450	$8,777,103	$7,820,347	89%

Total Revenue	$72,603,651	$49,195,562	$23,408,089	48%

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

Cost of sales for the six months ended June 30, 2025, was $39,773,492, an increase of $16,373,000 compared to the six months ended June 30, 2024, of $23,400,492.

Gross profit for the six months ended June 30, 2025, was $32,830,159, representing a gross margin of 45%. This is compared to gross profit for the six months ended June 30, 2024, of $25,795,070 or a 52% gross margin. The increase in gross profit was driven by the closing of the Merger Agreements, which added the gross profit of Deep Roots, Proper, and

Wholesome. The decrease in gross margin was primarily attributable to the amortization of the non-cash inventory fair value step initially recognized in connection with the closing of the Merger Agreements. Excluding this amortization, gross profit would have been approximately 51% for the six months ended June 30, 2025.

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

Total expenses for the six months ended June 30, 2025, were $32,873,160 an increase of $17,631,557 compared to total expenses of $15,241,603 for the six months ended June 30, 2024. The increase in total expenses was primarily attributable to an increase in transaction expenses associated with the Mergers, an increase in stock-based compensation expense, and the addition of the operating expenses of Deep Roots, Proper, and Wholesome given the Mergers closed during the six months ended June 30, 2025.

Operating Income (Loss) before Other Income (Expense) and Income Taxes

Operating income (loss) before other income (expense) and provision for income taxes for the six months ended June 30, 2025, was ($43,001) a decrease of $10,596,468 compared to $10,553,467 for the three months ended June 30, 2024.

Total Other Expense

Total other expense for the six months ended June 30, 2025, was $14,870,818, an increase of $1,322,481 compared to other expense of $13,548,337 for the six months ended June 30, 2024. This change was primarily attributable to decreased other income driven by the decreasing value of the warrants we hold in Grown Rogue International, Inc. (“Grown Rogue”).

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2025, tax expense totaled $6,529,000 compared to tax expense of $4,385,000 for the six months ended June 30, 2024.

NON-GAAP MEASURES

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP measure that does not have a standardized definition under the United States generally accepted accounting principles (“GAAP”). Total revenues, excluding revenues from states where we have divested operations, is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measure EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure, total revenues, that exclude revenues from states where we have divested operations presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measure appears. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. The supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(14,934,029)	$(668,441)	$(21,442,819)	$(7,379,870)
Interest expense, net	7,647,822	7,518,454	15,247,339	16,241,091
Income taxes	4,854,000	440,000	6,529,000	4,385,000
Depreciation & Amortization	1,101,919	252,958	1,359,053	506,538
Depreciation and amortization included in cost of sales	858,632	585,740	1,428,672	1,170,698
EBITDA (non-GAAP)	$(471,656)	$8,128,711	$3,121,245	$14,923,457
Non-cash inventory adjustments	3,925,959	41,000	4,358,959	(263,000)
Grown Rogue termination fee included in cost of goods sold	266,667	—	533,333	—
Stock-based compensation	4,150,630	(60,568)	5,611,480	119,221
Transaction related expenses	4,729,444	—	5,974,140	—
Other income	407,673	(1,593,492)	(382,365)	(2,911,081)
Severance expense	239,924	—	619,839	—
Loss on disposal of assets	5,844	97,471	5,844	218,327
Adjusted EBITDA (non-GAAP)	$13,254,485	$6,613,122	$19,842,475	$12,086,924

Included in the table below is a reconciliation of Pro Forma EBITDA. Pro Forma EBITDA and Pro Forma Adjusted EBITDA reflects the financial results of the Company giving effect to the Mergers as if they had occurred on January 1, 2025. Pro Forma EBITDA and Pro Forma Adjusted EBITDA are non-GAAP measures that do not have a standardized definition under the generally accepted accounting principles in the United States of America (“GAAP”). The following information provides reconciliations of the supplemental non-GAAP financial measure Pro Forma EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.   We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business.

These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Three
Months Ended
June 30,
2025
Net income (loss)	$(21,034,208)
Interest expense, net	9,193,304
Income taxes	10,804,770
Depreciation & Amortization	3,375,305
EBITDA (non-GAAP)	$2,339,171

Non-cash inventory adjustments	4,252,451
Stock-based compensation	6,328,592
Transaction related expenses	9,056,447
Other (income) expense	134,938
Severance expense	239,834
Loss on disposal of assets	844,269
Adjusted EBITDA (non-GAAP)	$23,195,702

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

On March 25, 2021, the Company entered into a credit agreement for a senior secured delayed draw term loan with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”) and executed a draw of $26,000,000 in principal. The unpaid principal amounts outstanding under the Credit Facility bear interest at a rate of (a) the U.S. prime rate plus 10.375%, payable monthly in cash, and (b) 2.75% per annum paid in kind (“PIK”) interest payable monthly. In connection with the Credit Facility, the Company also pays a monthly credit monitoring fee in the amount of $130,400 which was included in interest expense in the consolidated statements of loss and comprehensive loss for the six months ended June 30, 2025, and 2024.

On November 18, 2021, the Company and lenders amended the Credit Facility to provide for an additional loan of $4,200,000 with a cash interest rate of 15% per annum, PIK interest of 2% per annum and a maturity date of November 29, 2024. Obligations under the Credit Facility are secured by substantially all the assets of the Company.

On January 31, 2022, Vireo Growth and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a Third Amendment to the Credit Facility (the “Third Amendment”) providing for additional delayed draw term loans of up to $55 million (the “Delayed Draw Loans”). The cash interest rate on the Delayed Draw Loans under the Third Amendment is equal to the U.S. prime rate plus 10.375%, with a minimum required rate of 13.375% per annum, in addition to PIK interest of 2.75% per annum.

On March 31, 2023, the Company executed a fifth amendment to its Credit Facility with its senior secured lender, Chicago Atlantic Admin, LLC (the "Chicago Atlantic Admin"), an affiliate of Green Ivy Capital, and a group of lenders. The amended credit facility extends the maturity date on its Delayed Draw Loans to April 30, 2024, through the issuance of 15,000,000 Subordinate Voting Shares in lieu of a cash extension fee. These 15,000,000 shares were valued at $1,407,903 using a fair value per share of $0.094 were recorded as a deferred financing cost. The fair value per share reflects a 22% discount to the market price at the time of issuance to account for the four-month trading lock-up imposed on the shares. The amendment also provides the Company with reduced cash outlays by eliminating required amortization of the loan and requires the Company to divest certain assets to improve its liquidity position and financial performance.

On April 30, 2024, the Company executed a short-term extension of the maturity date on the Credit Facility with Chicago Atlantic Admin. The Credit Facility was extended until June 14, 2024 and then further extended to July 31, 2024.  In connection with these extensions, no other changes were made to the material terms of the existing agreement.

On May 21, 2024 the Company executed a $1,200,000 term loan with Chicago Atlantic Admin to assist with the purchase of a site for a new dispensary location. The loan bears an interest rate of 12.0% and is due on May 28, 2027. Financing costs of $68,600 were incurred in connection with the closing of the loan.

On July 31, 2024, the Company executed a ninth amendment to the Company’s Credit Facility. The ninth amendment to the Company’s Credit Facility extends the maturity date on the Credit Facility loans to January 29, 2027, adjusts and extends the deadline with respect to the Company’s ongoing disposition of its New York operations through July 31, 2025, and amends certain financial measure definitions and covenants within the agreement. The Company issued 12,500,000 Subordinate Voting Shares to the lenders in consideration for the amendment. These 12,500,000 shares were valued at $5,387,500 using a fair value per share of $0.431 and were recorded as a deferred financing cost.

Long-Term Debt Arising from Acquisitions

In connection with the closing of the Proper Mergers, the Company acquired $25,502,655 of notes payable due to Chicago Atlantic Admin. The unpaid principal amounts outstanding bear interest at a rate of (a) 11%, payable monthly in cash, and (b) 3.00% per annum PIK interest, payable monthly. In addition, 1% amortization of the original principal value of the note, or $27,100,000, is payable monthly, and the note matures on November 28, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Deep Roots Merger, the Company acquired $19,166,670 of notes payable due to Chicago Atlantic Admin. The unpaid principal amounts outstanding bear interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20,000,000, is payable monthly, and the note matures on August 15, 2027. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Wholesome Merger, the Company acquired a $8,766,340 term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company acquired $1,000,000 of promissory notes bearing an interest rate of 13.00%, payable monthly cash. See Note 3 “Business Combinations and Dispositions” for additional information.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2025, and December 31, 2024, $5,161,990 and $6,576,985 of deferred financing costs remained unamortized, respectively.

Convertible Notes

On July 31, 2024, holders voluntarily converted convertible notes issued in 2023 into 73,016,061 Subordinate Voting Shares of the Company.

On November 1, 2024, the Company entered into the Joinder and Tenth Amendment to the Credit Agreement (the “Tenth Amendment”). The Tenth Amendment provides a convertible note facility (the “New Convertible Notes”) with a maximum principal amount of $10,000,000. The New Convertible Notes mature on November 1, 2027, have a cash interest rate of 12.0%  per year, and are convertible into the Company’s SVSs at an amount determined by dividing the outstanding principal amount, plus all accrued but unpaid interest on the New Convertible Notes on the date of such conversion, by a conversion price of $0.625. The Company incurred $145,717 in financing costs in connection with the signing of the Tenth Amendment.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2025 and December 31, 2024, $113,336 and $137,622 of deferred financing costs remained unamortized, respectively.

Cash Used in Operating Activities

Net cash used in operating activities was $8.2 million for the six months ended June 30 2025, an increase of $7.0 million as compared to $1.2 million for the six months ended June 30, 2024. The increase was primarily attributed to less favorable changes in working capital, particularly assets held for sale, and increased transaction costs associated with the Mergers.

Cash Used in Investing Activities

Net cash provided by investing activities was $32.9 million for the six months ended June 30, 2025, an increase of $37.2 million compared to net cash used in investing activities of $4.2 million for the six months ended June 30, 2024. The increase was primarily attributable to the cash acquired through the closing of the Merger Transactions during the six-months ended June 30, 2025.

Cash Used in Financing Activities

Net cash used in financing activities was $10.2 million for the six months ended June 30, 2025, a change of $10.9 million as compared to $0.7 million provided by financing activities in the six months ended June 30, 2024. The change was principally due to increased debt principal payments during the six-months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Lease Transactions

As of June 30, 2025, we entered into lease agreements for the use of buildings used in the cultivation, production and/or sales of cannabis products in Maryland, Minnesota, New York, Missouri, Nevada, and Utah.

The lease agreements for all of the retail spaces used for our dispensary operations are with third-party landlords and the remaining durations range from one to ten years. These agreements are short-term facility leases that require us to make monthly rent payments and fund common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the spaces to meet our operating needs. As of June 30, 2025, we operated 36 retail locations secured under these agreements.

We also entered into sale and leaseback arrangements for our cultivation and processing facilities in Minnesota and New York with a special-purpose real estate investment trust. These leases are long-term agreements that provide, among other things, funds to make certain improvements to the properties that will significantly enhance the production capacity and operational efficiency of the facilities.

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2025	June 30, 2024	Total
2024	$4,547,220	$6,928,944	$11,476,164
2025	8,929,972	14,183,661	23,113,633
2026	8,720,658	14,606,527	23,327,185
2027	8,174,143	15,042,128	23,216,271
2028	7,088,413	15,490,852	22,579,265
Thereafter	23,594,331	203,082,066	226,676,397
Total minimum lease payments	$61,054,737	$269,334,178	$330,388,915
Less discount to net present value	(19,672,643)	(173,790,735)	(193,463,378)
Less liabilities held for sale	(2,481,882)	(86,897,778)	(89,379,660)
Present value of lease liability	$38,900,212	$8,645,665	$47,545,877

ADDITIONAL INFORMATION

Outstanding Share Data

As of August 11, 2025, we had 949,802,390 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

923,839,190 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to one vote per share at all shareholder meetings. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

259,634 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of June 30, 2025, we had 30,359,033 employee stock options outstanding, 72,098,150 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 15,503,937 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, 18,538 Multiple Voting Shares were converted into 1,853,800 Subordinate Voting Shares for no additional consideration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended June 30, 2025, stock warrants were exercised for 265,626 Subordinate Voting Shares pursuant to Section 4 (a)(2) of the Securities Act. Proceeds from these transactions were $38,516.

Except as noted above or as previously reported, there were no unregistered sales of equity securities or repurchase of equity securities occurred during the three months ended June 30, 2025.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.2

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc., Deep Roots Holdings, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.3

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc., Proper Holdings, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.4

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc., WholesomeCo, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.5

First Amendment to Merger Agreement, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc. and Proper Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2025)

2.6

First Amendment to Merger Agreement, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc. and Deep Roots Holdings, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2025)

2.7

First Amendment to Merger Agreement, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc. and WholesomeCo, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2025)

2.8

Second Amendment to Merger Agreement, dated as of June 5, 2025, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc. and Proper Holdings, LLC (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on June 6, 2025)

2.9

Second Amendment to Merger Agreement, dated as of June 6, 2025, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc. and Deep Roots Holdings, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on June 12, 2025)

2.10

Second Amendment to Merger Agreement, dated as of May 12, 2025, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc. and WholesomeCo, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on May 12, 2025)

10.1	Restricted Stock Unit Agreement (Time Vesting) for John Mazarakis dated May 9, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2025)

10.2	Restricted Stock Unit Agreement (Performance Vesting) for John Mazarakis dated May 9, 2025 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 12, 2025)

10.3	Restricted Stock Unit Agreement (Time Vesting) for Tyson Macdonald dated May 9, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 12, 2025)

10.4	Restricted Stock Unit Agreement (Performance Vesting) for Tyson Macdonald dated May 9, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 12, 2025)

10.5+

Credit Agreement, dated as of May 9, 2022, among Proper Holdings, LLC, New Growth Horizon, LLC, NGH Investments, LLC, any Guarantors thereto, the lenders from time to time party thereto, and Chicago Atlantic Admin, LLC, as Administrative Agent

10.6

Loan and Security Agreement, dated as of April 15, 2024, among Deep Roots Harvest, Inc., Deep Roots Aria Acqco, Inc., Deep Roots Properties, LLC, Deep Roots Operating, Inc., Deep Roots Holdings, Inc., any additional Guarantor from time to time, the creditors party thereto, and Chicago Atlantic Admin, LLC, as Administrative Agent

10.7+	Asset Purchase Agreement, dated as of February 14, 2024, by and between Occidental Group, Inc. and New Growth Horizon, LLC
10.8+	Asset Purchase Agreement, dated as of August 20, 2024, by and among ROI Wellness Center IV, LLC, the beneficial owners of ROI Wellness Center IV, LLC, and New Growth Horizon, LLC
10.9	Management Services Agreement, dated as of May 24, 2025, by and among New Growth Horizon, LLC, Nirvana Investments, LLC, each of Nirvana’s subsidiaries, and Proper Holdings Management, Inc.
10.10

First Amendment to Credit Agreement, December 23, 2024, among Proper Holdings, LLC, New Growth Horizon, LLC, NGH Investments, INC., Chicago Atlantic Admin, LLC, as administrative agent and the Lenders party thereto

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

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

VIREO GROWTH INC. (Registrant)

Date: August 13, 2025	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer and Co-Executive Chairman (principal executive officer)

Date: August 13, 2025	By:	/s/ Tyson Macdonald
		Name:	Tyson Macdonald
		Title:	Chief Financial Officer (principal financial officer)
Date: August 13, 2025	By:	/s/ Joseph Duxbury
		Name:	Joseph Duxbury
		Title:	Chief Accounting Officer (principal accounting officer)