Form 10-Q
period 2025-09-30
Vireo Growth Inc.
filed 2025-11-12
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –1,038,706,623; Multiple Voting Shares –259,632; and Super Voting Shares – 0.

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$97,151,669	$91,604,970
Restricted Cash	20,387,672	—
Marketable Securities	1,012,527	—
Accounts receivable, net of credit losses of $1,027,316 and $244,264, respectively	12,180,295	4,590,351
Income tax receivable	14,414,476	12,027,472
Inventory	53,901,588	21,666,364
Prepayments and other current assets	5,114,818	1,650,977
Warrants held	1,333,103	2,270,964
Assets held for sale	102,468,441	96,560,052
Total current assets	307,964,589	230,371,150
Property and equipment, net	121,241,954	32,311,762
Operating lease, right-of-use asset	37,112,753	7,859,434
Intangible assets, net	89,651,531	7,899,328
Goodwill	97,289,115	—
Investments	6,000,000	—
Deposits	2,129,430	421,244
Indemnified Assets	17,529,137	—
Total assets	$678,918,509	$278,862,918
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$38,543,289	$10,456,036
Convertible debt, current portion	1,650,000	—
Long-term debt, current portion	15,630,000	900,000
Right of use liability, current	4,771,482	1,400,015
Uncertain tax liability	84,818,307	33,324,000
Derivative liability	160,778	—
Liabilities held for sale	89,334,872	89,387,203
Total current liabilities	234,908,728	135,467,254
Right-of-use liability	41,772,546	16,494,439
Long-term debt, net	131,665,305	61,438,046
Convertible debt, net	8,246,109	9,862,378
Contingent consideration	14,919,000	—
Other long-term liabilities	1,101,299	37,278
Total liabilities	432,612,987	223,299,395

Commitments and contingencies (refer to Note 16)

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 923,898,809 shares issued and outstanding at September 30, 2025 and 337,512,681 at December 31, 2024)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 259,632 shares issued and outstanding at September 30, 2025 and 285,371 at December 31, 2024)	—	—
Additional paid in capital	525,482,763	286,999,084
Accumulated deficit	(279,177,241)	(231,435,561)
Total stockholders' equity	$246,305,522	$55,563,523
Total liabilities and stockholders' equity	$678,918,509	$278,862,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$91,655,155	$25,165,343	$164,258,806	$74,360,905
Cost of sales
Product costs	40,878,030	12,448,373	76,292,563	36,111,865
Non-cash product costs	12,397,641	—	16,549,749	—
Inventory valuation adjustments	996,485	393,000	1,203,336	130,000
Gross profit	37,382,999	12,323,970	70,213,158	38,119,040
Operating expenses:
Selling, general and administrative expenses	29,680,788	6,911,278	49,609,275	21,527,122
Transaction related expenses	803,724	—	6,777,864	—
Stock-based compensation expenses	4,006,712	1,304,919	9,618,192	1,424,140
Depreciation	552,589	76,292	1,017,287	222,763
Amortization	1,530,230	180,034	2,424,585	540,101
Total operating expenses	36,574,043	8,472,523	69,447,203	23,714,126

Income from operations	808,956	3,851,447	765,955	14,404,914

Other income (expense):
Interest expenses, net	(6,906,226)	(7,363,655)	(22,153,565)	(23,604,746)
Gain (loss) on disposal of assets and debt	(7,837,671)	—	(7,843,515)	(218,327)
Other income (expenses)	983,080	970,850	1,365,445	3,881,931
Other income (expenses), net	(13,760,817)	(6,392,805)	(28,631,635)	(19,941,142)

Loss before income taxes	(12,951,861)	(2,541,358)	(27,865,680)	(5,536,228)

Current income tax expenses	(13,347,000)	(2,385,000)	(19,876,000)	(6,770,000)
Net loss and comprehensive loss	(26,298,861)	(4,926,358)	(47,741,680)	(12,306,228)
Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.08)
Weighted average shares used in computation of net loss per share - basic and diluted	949,820,535	201,377,275	627,654,382	162,836,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(In U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, January 1, 2024	110,007,030	$—	331,193	$—	—	$—	$187,384,403	$(203,428,052)	$(16,043,649)
Conversion of MVS shares	3,287,900	—	(32,879)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,424,140	—	1,424,140
Options exercised	50,000	—	—	—	—	—	16,500	—	16,500
Warrants exercised	303,127	—	—	—	—	—	43,953	—	43,953
Shares issued	13,800,078	—	—	—	—	—	6,087,500	—	6,087,500
Conversion of convertible debt	73,016,061	—	—	—	—	—	9,774,557	—	9,774,557
Net Loss	—	—	—	—	—	—	—	(12,306,228)	(12,306,228)
Balance at September 30, 2024	200,464,196	$—	298,314	$—	—	$—	$204,731,053	$(215,734,280)	$(11,003,227)

Balance, January 1, 2025	337,512,681	—	285,371	—	—	—	286,999,084	(231,435,561)	55,563,523
Conversion of MVS shares	2,573,900	—	(25,739)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	9,618,192	—	9,618,192
Shares issued	1,752,004	—	—	—	—	—	—	—	—
Net settlement of stock-based compensation	(365,871)	—	—	—	—	—	(156,337)	—	(156,337)
Options exercised	508,165	—	—	—	—	—	90,890	—	90,890
Warrants exercised	265,626	—	—	—	—	—	38,516	—	38,516
Shares issued in connection with Wholesome acquisition	134,229,986	—	—	—	—	—	51,764,710	—	51,764,710
Shares issued in connection with the Proper acquisition	196,212,265	—	—	—	—	—	76,188,889	—	76,188,889
Shares issued in connection with the Deep Roots acquisition	251,210,053	—	—	—	—	—	100,938,819	—	100,938,819
Net Loss	—	—	—	—	—	—	—	(47,741,680)	(47,741,680)
Balance at September 30, 2025	923,898,809	$—	259,632	$—	—	$—	$525,482,763	$(279,177,241)	$246,305,522

	Common Stock
	SVS		MVS		Super Voting Shares				Total
							Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, July 1, 2024	114,605,008	$—	300,714	$—	—	$—	$188,249,124	$(210,807,922)	$(22,558,798)
Conversion of MVS shares	240,000	—	(2,400)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,304,919	—	1,304,919
Warrants exercised	103,127	—	—	—	—	—	14,953	—	14,953
Shares issued	12,500,000	—	—	—	—	—	5,387,500	—	5,387,500
Conversion of convertible debt	73,016,061	—	—	—	—	—	9,774,557	—	9,774,557
Net Loss	—	—	—	—	—	—	—	(4,926,358)	(4,926,358)
Balance at September 30, 2024	200,464,196	$—	298,314	$—	—	$—	$204,731,053	$(215,734,280)	$(11,003,227)

Balance, July 1, 2025	923,839,190	$—	259,632	$—	—	$—	$521,456,870	$(252,878,380)	$268,578,490
Stock-based compensation	—	—	—	—	—	—	4,006,712	—	4,006,712
Options exercised	59,619	—	—	—	—	—	10,276	—	10,276
Shares issued in connection with the Deep Roots acquisition	—	—	—	—	—	—	8,905	—	8,905
Net Loss	—	—	—	—	—	—	—	(26,298,861)	(26,298,861)
Balance at September 30, 2025	923,898,809	$—	259,632	$—	—	$—	$525,482,763	$(279,177,241)	$246,305,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,741,680)	$(12,306,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of inventory step up included in product costs	16,549,749	—
Inventory valuation adjustments	1,203,336	130,000
Depreciation	1,017,287	222,763
Depreciation capitalized into inventory	3,177,308	1,678,434
Non-cash operating lease expense	1,093,085	323,309
Amortization of intangible assets	2,424,585	540,101
Amortization of intangible assets capitalized into inventory	64,823	74,336
Stock-based payments	9,461,855	1,424,140
Warrants held	937,861	(3,284,619)
Derivative (gain) loss	160,778	—
Loss on extinguishment of debt	4,911,988	—
Interest Expense	3,074,234	3,806,093
Bad debt expense	313,618	230,818
Accretion of interest on right-of-use finance lease liabilities	160,392	168,464
Loss (gain) on disposal of assets	(863,813)	120,856
Change in operating assets and liabilities:
Accounts Receivable	(4,192,453)	173,047
Prepaid expenses	(953,498)	(496,757)
Inventory	(2,396,728)	(482,192)
Income taxes	8,832,232	361,154
Uncertain tax position liabilities	14,411,000	6,410,000
Accounts payable and accrued liabilities	(18,800,446)	1,213,360
Changes in operating lease liabilities	(1,829,045)	(404,556)
Change in assets and liabilities held for sale	(5,960,720)	(3,693,771)
Net cash used in operating activities	(14,944,252)	(3,791,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(18,461,912)	(8,974,901)
Proceeds from note receivable	—	3,600,000
Purchase of marketable securities	(1,012,527)	—
Acquisition of WholesomeCo, Inc., net of cash paid	7,025,811	—
Acquisition of Deep Roots Holdings, Inc., net of cash paid	19,382,607	—
Acquisition of Proper Holdings Management, Inc., net of cash paid	12,951,202	—
Capitalized software development costs	(1,065,611)	—
Deposits	(638,262)	(150,100)
Net cash provided by (used in) investing activities	18,181,308	(5,525,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	146,789,514	1,131,400
Proceeds from issuance of shares	—	700,000
Proceeds from warrant exercises	38,516	43,953
Proceeds from option exercises	90,890	16,500
Debt principal payments	(124,221,605)	(1,098,000)
Lease principal payments	—	(162,405)
Net cash provided by (used in) financing activities	22,697,315	631,448

Net change in cash	25,934,371	(8,684,801)

Cash, beginning of period	91,604,970	15,964,665

Cash, end of period	$117,539,341	$7,279,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary

Vireo Growth Inc. (“Vireo Growth” or the “Company”) was incorporated under the Alberta Business Corporations Act on November 23, 2004, and continued under the British Columbia Corporations Act on December 9, 2013. The Company's subordinate voting shares are listed on the Canadian Securities Exchange (the “CSE”) and quoted on the OTCQX under the ticker symbols “VREO” and “VREOF”, respectively.

Vireo Growth was founded in 2014 as a medical cannabis company and has since developed a disciplined, strategically aligned platform within the cannabis industry. The Company’s mission is to provide safe access, quality products, and value to its customers. Vireo Growth operates cultivation, production, and dispensary facilities in Maryland, Minnesota, Missouri, Nevada, New York, and Utah. The Company allocates capital and talent to areas expected to generate long-term value and operates with a commitment to accountability, efficiency, and its stakeholders, including customers, employees, shareholders, and the communities it serves.

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

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, the Company entered into merger agreements (each a “Merger Agreement” and collectively, the “Merger Agreements”) with each of (i) Deep Roots Holdings, Inc. (“Deep Roots”) (the “Deep Roots Merger”), (ii) Proper Holdings, LLC (“Proper”), NGH Investments, Inc. (“NGH”), and Proper Holdings Management, Inc. (“Proper MSA Newco” and together with Proper and NGH, the “Proper Companies”) (the “Proper Mergers”), and (iii) WholesomeCo, Inc. (“Wholesome”) (the “Wholesome Merger” and collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers” and each, a “Merger”). Each Merger was an all-share transaction whereby, at the closing of each Merger, (i) a new wholly-owned subsidiary of the Company merged with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company merged with and into Wholesome, and (iii) the Proper Companies each merged with and into new wholly-owned subsidiaries of the Company. Each of the Deep Roots Merger, the Proper Mergers and Wholesome Merger closed during the nine months ended September 30, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities that were wholly owned, or effectively controlled by the Company during the period ended September 30, 2025:

Name of entity	Place of incorporation
HiColor, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Vireo Health of Minnesota, LLC	Minnesota, USA
MJ Distributing C201, LLC	Nevada, USA
MJ Distributing P132, LLC	Nevada, USA
Resurgent Biosciences, Inc.	Delaware, USA
Verdant Grove, Inc.	Delaware, USA
Vireo Health de Puerto Rico, Inc.	Puerto Rico
Vireo Health of Colorado, LLC	Colorado, USA
Vireo Health of Nevada 1, LLC	Nevada, USA
Vireo Health of New York, LLC	New York, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health, Inc.	Delaware, USA
Vireo of Charm City, LLC	Maryland, USA
Vireo PR Merger Sub Inc.	Missouri, USA
Vireo PR Merger Sub II Inc.	Missouri, USA
Deep Roots Holdings, Inc.	Nevada, USA
Wholesomeco, Inc.	Delaware, USA
New Growth Horizon, LLC	Missouri, USA
Nirvana Investments, LLC and Subsidiaries	Missouri, USA
2178 State Highway 29A LLC	New York, USA
XAAS Agro, Inc.	Puerto Rico
Vireo Marketing, LLC	Minnesota, USA
Deep Roots Harvest, Inc.	Nevada, USA
Deep Roots Aria AcqCo, Inc.	Nevada, USA
Deep Roots Operating, Inc.	Nevada, USA
Deep Roots Properties, LLC	Nevada, USA
WC Staffing, LLC	Utah, USA
Wholesome Goods, LLC	Utah, USA
Wholesome Ag, LLC	Utah, USA
Wholesome Direct, LLC	Utah, USA
Wholesome Therapy, LLC	Utah, USA
Arches IP, Inc.	Delaware, USA

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. The Company recorded a net loss for each of the three and nine-month periods ended September 30, 2025 and 2024, as presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the nine-month periods ended September 30, 2025 and 2024, were as follows:

	Nine Months Ended
	September 30,
	2025	2024
Stock options	27,933,898	31,440,328
Warrants	18,541,586	19,134,522
RSUs	73,173,350	4,107,749
Convertible debt	16,000,000	—
Total	135,648,834	54,682,598

Revenue Recognition

The Company’s primary source of revenue is from the wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail	$75,951,983	$19,740,787	$131,958,184	$60,159,246
Wholesale	15,703,172	5,424,556	32,300,622	14,201,659
Total	$91,655,155	$25,165,343	$164,258,806	$74,360,905

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

Pursuant to the Merger Agreements, former stockholders of Proper, Wholesome, and certain former stockholders of Deep Roots may qualify for earnout payments made with the Company’s SVSs following December 31, 2026, based on each target’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) (as defined in the applicable Merger Agreement) growth compared to such target’s Closing EBITDA (as defined in the applicable Merger Agreement) (plus, with respect to Deep Roots, $1,000,000 in EBITDA attributed to a new retail location) (at a 4x multiple), adjusted for incremental debt and certain other matters, respectively, and paid out using a share price for the Company’s SVSs of the higher of US$1.05 or the 20-day volume weighted average price of the Company’s SVSs on the Canadian Securities Exchange (“CSE”), converted to United States Dollars based on the average exchange rate posted by the Bank of Canada as of the end of each trading day during such 20-day period, as reported by Bloomberg Finance L.P. (the “VWAP”) as of December 31, 2026. The Closing EBITDA for Deep Roots, Proper and Wholesome are US$30.0 million, US$31.0 million, and US$16.0 million, respectively. EBITDA growth is defined as the increase between the Closing EBITDA and the higher of 2026 Adjusted EBITDA or the trailing nine-month annualized Adjusted EBITDA as of immediately prior to December 31, 2026. In no event shall the number of earnout shares issued under each Merger Agreement exceed the number of shares issued as closing merger consideration under each Merger Agreement.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Wholesome
Assets
Cash and cash equivalents	$7,025,811
Inventory	9,766,340
Receivables	1,149,766
Other current assets	905,747
Property and equipment	9,273,661
Operating lease, right-of-use asset	10,410,672
Indemnification asset	6,910,000
Deposits	504,807
Intangible assets, license	13,955,000
Intangible assets, developed technology	10,152,000
Goodwill	26,664,881
Total assets	96,718,685
Liabilities
Accounts payable and accrued liabilities	6,599,747
Right-of-use liability	10,410,672
Long-term debt, net	9,592,555
Uncertain tax liability	8,910,000
Total liabilities	35,512,974
Net assets acquired	$61,205,711

Consideration:
Share consideration	$51,764,711
Contingent consideration	9,441,000
Total Consideration	$61,205,711

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of September 30, 2025, the Company has recorded a contingent consideration liability of $9,441,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. This contingent consideration is classified as a Level 3 liability within the fair value hierarchy and will be remeasured at each reporting date with changes in fair value recognized in earnings.

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

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of September 30, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of September 30, 2025, there have been no changes in the estimated amount of indemnified tax exposure or the related asset.

Supplemental pro forma information (unaudited) for Wholesome Merger

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

Proforma revenues attributable to subordinate voting shareholders for the three and nine-month periods ended September 30, 2025 were $13,333,924 and $40,010,028, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2025 were $588,353 and $3,952,075, respectively.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Proper
Assets
Cash and cash equivalents	$12,951,202
Inventory	16,882,060
Income tax receivable	4,258,449
Receivables	2,399,311
Other current assets	299,524
Property and equipment	34,349,806
Operating lease, right-of-use asset	6,905,781
Indemnification asset	5,311,551
Deposits	131,808
Intangible assets, license	14,427,000
Goodwill	52,024,283
Total assets	149,940,775
Liabilities
Accounts payable and accrued liabilities	24,481,450
Right-of-use liability	6,905,781
Long-term debt, net	25,502,655
Uncertain tax liability	12,570,000
Other long-term liabilities	1,239,000
Total liabilities	70,698,886
Net assets acquired	$79,241,889

Consideration:
Share consideration	$76,188,889
Contingent consideration	3,053,000
Total Consideration	$79,241,889

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of September 30, 2025, the Company recorded a contingent consideration liability of $3,053,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. This contingent consideration was classified as a Level 3 liability within the fair value hierarchy and will be remeasured at each reporting date with changes in fair value recognized in earnings.

As part of the Proper Mergers, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On June 5, 2025, the Company recognized a liability of $12,570,000 for uncertain tax positions related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $5,311,551, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $12,570,000 less $4,258,449 of income taxes receivable and $3,000,000 of tax specific cash contributions from Proper.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of September 30, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of September 30, 2025, there were no changes in the estimated amount of indemnified tax exposure or the related asset.

Supplemental pro forma information (unaudited) for Proper Mergers

The unaudited pro forma information for the periods set forth below gives effect to the Proper Mergers as if the acquisition had occurred on January 1, 2025. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.

Proforma revenues attributable to subordinate voting shareholders for the three and nine-month periods ended September 30, 2025 were $24,856,947 and $71,162,748, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine-month periods ended September 30, 2025 were $2,238,477 and $2,499,499, respectively.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Deep Roots
Assets
Cash and cash equivalents	$19,382,607
Inventory	20,108,335
Income tax receivable	8,295,721
Receivables	162,031
Other current assets	1,305,072
Property and equipment	30,371,707
Operating lease, right-of-use asset	12,742,380
Indemnification asset	5,307,586
Deposits	433,309
Investments	6,000,000
Intangible assets, license	44,642,000
Goodwill	18,599,951
Total assets	167,350,699
Liabilities
Accounts payable and accrued liabilities	16,474,524
Right-of-use liability	12,742,380
Long-term debt, net	19,166,670
Uncertain tax liability	15,603,307
Total liabilities	63,986,881
Net assets acquired	$103,363,818

Consideration:
Share consideration	$100,938,818
Contingent consideration	2,425,000
Total Consideration	$103,363,818

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

As of September 30, 2025, the Company recorded a contingent consideration liability of $2,425,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. This contingent consideration was classified as a Level 3 liability within the fair value hierarchy and will be remeasured at each reporting date with changes in fair value recognized in earnings.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of September 30, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of September 30, 2025, there were no changes in the estimated amount of the indemnified tax exposure or the related asset.

Supplemental pro forma information (unaudited) for Deep Roots Merger

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

Proforma revenues attributable to subordinate voting shareholders for the three and nine-month periods ended September 30, 2025 were $24,971,054 and $73,766,886, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine-month periods ended September 30, 2025 were $4,052,736 and $4,752,918, respectively.

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

Assets Held for Sale

As of September 30, 2025, the Company identified property and equipment, deposits, and lease assets and liabilities associated with the businesses in New York, Nevada, and Massachusetts with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The Company believes the sale of these assets and liabilities is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a material effect on the Company’s consolidated operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The carrying value of these net assets did not exceed fair value less expected cost to sell, and as such, the Company recorded no impairment loss. Assets and liabilities held for sale as of September 30, 2025 and December 31, 2024 were as follows:

Assets held for sale	September 30,	December 31,
	2025	2024
Property and equipment	$95,562,464	$90,177,872
Intangible assets	972,000	972,000
Operating lease, right-of-use asset	3,381,613	3,381,613
Deposits	2,552,364	2,028,567
Total assets held for sale	$102,468,441	$96,560,052

Liabilities held for sale
Right of Use Liability	$89,334,872	$89,387,203
Total liabilities held for sale	$89,334,872	$89,387,203

Current assets and liabilities held by our New York business have not been classified as held for sale. Pre-tax operating losses attributable to the New York business were $11,292,936 and $12,152,587 for the nine months ended September 30, 2025 and 2024, respectively.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of September 30, 2025, and therefore no impairment charges were recorded.

The carrying value of the Company’s marketable securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of notes receivable, long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

The carrying value of the Company’s derivative liabilities utilize Level 2 inputs given the inputs are indirectly observable but not quoted for identical contracts.

The carrying value of the Company’s warrants held and contingent consideration utilize Level 3 inputs given there is no market activity for the asset. The inputs used are further described in Note 18.

5. Accounts Receivable

Trade receivables as of September 30, 2025 and December 31, 2024 were comprised of the following items:

	September 30,	December 31,
	2025	2024
Trade receivables, net	$11,191,654	$2,870,181
Tax withholding receivables, net	—	174,660
Other	988,641	1,545,510
Total	$12,180,295	$4,590,351

Included in the trade receivables, net balance at September 30, 2025, and December 31, 2024, was an allowance for doubtful accounts of $1,027,316 and $84,989, respectively. Included in the tax withholding receivable, net balance at December 31, 2024, was an allowance for doubtful accounts of $159,275.

6. Inventory

Inventory as of September 30, 2025 and December 31, 2024 was comprised of the following items:

	September 30,	December 31,
	2025	2024
Work-in-progress	$30,001,142	$13,859,238
Finished goods	18,315,395	5,933,200
Other	5,585,051	1,873,926
Total	$53,901,588	$21,666,364

In connection with the closing of the Mergers, the Company recorded the acquired inventories at their estimated fair values in accordance with ASC 805, Business Combinations. Fair value represents the estimated selling price of the acquired inventory, less the expected costs to sell the inventory.

The estimated fair value of the inventory exceeded cost, resulting in a fair value step-up adjustment to acquired inventories totaling $16,549,749. During the three and nine-months ended September 30, 2025, $12,397,641 and $16,549,749, respectively, of amortization associated with this fair value step-up was recorded. This amortization was recorded to cost of sales in the consolidated statement of loss and comprehensive loss for the three and nine month periods ended September 30, 2025.

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Work-in-progress	$252,698	$433,283	$227,508	$231,583
Finished goods	743,787	(40,283)	975,828	(101,583)
Total	$996,485	$393,000	$1,203,336	$130,000

7. Derivative Liability

During the nine months ended September 30, 2025, the Company entered into an interest rate swap contract with each of East West Bank and Western Alliance Bank for a notional amount of $15,000,000 per swap contract and an effective date of August 4, 2025, to hedge a portion of the interest rate exposure on its First Lien Term Loan (as defined in Note 12) that bears interest at a floating rate based on the Secured Overnight Financing Rate (“SOFR”). Under the terms of the swaps, the Company pays a fixed interest rate of 3.70% and receives a variable rate equal to SOFR on the same notional amount. The swap matures on July 31, 2027. See Note 12 "Long-Term Debt" for additional information.

The swaps are designated as a cash flow hedge of forecasted variable interest payments under ASC 815-30. Hedge effectiveness is assessed prospectively and retrospectively using the hypothetical derivative method, and the hedge has been deemed highly effective since inception.

These derivative instruments are recorded at fair value in the consolidated balance sheet with the changes in fair value of the derivative instruments that qualify as effective hedges being recorded as other income on the statement of loss and comprehensive loss for the three and nine month periods ended September 30, 2025. During the three and nine months ended September 30, 2025, the Company recorded other expense of $160,778 related to the changes and fair value of these derivative instruments.

8. Property and Equipment, Net

As of September 30, 2025 and December 31, 2024, the Company’s property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
Land	$1,343,937	$863,105
Buildings and leasehold improvements	78,688,844	16,355,616
Furniture and equipment	21,416,721	7,451,920
Software	50,690	39,388
Vehicles	2,132,893	491,022
Construction-in-progress	24,569,755	9,858,120
Right of use asset under finance lease	7,572,566	7,572,566
	135,775,406	42,631,737
Less: accumulated depreciation	(14,533,452)	(10,319,975)
Total	$121,241,954	$32,311,762

For the nine months ended September 30, 2025 and 2024, total depreciation on property and equipment was $4,194,595 and $1,901,198, respectively. For the nine months ended September 30, 2025 and 2024, accumulated amortization of the right of use asset (the “ROU”) under finance lease amounted to $2,759,356 and $2,408,998, respectively. The right of use asset under finance lease of $7,572,566 consists of leased processing and cultivation premises. The Company capitalized $3,177,308 and $1,678,435 into inventory relating to depreciation associated with manufacturing equipment and production facilities for the nine months ended September 30, 2025 and 2024, respectively. The associated capitalized depreciation costs are added to inventory and expensed as cost of sales when the product is sold.

As of each of September 30, 2025 and 2024, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge on property and equipment, net.

9. Leases

Components of the Company’s lease expenses as of September 30, 2025 and 2024 are listed below:

	September 30,	September 30,
	2025	2024
Finance lease cost
Depreciation of ROU assets	$247,537	$410,013
Interest on lease liabilities	10,750,264	10,654,530
Operating lease costs	4,179,971	1,412,489
Total lease costs	$15,177,772	$12,477,032

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2025	September 30, 2025	Total
2025	$2,266,352	$3,505,294	$5,771,646
2026	9,052,432	14,183,661	23,236,093
2027	8,364,994	14,606,527	22,971,521
2028	7,825,020	15,042,128	22,867,148
2029	7,123,834	15,490,852	22,614,686
Thereafter	23,650,636	203,082,066	226,732,702
Total minimum lease payments	$58,283,268	$265,910,528	$324,193,796
Less discount to net present value	(16,901,174)	(171,368,934)	(188,270,108)
Less liabilities held for sale	(2,481,882)	(86,897,778)	(89,379,660)
Present value of lease liability	$38,900,212	$7,643,816	$46,544,028

The Company has entered into various lease agreements for the use of buildings used in the production and retail sales of cannabis products.

Supplemental cash flow information related to the Company’s leases for the nine months ended September 30, 2025 and 2024 is detailed below:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$—	$162,405
Lease principal payments - operating	1,829,045	633,540
Non-cash additions to ROU assets	1,123,207	9,270,915
Amortization of operating leases	1,927,931	531,359

Other information about the Company’s lease amounts as of September 30, 2025 and 2024 is recognized in the financial statements and outlined below:

	September 30,
	2025	2024
Weighted-average remaining lease term (years) – operating leases	7.12	7.85
Weighted-average remaining lease term (years) – finance leases	15.34	16.34
Weighted-average discount rate – operating leases	10.83%	8.16%
Weighted-average discount rate – finance leases	16.18%	16.20%

10. Intangibles

Intangible assets as of September 30, 2025 and December 31, 2024 were comprised of the following items:

	Licenses & Trademarks	Developed Technology	Total
Balance, December 31, 2023	$8,718,577	$—	$8,718,577
Amortization	(819,250)	—	(819,250)
Balance, December 31, 2024	$7,899,327	$—	$7,899,327
Acquisitions (Note 3)	73,024,002	10,152,000	83,176,002
Capitalization of internally generated software costs	—	1,065,610	1,065,610
Amortization	(2,357,811)	(131,597)	(2,489,408)
Balance, September 30, 2025	$78,565,518	$11,086,013	$89,651,531

Amortization expense for the Company’s intangibles was $1,554,917 and $2,489,408 during the three and nine months ended September 30, 2025, respectively, and $204,813 and $614,437 during the three and nine months ended September 30, 2024, respectively. The Company capitalized into inventory $24,687 and $64,823 of amortization for the three and nine months ended September 30, 2025, respectively, and $24,778 and $74,336 for the three and nine months ended September 30, 2024, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expenses will be $6,364,721 per year for the next five fiscal years.

11. Accounts Payable, Accrued Liabilities, and Restricted Cash

Accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024 were comprised of the following items:

	September 30,	December 31,
	2025	2024
Accounts payable – trade	$14,907,137	$2,298,060
Accrued Expenses	17,757,096	6,839,822
Taxes payable	2,942,878	264,518
Contract liability	2,456,219	1,053,636
Other	479,959	—
Total accounts payable and accrued liabilities	$38,543,289	$10,456,036

In connection with the closing of the Mergers and the related Merger Agreements, the Company is required to distribute cash to the former stockholders of Deep Roots and Proper. At September 30, 2025, $250,000 had yet to be distributed to the former stockholders of such entities. As such, the Company reclassified this cash as restricted cash, and recorded an associated liability, on the unaudited condensed consolidated balance sheet at September 30, 2025.

As of September 30, 2025, the Company maintained a restricted cash account pursuant to the terms of the First Lien Term Loan (Note 12). Under the First Lien Term Loan, the Company is required to hold certain cash balances in a fully blocked deposit account (the “Restricted Cash Account”). The Restricted Cash Account is pledged as collateral to pay down the debt and may not be withdrawn or otherwise used by the Company without the consent of the Administrative Agent. Accordingly, the balance of $20,137,632 in this account is classified as restricted cash on the consolidated balance sheet.

12. Long-Term Debt

Long-Term Debt Arising from the Mergers

In connection with the closing of the Proper Mergers, the Company became obligated under $25,502,655 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) 11%, payable monthly in cash, and (b) 3.00% per annum PIK interest, payable monthly. In addition, 1% amortization of the original principal value of the note, or $27,100,000, was payable monthly, and the note was set to mature on November 28, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Deep Roots Merger, the Company became obligated under $19,166,670 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20,000,000, was payable monthly, and the note was set to mature on August 15, 2027. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Wholesome Merger, the Company became obligated on a $8,766,340 term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company became obligated on $1,000,000 of promissory notes bearing an interest rate of 13.00%, payable monthly cash. See Note 3 “Business Combinations and Dispositions” for additional information.

First Lien Term Loan and Chicago Atlantic Term Loan

On July 7, 2025, the Company entered into a Loan and Security Agreement (the “First Lien Term Loan”), effective July 3, 2025, with East West Bank, a California banking corporation (“East West Bank”), as Administrative Agent (the “Administrative Agent”), and Western Alliance Bank, an Arizona corporation, as co-administrative agent (the “Co-Admin Agent”).

The First Lien Term Loan provides for an aggregate principal amount of $120,000,000. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3,000,000. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including June 30, 2028. Upon maturity of the First Lien Term Loan on July 31, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

On July 7, 2025, the Company entered into a secured term loan (the “Chicago Atlantic Term Loan”), effective July 3, 2025, with Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent (“2L Agent”) and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger (“Lead Arranger”).

The Chicago Atlantic Term Loan provides for a principal amount of $33,000,000 to be loaned to the Company along with a $50,000,000 accordion feature, available to support future strategic initiatives, subject to the sole discretion of the Lender and 2L Agent. Amortization payments are due and payable monthly on each payment date in an amount equal to 1% of the loan amount starting November 30, 2025. All unpaid and accrued interest is due and payable on the maturity date of October 2, 2028, with an option to extend for an additional year subject to a 1% extension fee of all loans advanced by lenders under the Chicago Atlantic Term Loan. The Chicago Atlantic Term Loan bears interest at the Prime Rate (subject to a 7.5% floor) plus 5.5% per annum.

The First Lien Term Loan is secured by a perfected first priority security interest in all assets and future assets of the Company. The Chicago Atlantic Term Loan is secured by a second priority security interest in and lien on all existing assets and future assets of the Company.

The proceeds from the First Lien Term Loan and Chicago Atlantic Term Loan were used to retire all of the Company’s existing debt obligations, including the debt arising from acquisitions, including the Mergers. In connection with the retirement of the existing debt, the Company recorded a loss on extinguishment of $8,627,647, of which $4,911,988 relates to the extinguishment of unamortized financing costs associated with the retired debt obligations, and $3,715,659 relates to make-whole fees paid. The loss on extinguishment is included in other expense on the statement of loss and comprehensive loss for the three and nine months ended September 30, 2025.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2025, and December 31, 2024, $5,704,695 and $6,576,985 of deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s long-term debt as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Beginning of period	$62,338,046	$60,220,535
Acquired long-term debt (Note 3)	54,261,880	—
Principal repayments	(10,002,221)	(1,234,000)
PIK interest	868,166	1,634,494
Debt extinguishment	(109,071,396)	—
Proceeds	153,000,000	6,700,000
Deferred financing costs	(6,210,486)	(7,418,770)
Amortization of deferred financing costs	2,111,316	2,435,787
End of period	147,295,305	62,338,046
Less: current portion	15,630,000	900,000
Total long-term debt	$131,665,305	$61,438,046

As of September 30, 2025, stated maturities of long-term debt were as follows:

2025	$3,660,000
2026	15,960,000
2027	15,960,000
2028	111,715,305
Total	$147,295,305

13. Convertible Notes

On July 31, 2024, holders voluntarily converted convertible notes issued in 2023 into 73,016,061 Subordinate Voting Shares of the Company.

On November 1, 2024, the Company entered into the Joinder and Tenth Amendment to the Credit Agreement (the “Tenth Amendment”). The Tenth Amendment provides a convertible note facility (the “Convertible Notes”) with a maximum principal amount of $10,000,000. The Convertible Notes mature on November 1, 2027, have a cash interest rate of 12.0% per year, and are convertible into the Company’s SVSs at an amount determined by dividing the outstanding principal amount, plus all accrued but unpaid interest on the Convertible Notes on the date of such conversion, by a conversion price of $0.625. The Company incurred $145,717 in financing costs in connection with the signing of the Tenth Amendment.

On July 7, 2025, the Company retired the Convertible Notes, and issued a $10,000,000 convertible note (the “New Convertible Notes”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing the outstanding principal amount plus all accrued but unpaid interest on the convertible notes on the date of such conversion by a conversion price of $0.625.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2025 and December 31, 2024, $103,891 and $137,622 of deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s convertible debt as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Beginning of period	$9,862,378	$9,140,257
Principal repayments	(10,000,000)
Proceeds	10,000,000	10,000,000
Deferred financing costs	—	(145,717)
PIK interest	—	363,376
Amortization of deferred financing costs	33,731	279,019
Conversion	—	(9,774,557)
End of period	$9,896,109	$9,862,378
Less: current portion	1,650,000	—
Total convertible debt	$8,246,109	$9,862,378

14. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2025. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the nine months ended September 30, 2025, 134,229,986 Subordinate Voting Shares were issued in connection with the Wholesome Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2025, 196,212,265 Subordinate Voting Shares were issued in connection with the Proper Mergers. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2025, 251,210,053 Subordinate Voting Shares were issued in connection with the Deep Roots Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2025, 25,739 Multiple Voting Shares were converted into 2,573,900 Subordinate Voting Shares for no additional consideration.

During the nine months ended September 30, 2025, employee stock options were exercised for 508,165 Subordinate Voting Shares. Proceeds from this transaction were $90,890.

During the nine months ended September 30, 2025, 2025, stock warrants were exercised for 265,626 Subordinate Voting Shares. Proceeds from these transactions were $38,516.

During the nine months ended September 30, 2025, 2025, 1,752,003 shares were issued in connection with the settlement of RSUs. 365,871 shares were net settled to pay payroll taxes associated with the issuance, resulting in the final issuance of 1,386,132 shares.

During the nine months ended September 30, 2024, 32,879 Multiple Voting Shares were converted into 3,287,900 Subordinate Voting Shares for no additional consideration.

During the nine months ended September 30, 2024, 12,500,000 Subordinate Voting Shares were issued to the Company’s senior secured lender in connection with an amendment to the Company’s credit agreement.

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

15. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan (the “EIP”) under which the Company may grant incentive stock options, restricted shares, restricted share units, or other awards. Under the terms of the EIP, a total of ten percent of the number of shares outstanding from time to time, assuming conversion of all super voting shares and MVSs to SVSs are permitted to be issued. The exercise price for incentive stock options issued under the EIP will be set by the compensation committee of the Company’s board of directors but will not be less than 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Company’s board of directors.

Options granted under the EIP as of September 30, 2025 and 2024 were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,	September 30,
	2025	2024
Risk-Free Interest Rate	4.53%	4.49%
Weighted Average Exercise Price	$0.49	$0.54
Weighted Average Stock Price	$0.49	$0.54
Expected Life of Options (years)	7.00	7.00
Expected Annualized Volatility	100.00%	100.00%
Grant Fair Value	$0.41	$0.45
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the nine months ended September 30, 2025, and for the year ended December 31, 2024, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(2,760,530)	1.29	—
Exercised	(50,000)	0.33	—
Granted	4,073,839	0.48	—
Options Outstanding at December 31, 2024	31,232,633	$0.43	5.45
Forfeitures	(2,949,726)	0.26	—
Exercised	(508,165)	0.18	—
Granted	159,156	0.49	—
Options Outstanding at September 30, 2025	27,933,898	$0.45	4.95

Options Exercisable at September 30, 2025	26,143,795	$0.45	4.71

During the three and nine-month periods ended September 30, 2025, the Company recognized $121,976 and $480,042, respectively, in stock-based compensation related to stock options. During the three and nine-month periods ended September 30, 2024, the Company recognized $615,215 and $641,196 respectively, in stock-based compensation related to stock options. As of September 30, 2025, the total unrecognized compensation costs related to unvested stock options awards granted was $245,576. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.5 years. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2025, was $8,042,047 and $7,638,552, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Warrants to purchase SVS entitle the holder to purchase one SVS of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Exercised	(480,437)	0.15	—
Warrants outstanding at December 31, 2024	15,919,563	$0.22	3.56
Forfeited	(150,000)	1.49	—
Exercised	(265,626)	0.145	—
Warrants outstanding at September 30, 2025	15,503,937	$0.22	2.82

Warrants exercisable at September 30, 2025	15,503,937	$0.22	2.82

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2023 and 2024	3,037,649	$3.50	1.23
Warrants outstanding at September 30, 2025	3,037,649	$3.50	0.48

Warrants exercisable at September 30, 2025	3,037,649	$3.50	0.48

RSUs

The expense associated with RSUs is based on the closing share price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over a three year period. The awards are generally subject to forfeiture in the event of termination of employment. During the three and nine-months ended September 30, 2025, the Company recognized $3,884,736 and $9,138,150, respectively, in stock-based compensation expense related to RSUs. During the three and nine months periods ended September 30, 2024, the Company recognized $689,704 and $782,944, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2023	2,543,011	$0.88
Granted	9,228,462	0.31
Forfeitures	(443,943)	1.34
Balance, December 31, 2024	11,327,530	0.40
Granted	63,664,614	0.35
Settled	(1,752,453)	0.94
Forfeitures	(66,341)	1.81
Balance, September 30, 2025	73,173,350	0.35

Vested at September 30, 2025	3,212,954	$0.43

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

On October 13, 2022, Vireo Growth received a notice of purported termination of the Arrangement Agreement (the “Notice”) from Verano. The Notice asserted certain breaches of the Arrangement Agreement, including claims the Company’s public filings and communications with respect to its business and ongoing operations were misleading and that the Company breached its representations to Verano under the Arrangement Agreement. Verano also claimed, as a result of such breaches, it is entitled to payment of a $14,875,000 termination fee and its transaction expenses. Vireo Growth denied all of Verano’s allegations and affirmatively asserted that it complied with its obligations under the Arrangement Agreement, and with its disclosure obligations under US and Canadian law, in all material respects at all times. The Company believes that Verano has no factual or legal basis to justify or support its purported termination of the Arrangement Agreement, which the Company determined to treat as a repudiation of the Arrangement Agreement.

On October 21, 2022, Vireo Growth commenced an action in the Supreme Court of British Columbia against Verano after Verano wrongfully repudiated the Arrangement Agreement. The Company sought damages, costs and interest, based on Verano's breach of contract and of its duty of good faith and honest performance.

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

On May 2, 2024, the Company filed the Summary Trial Application the Supreme Court of British Columbia for summary determination. The Company sought substantial damages, specifically US $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance.

On June 19, 2024, Verano filed the Preliminary Suitability Application seeking orders dismissing the Summary Trial Application on the basis that certain issues in the action are not suitable for summary determination. The Preliminary Suitability Application is in the process of being scheduled

On October 29, 2025, the Company reached a comprehensive settlement (the “Settlement Agreement”) dismissing all outstanding litigation matters between the Company and Verano that are pending before the Supreme Court of British Columbia, Canada. The terms of the Settlement Agreement were approved by the respective Boards of Directors of both Companies.  The value of the settlement to Vireo is approximately $10,000,000 consisting of the acquisition of real property and $1,000,000 in cash.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

17. Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following items for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries and benefits	$16,797,222	$3,635,658	$28,304,915	$10,814,786
Professional fees	1,290,908	1,026,305	3,544,080	4,324,986
Insurance expenses	1,600,280	435,789	2,276,012	1,414,059
Advertising	607,085	239,932	1,216,658	651,892
Other expenses	9,385,293	1,573,594	14,267,610	4,321,399
Total	$29,680,788	$6,911,278	$49,609,275	$21,527,122

18. Other Income (Expense)

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The CARES Employee Retention Credit was initially equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were later passed by the United States government, which extended and slightly expanded the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the CARES Employee Retention Credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company applied for and received a CARES Employee Retention Credit equal to $0 and $972,888, respectively, for the three and nine months ended September 30, 2025 and $815,422 for each of the three and nine months ended September 30, 2024. These amounts were recorded in other income on the unaudited condensed consolidated statement of loss and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the strategic agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. The Company’s remaining 4,000,000 warrants were revalued at a fair value of $1,333,103 and $2,270,964 at September 30, 2025 and December 31, 2024, respectively. The fair value was derived from a Black-Scholes valuation using a stock price of $0.42, an exercise price of $0.162, an expected life of 3.02 years, an annual risk free rate of 3.74%, and volatility of 100%. The three and nine-months ended September 30, 2025 saw a change in fair value of ($60,663) and $937,861, respectively, which was recorded as other expense in the statement of net loss and comprehensive loss for the three and nine month periods ended September 30, 2025.

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

The Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker. The Company’s Chief Operating Decision Maker assesses performance for the cannabis segment and decides how to allocate resources based on operating profit and net income that also is reported on the statement of net loss and comprehensive loss as consolidated net income. The measure of segment assets is reported on the balance sheet total as consolidated assets. The Company’s Chief Operating Decision Maker uses net income to evaluate income generated from segment assets in deciding the appropriate capital allocation strategy. A comparison of budgeted results to actual results is also used by the Company’s Chief Operating Decision Maker (as defined under U.S. GAAP) to assess business performance.

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

20. Supplemental Cash Flow Information(1)

	September 30,	September 30,
	2025	2024
Cash paid for interest	$21,041,524	$20,355,166
Cash paid for income taxes	—	—
Change in construction accrued expenses	667,700	(280,999)
Stock issued in connection with financing activities	—	5,387,500
(1)	For supplemental cash flow information related to leases, refer to Note 9 “Leases.

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2025, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate and Secured Overnight Financing Rate. A change of 100 basis points in interest rates during the three months ended September 30, 2025, would have resulted in a corresponding change in the statement of loss and comprehensive loss of $361,250.

22. Related Party Transactions

As of each of September 30, 2025 and December 31, 2024, the Company owed $0 to related parties outside of its debt obligations to Chicago Atlantic disclosed in Notes 12 and 13.

In connection with the Proper Mergers and related Proper Merger Agreement, the Company assumed a lease of property in Missouri that is owned by employees of Proper, who are now employees of the Company. During the three and nine months ended September 30, 2025, the Company made lease payments of $45,501 and $60,668, respectively. Monthly rent is $15,167.

In connection with the Wholesome Merger and related Wholesome Merger Agreement, the Company assumed a lease of property in Grantsville, Utah that is owned by Wholesome employees, who are now employees of the Company. During the three and nine-month periods ended September 30, 2025, the Company made lease payments totaling $214,191 and $356,985, respectively. Monthly rent is approximately $71,397.

In connection with the Deep Roots Merger and related Deep Roots Merger Agreement, the Company assumed an investment in Bluebird Uplifted Development, LLC of $1,000,000. The executive management team of Bluebird Uplifted Development, LLC are employees of Deep Roots and now the Company post-closing of the Deep Roots Merger Agreement.

In connection with the closing of the Wholesome Merger and the related Wholesome Merger Agreement, the Company acquired $1,000,000 of promissory notes that bore a 13% interest rate due to current employees. The notes were repaid in full on July 7, 2025 in connection with the First Lien Term Loan and Chicago Atlantic Term Loan.

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

23. Subsequent Events

On October 10, 2025, Vireo Health of Colorado, LLC, a Colorado limited liability company and wholly-owned subsidiary of Vireo Growth entered into a restructuring support agreement (the “RSA”) with Medicine Man Technologies, Inc. d/b/a Schwazze, a Nevada corporation (“Schwazze”), certain of Schwazze’s subsidiaries, the beneficial holders (the “Star Bud Holders”) of certain seller notes (the “Star Bud Notes”) secured by a first priority security interest in substantially all the assets owned by SBUD LLC, a wholly owned subsidiary of Schwazze, and certain other parties.

As of October 10, 2025, the Company holds a majority of the outstanding principal amount of Schwazze’s 13% Senior Secured Convertible Notes due December 7, 2026 (the “Senior Secured Notes”). The RSA sets forth a plan to restructure the operations and capital structure of Schwazze and its subsidiaries through a series of transactions, including, but not limited to (i) the purchase of certain assets representing a majority of the total assets of Schwazze and its subsidiaries (the “Asset Sale”) by a newly-formed entity (“NewCo”) to be majority owned by the Company, and (ii) the liquidation of Schwazze’s remaining assets and winding down of Schwazze’s remaining operations (the “Liquidation”).

The RSA provides that the Asset Sale will be effected by way of public disposition of collateral pursuant to §§ 9-610 and 9-611 of the Uniform Commercial Code to be conducted by the collateral agent for the Senior Secured Notes. The collateral agent under the indenture (the “Indenture”) governing the Senior Secured Notes, acting at the direction of the Company, will credit bid at the Asset Sale a principal amount of Senior Secured Notes to be determined by the Company (the “Credit Bid”). However, the Asset Sale will be open to other bidders and is therefore subject to competing bids which may be higher than the Credit Bid. If the Credit Bid is the winning bid at the Asset Sale, Schwazze will enter into an asset purchase agreement with NewCo pursuant to which, subject to receipt of regulatory approvals and other closing conditions, the assets subject to the Asset Sale will be transferred to NewCo in consideration for an assumption by NewCo of certain specified liabilities of Schwazze and a discharge of the Senior Secured Notes included in the Credit Bid.   In connection with the Liquidation, which will follow the Asset Sale, any available net cash proceeds in excess of amounts needed to cover costs of the Asset Sale and Liquidation will be distributed to holders of claims and equity interests in Schwazze in accordance with their relative priority under applicable law, whereby excess proceeds (if any) would be paid,  first, to secured claims (including any portion of the Senior Secured Notes not included in the Credit Bid), second to unsecured claims, third, to preferred stockholders of Schwazze, and, fourth, to common stockholders of Schwazze. Pursuant to the RSA, certain parties have agreed to provide NewCo with up to approximately $62 million in financing, a portion of which will be used to refinance the Star Bud Holders in full and final satisfaction of their claims with respect to the Star Bud Notes. As a result of the Asset Sale and the Liquidation, (i) all obligations represented by the Senior Secured Notes and the Star Bud Notes will be extinguished and (ii) NewCo will become an indirect majority owned subsidiary of the Company.

Vireo Growth has been involved in an action pending in the Supreme Court of British Columbia against Verano following Verano’s repudiation of the Arrangement Agreement with the Company dated January 31, 2022. In the litigation, the Company sought damages, costs and interest, based on Verano's breach of contract and breach of its duty of good faith and honest performance.

On October 29, 2025, the parties reached the Settlement Agreement dismissing all outstanding litigation matters between the two companies that were pending before the Supreme Court of British Columbia.

The terms of the Settlement Agreement were approved by the respective Boards of Directors of both companies. The value of the settlement to Vireo Growth is approximately $10,000,000 consisting of the acquisition of certain real estate assets and $1,000,000 in cash.  See Note 16. Commitments and Contingencies for more information.

,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. References to “we,” “our,” “us,” the “Company,” and “Vireo Growth” refer to Vireo Growth, Inc. together with its subsidiaries unless the context otherwise requires. Amounts are presented in United States dollars, except as otherwise indicated.

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

Overview of the Company

Vireo Growth was founded in 2014 as a medical cannabis company and has since developed a disciplined, strategically aligned platform within the cannabis industry. The Company’s mission is to provide safe access, quality products, and value to its customers. Vireo Growth operates cultivation, production, and dispensary facilities in Maryland, Minnesota, Missouri, Nevada, New York, and Utah. The Company allocates capital and talent to areas expected to generate long-term value and operates with a commitment to accountability, efficiency, and its stakeholders, including customers, employees, shareholders, and the communities it serves.

Operating Segment

We report our operating results in one business segment: the cultivation, production, and sale of cannabis. We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients and adult-use-customers in our owned or operated retail stores.

During the three and nine months ended September 30, 2025, the Company had operating revenue in six states: Maryland, Minnesota, New York, Missouri, Nevada, and Utah. Retail revenues during the three and nine months ended September

30, 2025 were derived from sales in 36 dispensaries throughout these six states. We had eight operational dispensaries in Minnesota, four in New York, two in Maryland, eleven in Missouri, ten in Nevada, and one in Utah.

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, we entered into merger agreements (each a “Merger Agreement” and collectively, the “Merger Agreements”) with each of (i) Deep Roots Holdings, Inc. (“Deep Roots”) (the “Deep Roots Merger”), (ii) Proper Holdings, LLC (“Proper”), NGH Investments, Inc. (“NGH”), and Proper Holdings Management, Inc. (“Proper MSA Newco” and together with NGH and Proper, the “Proper Companies”) (the “Proper Mergers”), and (iii) WholesomeCo, Inc. (“Wholesome”) (the “Wholesome Merger” and collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers” and each, a “Merger”). Each Merger was an all-share transaction whereby, at the closing of each Merger, (i) a new wholly-owned subsidiary of the Company merged with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company merged with and into Wholesome, and (ii) the Proper Companies each merged with and into new wholly-owned subsidiaries of the Company. None of the Mergers were contingent upon the completion of any of the other Mergers.

During the nine months ended September 30, 2025, all of the Mergers closed. More specifically, the Wholesome Merger closed on May 12, 2025, the Proper Mergers closed on June 5, 2025, and the Deep Roots Merger closed on June 6, 2025.

Three months ended September 30, 2025, Compared to Three months ended September 30, 2024

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our 36 dispensaries in six states and our wholesale sales to third parties in six states. For the three months ended September 30, 2025, 83% of our revenue was generated from retail dispensaries and 17% from the wholesale business. For the three months ended September 30, 2024, 78% of our revenue was generated from retail business and 22% from wholesale business.

For the three months ended September 30, 2025, Minnesota operations contributed approximately 13% of revenues, New York contributed 7%, Maryland contributed 11%, Utah contributed 15%, Nevada contributed 27%, and Missouri contributed 27%. For the three months ended September 30, 2024, Minnesota operations contributed approximately 46% of revenues, New York contributed 11%, and Maryland contributed 43%.

Revenue for the three months ended September 30, 2025, was $91,655,155, an increase of $66,489,812 or 264% compared to revenue of $25,165,343 for the three-months ended September 30, 2024. The increase was primarily attributable to the closing of the Mergers resulting in the addition revenues from our operations in Utah, Nevada, and Missouri.

Retail revenue for the three months ended September 30 2025, was $75,951,983 an increase of $56,211,196 or 285% compared to retail revenue of $19,740,787 for the three months ended September 30, 2024. This increase was primarily due to the closing of the Mergers and the related Merger Agreements, resulting in the addition of revenues from our operations in Utah, Nevada, and Missouri.

Wholesale revenue for the three months ended September 30, 2025, was $15,703,172, an increase of $10,278,616 compared to wholesale revenue of $5,424,556 for the three months ended September 30, 2024. The increase was primarily due to increased contributions from New York, and the closing of the Mergers and the related Merger Agreements, resulting in the addition of revenues from our operations in Utah, Nevada, and Missouri.

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Retail:
MN	$11,954,050	$11,391,969	$562,081	5%
NY	985,914	1,428,827	(442,913)	(31)%
MD	6,620,115	6,919,991	(299,876)	(4)%
UT	11,476,957	—	11,476,957	100%
NV	24,946,810	—	24,946,810	100%
MO	19,968,137	—	19,968,137	100%
Total Retail	$75,951,983	$19,740,787	$56,211,196	285%

Wholesale:
MN	$66,812	146,461	(79,649)	(54)%
NY	5,117,153	1,321,224	3,795,929	287%
MD	3,749,186	3,956,871	(207,685)	(5)%
UT	1,856,967	—	1,856,967	100%
NV	24,244	—	24,244	100%
MO	4,888,810	—	4,888,810	100%
Total Wholesale	$15,703,172	$5,424,556	$10,278,616	189%

Total Revenue	$91,655,155	$25,165,343	$66,489,812	264%

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

Cost of sales for the three months ended September 30, 2025, was $54,272,156, an increase of $41,430,783 compared to the three months ended September 30, 2024, of $12,841,373. The increase in cost of sales was driven by the increase in revenues.

Gross profit for the three months ended September 30, 2025, was $37,382,999, representing a gross margin of 41%. In comparison, gross profit for the three months ended September 30, 2024, was $12,323,970 or a 49% gross margin. The increase in gross profit was driven by the closing of the Mergers, which added the gross profit of Deep Roots, Proper, and Wholesome. The decrease in gross margin is primarily attributable to the amortization of the non-cash inventory fair value step initially recognized in connection with the closing of the Mergers. Excluding this amortization of $12,397,641 from the gross profit figure of $37,382,999 would have resulted in gross profit of $49,780,640 and gross margin of approximately 54% for the three months ended September 30, 2025.

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

Total expenses for the three months ended September 30, 2025, were $36,574,043 an increase of $28,101,520 compared to total expenses of $8,472,523 for the three months ended September 30, 2024. The increase in total expenses was primarily attributable to an increase in transaction expenses associated with the Mergers, an increase in stock-based compensation expense, and the addition of the operating expenses of Deep Roots, Proper, and Wholesome.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the three months ended September 30, 2025, was $808,956 a decrease of $3,042,491 compared to $3,851,447 for the three months ended September 30, 2024.

Total Other Expense

Total other expense for the three months ended September 30, 2025, was $13,760,817, an increase of $7,368,012 compared to total other expense of $6,392,805 for the three months ended September 30, 2024. This change was primarily attributable to the loss on extinguishment of existing debt of $8,627,647, which was recorded in connection with the First Lien Term Loan and Chicago Atlantic Term Loan.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2025, tax expense totaled $13,347,000 compared to tax expense of $2,385,000 for the three months ended September 30, 2024. The increase in tax expense was driven by the increase in gross profit relative to the prior year.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our 36 dispensaries in six states and our wholesale sales to third parties in six states. For the nine months ended September 30, 2025, 80% of our revenue was generated from retail dispensaries and 20% from the wholesale business. For the nine months ended September 30, 2024, 81% of our revenue was generated from retail business and 19% from wholesale business.

For the nine months ended September 30, 2025, Minnesota operations contributed approximately 21% of revenues, New York contributed 8%, Maryland contributed 20%, Utah contributed 13%, Nevada contributed 19%, and Missouri contributed 20%. For the nine months ended September 30, 2024, Minnesota operations contributed approximately 48% of revenues, New York contributed 11%, and Maryland contributed 41%.

Revenue for the nine months ended September 30, 2025, was $164,258,806, an increase of $89,897,901 or 121% compared to revenue of $74,360,905 for the nine-months ended September 30, 2024. The increase was primarily attributable to the closing of the Mergers, resulting in the addition of revenues from our operations in Utah, Nevada, and Missouri.

Retail revenue for the nine months ended September 30 2025, was $131,958,184 an increase of $71,798,938 or 119% compared to retail revenue of $60,159,246 for the nine months ended September 30, 2024. This increase was primarily due to the closing of the Mergers, resulting in the addition of retail revenue from our operations in Utah, Nevada, and Missouri.

Wholesale revenue for the nine months ended September 30, 2025, was $32,300,622, an increase of $18,098,963 compared to wholesale revenue of $14,201,659 for the nine months ended September 30, 2024. This increase was primarily due to increased contributions from New York, and the closing of the Mergers, resulting in the addition of wholesale revenue from our operations in Utah, Nevada, and Missouri.

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Retail:
MN	$34,021,309	$34,608,015	$(586,706)	(2)%
NY	3,285,510	4,854,423	(1,568,913)	(32)%
MD	20,189,092	20,696,808	(507,716)	(2)%
UT	17,578,578	—	17,578,578	100%
NV	31,308,095	—	31,308,095	100%
MO	25,575,600	—	25,575,600	100%
Total Retail	$131,958,184	$60,159,246	$71,798,938	119%

Wholesale:
MN	507,936	153,330	354,606	231%
NY	10,181,207	3,454,162	6,727,045	195%
MD	12,021,131	10,594,167	1,426,964	13%
UT	2,963,723	—	2,963,723	100%
NV	52,450	—	52,450	100%
MO	6,574,175	—	6,574,175	100%
Total Wholesale	$32,300,622	$14,201,659	$18,098,963	127%

Total Revenue	$164,258,806	$74,360,905	$89,897,901	121%

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

Cost of sales for the nine months ended September 30, 2025, was $94,045,648, an increase of $57,803,783 compared to the nine months ended September 30, 2024, of $36,241,865. The increase in cost of sales was driven by the increase in revenues.

Gross profit for the nine months ended September 30, 2025, was $70,213,158, representing a gross margin of 43%. This is compared to gross profit for the nine months ended September 30, 2024, of $38,119,040 or a 51% gross margin. The increase in gross profit was driven by the closing of the Mergers, which added the gross profit of Deep Roots, Proper, and Wholesome. The decrease in gross margin was primarily attributable to the amortization of the non-cash inventory fair value step initially recognized in connection with the closing of the Mergers. Excluding this amortization of $16,549,749 from the gross profit figure of $70,213,158 would have resulted in gross profit of $86,762,907 and gross margin of approximately 53% for the nine months ended September 30, 2025.

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

Total expenses for the nine months ended September 30, 2025, were $69,447,203, an increase of $45,733,077 compared to total expenses of $23,714,126 for the nine months ended September 30, 2024. The increase in total expenses was primarily attributable to an increase in transaction expenses associated with the Mergers, an increase in stock-based compensation expense, and the addition of the operating expenses of Deep Roots, Proper, and Wholesome given the Mergers closed during the nine months ended September 30, 2025.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the nine months ended September 30, 2025, was $765,955 a decrease of $13,638,959 compared to $14,404,914 for the nine months ended September 30, 2024.

Total Other Expense

Total other expense for the nine months ended September 30, 2025, was $28,631,635, an increase of $8,690,493 compared to other expense of $19,941,142 for the nine months ended September 30, 2024. This change was primarily attributable to the loss on extinguishment of existing debt of $8,627,647, which was recorded in connection with the First Lien Term Loan and Chicago Atlantic Term Loan.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2025, tax expense totaled $19,876,000 compared to tax expense of $6,770,000 for the nine months ended September 30, 2024. The increase in tax expense was driven by the increase in gross profit.

NON-GAAP MEASURES

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are non-GAAP measures that do not have standardized definitions under the United States generally accepted accounting principles (“GAAP”). Total revenues, excluding revenues from states where we have divested operations, is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures EBITDA and Adjusted EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure, total revenues, that exclude revenues from states where we have divested operations presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measure appears. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. The supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$(26,298,861)	$(4,926,358)	$(47,741,680)	$(12,306,228)
Interest expense, net	6,906,226	7,363,655	22,153,565	23,604,746
Income taxes	13,347,000	2,385,000	19,876,000	6,770,000
Depreciation & Amortization	2,082,819	256,326	3,441,872	762,864
Depreciation and amortization included in cost of sales	1,813,459	582,072	3,242,131	1,752,770
EBITDA (non-GAAP)	$(2,149,357)	$5,660,695	$971,888	$20,584,152
Non-cash inventory adjustments	13,394,126	393,000	17,753,085	130,000
Grown Rogue termination fee included in cost of goods sold	—	—	533,333	—
Stock-based compensation	4,006,712	1,304,919	9,618,192	1,424,140
Transaction related expenses	803,724	—	6,777,864	—
Other income	(479,245)	(970,850)	(861,610)	(3,881,931)
Debt financing costs	1,873,589	—	1,873,589	—
Severance expense	74,320	—	694,159	—
Loss on disposal of assets	7,837,671	—	7,843,515	218,327
Adjusted EBITDA (non-GAAP)	$25,361,541	$6,387,764	$45,204,016	$18,474,688

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

Long-Term Debt Arising from the Mergers

In connection with the closing of the Proper Mergers, the Company became obligated under $25,502,655 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) 11%, payable monthly in cash, and (b) 3.00% per annum PIK interest, payable monthly. In addition, 1% amortization of the original principal value of the note, or $27,100,000, was payable monthly, and the note was set to mature on November 28, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Deep Roots Merger, the Company became obligated under $19,166,670 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20,000,000, was payable monthly, and the note was set to mature on August 15, 2027. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Wholesome Merger, the Company became obligated on a $8,766,340 term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company became obligated on $1,000,000 of promissory notes bearing an interest rate of 13.00%, payable monthly cash. See Note 3 “Business Combinations and Dispositions” for additional information.

First Lien Term Loan and Chicago Atlantic Term Loan

On July 7, 2025, the Company entered into a Loan and Security Agreement (the “First Lien Term Loan”), effective July 3, 2025, with East West Bank, a California banking corporation (“East West Bank”), as Administrative Agent (the “Administrative Agent”), and Western Alliance Bank, an Arizona corporation, as co-administrative agent (the “Co-Admin Agent”).

The First Lien Term Loan provides for an aggregate principal amount of $120,000,000. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3,000,000. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including June 30, 2028. Upon maturity of the First Lien Term Loan on July 31, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

On July 7, 2025, the Company entered into a secured term loan (the “Chicago Atlantic Term Loan”), effective July 3, 2025, with Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent (“2L Agent”) and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger (“Lead Arranger”).

The Chicago Atlantic Term Loan provides for a principal amount of $33,000,000 to be loaned to the Company along with a $50,000,000 accordion feature, available to support future strategic initiatives, subject to the sole discretion of the Lender and 2L Agent. Amortization payments are due and payable monthly on each payment date in an amount equal to 1% of the loan amount starting November 30, 2025. All unpaid and accrued interest is due and payable on the maturity date of October 2, 2028, with an option to extend for an additional year subject to a 1% extension fee of all loans advanced by lenders under the Chicago Atlantic Term Loan. The Chicago Atlantic Term Loan bears interest at the Prime Rate (subject to a 7.5% floor) plus 5.5% per annum.

The First Lien Term Loan is secured by a perfected first priority security interest in all assets and future assets of the Company. The Chicago Atlantic Term Loan is secured by a second priority security interest in and lien on all existing assets and future assets of the Company.

The proceeds from the First Lien Term Loan and Chicago Atlantic Term Loan were used to retire all of the Company’s existing debt obligations, including the debt arising from acquisitions, including the Mergers. In connection with the retirement of the existing debt, the Company recorded a loss on extinguishment of $8,627,647, which is included in other expense on the statement of loss and comprehensive loss for the three and nine months ended September 30, 2025.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2025, and December 31, 2024, $5,704,695 and $6,576,985 of deferred financing costs remained unamortized, respectively.

Convertible Notes

On July 31, 2024, holders voluntarily converted convertible notes issued in 2023 into 73,016,061 Subordinate Voting Shares of the Company.

On November 1, 2024, the Company entered into the Joinder and Tenth Amendment to the Credit Agreement (the “Tenth Amendment”). The Tenth Amendment provides a convertible note facility (the “Convertible Notes”) with a maximum principal amount of $10,000,000. The Convertible Notes mature on November 1, 2027, have a cash interest rate of 12.0%  per year, and are convertible into the Company’s SVSs at an amount determined by dividing the outstanding principal amount, plus all accrued but unpaid interest on the Convertible Notes on the date of such conversion, by a conversion price of $0.625. The Company incurred $145,717 in financing costs in connection with the signing of the Tenth Amendment.

On July 7, 2025, the Company retired the Convertible Notes, and issued a $10 million convertible note (the “New Convertible Notes”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing the outstanding principal amount plus all accrued but unpaid interest on the convertible notes on the date of such conversion by a conversion price of $0.625.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2025 and December 31, 2024, $103,891 and $137,622 of deferred financing costs remained unamortized, respectively.

Cash Used in Operating Activities

Net cash used in operating activities was $14.9 million for the nine months ended September 30, 2025, an increase of $11.1 million as compared to $3.8 million for the nine months ended September 30, 2024. The increase was primarily attributed to an increase in assets held for sale, payment of approximately $14 million of accrued expenses assumed in the Mergers including distributions to former stockholders of Deep Roots, Proper, and Wholesome, and increased transaction costs associated with the Mergers, and approximately $3.7 million of cash debt extinguishment costs.

Cash Used in Investing Activities

Net cash provided by investing activities was $18.2 million for the nine months ended September 30, 2025, an increase of $23.7 million compared to net cash used in investing activities of $5.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to the cash acquired through the closing of the Mergers during the nine-months ended September 30, 2025, partially offset by increased purchases of property, plant, and equipment.

Cash Used in Financing Activities

Net cash provided by financing activities was $22.7 million for the nine months ended September 30, 2025, a change of $22.1 million as compared to $0.6 million provided by financing activities in the nine months ended September 30, 2024. The change was principally due to the receipt of proceeds from the First Lien Term Loan and Chicago Atlantic Term Loan.

Lease Transactions

As of September 30, 2025, we are party to lease agreements for the use of buildings used in the cultivation, production and/or sales of cannabis products in Maryland, Minnesota, New York, Missouri, Nevada, and Utah.

The lease agreements for all of the retail spaces used for our dispensary operations are with third-party landlords and the remaining durations range from one to ten years. These agreements are short-term facility leases that require us to make monthly rent payments and fund common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the spaces to meet our operating needs. As of September 30, 2025, we operated 36 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2025	September 30, 2025	Total
2025	$2,266,352	$3,505,294	$5,771,646
2026	9,052,432	14,183,661	23,236,093
2027	8,364,994	14,606,527	22,971,521
2028	7,825,020	15,042,128	22,867,148
2029	7,123,834	15,490,852	22,614,686
Thereafter	23,650,636	203,082,066	226,732,702
Total minimum lease payments	$58,283,268	$265,910,528	$324,193,796
Less discount to net present value	(16,901,174)	(171,368,934)	(188,270,108)
Less liabilities held for sale	(2,481,882)	(86,897,778)	(89,379,660)
Present value of lease liability	$38,900,212	$7,643,816	$46,544,028

ADDITIONAL INFORMATION

Outstanding Share Data

As of November 11, 2025, we had 1,064,669,823 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

1,038,706,623 Subordinate Voting Shares  issued and outstanding. The holders of Subordinate Voting Shares are entitled to one vote per share at all shareholder meetings. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

259,634 Multiple Voting Shares  issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, RSUs, and Warrants

As of September 30, 2025, we had 27,933,898 employee stock options outstanding, 73,173,350 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 15,503,937 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to the RSA, Credit Bid and Asset Sale

There can be no assurance that the Company’s Credit Bid will be the winning bid in the Asset Sale.

The RSA between the Company and Schwazze sets forth a plan to restructure the operations and capital structure of Schwazze and its subsidiaries through a serious of transactions including the Asset Sale, which will be effected by way of a UCC public disposition of collateral. The Company intends to credit bid at the Asset Sale; however, given that the Asset Sale is open to other bidders and competing bids, the Company’s Credit Bid may not be the winning bid, which would frustrate the aims of the RSA and prevent the Company from acquiring the assets of Schwazze that are the subject of the Asset Sale, which could have a material adverse effect on the Company.

There can be no assurance that all of the conditions precedent to closing of the Asset Sale will be satisfied.

If the Company’s Credit Bid is successful, the completion of the Asset Sale will be subject to a number of conditions precedent, some of which are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent to the Asset Sale will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Asset Sale may not be timely completed or completed at all. If the Asset Sale is not completed, the market price of our Shares may be adversely affected.

The required regulatory approvals may not be obtained or, if obtained, may not be obtained on a favorable basis.

To complete the acquisition of the Schwazze assets in the Asset Sale, the Company and Schwazze must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities. The required regulatory approvals have not been obtained yet. The regulatory approval processes may take a lengthy period of time to complete, which could delay completion of the Asset Sale. If obtained, the required regulatory approvals may be conditioned, with the conditions imposed by the applicable governmental entity not being acceptable to either the Company or Schwazze, or, if acceptable, not being on terms that are favorable to the resulting company. There can be no assurance as to the outcome of the regulatory approval processes, including the undertakings and conditions that may be required for approval or whether the required regulatory approvals will be obtained. If not obtained, or if obtained on terms that are not satisfactory to either the Company or Schwazze, the Asset Sale may not be completed.

There can be no assurance that the RSA will not be terminated by the Company or Schwazze in certain circumstances.

Each of the Company and Schwazze has the right, in certain circumstances, to terminate the RSA. Accordingly, there can be no certainty, nor can we provide any assurance that the RSA will not be terminated by either of the Company or Schwazze prior to the completion of the Asset Sale. Any termination will result in the failure to realize the expected benefits of the Asset Sale in respect of the operations and business of the Company.

The uncertainty surrounding the Asset Sale could negatively impact Vireo's current and future operations, financial condition and prospects.

As the Asset Sale is dependent upon receipt, among other things, of the required regulatory approvals and satisfaction of certain other conditions, the Asset Sale’s completion is uncertain. If the Asset Sale is not completed for any reason, there are risks that the announcement of the Asset Sale and the dedication of Vireo's resources to the completion thereof could have a negative impact on its relationships with its stakeholders and could negatively impact current and future operations, financial condition and prospects of Vireo. In addition, Vireo has, and will continue to, incur significant transaction expenses in connection with the Asset Sale, regardless of whether the Asset Sale is completed.

If the Company is not successful with its Credit Bid and able to acquire the assets that are the subject of the Asset Sale, the Company will not benefit from the expenses incurred in the pursuit thereof.

There is no assurance that the Company will successfully acquire the assets in the Asset Sale. If the Company does not acquire the assets in the Asset Sale, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the RSA and Asset Sale, much of which will be incurred even if the Company does not acquire the assets in the Asset Sale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or repurchase of equity securities that occurred during the three months ended September 30, 2025.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.1	Articles of Vireo Growth Inc. dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 9, 2021).
3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed June 9, 2021).

3.4	Notice of Alteration, Notice of Articles and Certificate of Name Change dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 1, 2024).

10.1+

Loan and Security Agreement, effective July 3, 2025, by and among Vireo Growth Inc. and each of its subsidiaries, the Guarantors from time to time party thereto, the financial institutions from time to time party thereto as Lenders, East West Bank, as Administrative Agent for the Lenders, and Western Alliance Bank, as Co-Administrative Agent for the Lenders, East West Bank, as collateral agent for the Lenders, and East West Bank and Western Alliance Bank, as Joint Lead Arrangers

10.2+

Secured Term Loan, effective July 3, 2025, by and among Vireo Growth Inc. and each of its subsidiaries, the Guarantors from time to time party thereto, Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent, and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
+

Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10), as applicable.  The Company agrees to furnish any omitted schedules or an unredacted copy to the Commission or its staff upon request

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIREO GROWTH INC. (Registrant)

Date: November 12, 2025	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer and Co-Executive Chairman (principal executive officer)

Date: November 12, 2025	By:	/s/ Tyson Macdonald
		Name:	Tyson Macdonald
		Title:	Chief Financial Officer (principal financial officer)
Date: November 12, 2025	By:	/s/ Joseph Duxbury
		Name:	Joseph Duxbury
		Title:	Chief Accounting Officer (principal accounting officer)