Form 10-K
period 2025-12-31
Vireo Growth Inc.
filed 2026-03-17
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of Subordinate Voting Shares and Multiple Voting Shares (based on as converted basis, based on the closing price of these shares on the OTCQX) on June 30, 2025, held by non-affiliates of the registrant was approximately $345,970,203.

As of March 17, 2026, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –1,057,131,571; and Multiple Voting Shares –233,192.

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

PART I

Item 1.Business

Background

Vireo Growth Inc. is a reporting issuer in Canada, with its securities listed for trading on the Canadian Securities Exchange (the “CSE”) under the symbol “VREO” and on the OTCQX under the symbol “VREOF”. Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in six markets, Vireo Growth cultivates and manufactures cannabis products in environmentally friendly greenhouses and other facilities and distributes these products through our growing network of Green Goods™ and other Vireo Growth branded retail dispensaries, as well as third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

As of March 17, 2026, Vireo Growth, through its subsidiaries, has licenses and operates in six states, consisting of Maryland, Minnesota, Missouri, Nevada, New York, and Utah. As of March 17, 2026, we retail cannabis products in 36 dispensaries located across Maryland (2), Minnesota (8), Missouri (11), Nevada (10), New York (4), and Utah (1) and wholesales cannabis products, through third-party companies, in Maryland, Minnesota, Missouri, Nevada, New York, and Utah.

Our registered office is located at Suite 2200-1021 West Hastings Street, Vancouver, British Columbia V6E 0C3. Our corporate office is located at 207 South Ninth Street, Minneapolis, Minnesota 55402.

History of the Company

Our business was established in 2014 as Minnesota Medical Solutions, LLC (“Minnesota Medical Solutions”), and we received our first license in December 2014. The Company was incorporated under the Business Corporations Act (Alberta) on November 23, 2004, under the name “Initial Capital Inc.” On May 8, 2007, the Company changed its name to “Digifonica International Inc.” following the completion of a qualifying transaction. On December 9, 2013, the Company continued into British Columbia under the name of “Dominion Energy Inc.”, subsequently changed its name to "Dynamic Oil & Gas Exploration Inc." on June 30, 2014, and to "Darien Business Development Corp." on March 13, 2017. On March 18, 2019, the Company changed its name to "Vireo Health International, Inc." following the completion of a reverse takeover transaction (the "RTO") with Vireo Health, Inc. ("Vireo U.S.").

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

On June 9, 2021, we changed our name to “Goodness Growth Holdings, Inc.” On June 25, 2024, we changed our name to “Vireo Growth Inc.”

Completed Mergers

On December 18, 2024, the Company entered into definitive merger agreements to complete merger transactions with each of Deep Roots Holdings, Inc., a Nevada corporation (“Deep Roots”), Proper Holdings Management, Inc. and NGH Investments, Inc., both Missouri corporations (together, “Proper”), and WholesomeCo, Inc., a Delaware corporation (“Wholesome”) (collectively, the “Mergers”). Each of the Mergers was structured as an all-share transaction pursuant to which, at the applicable closing, newly formed wholly owned subsidiaries of the Company merged with the respective target entities, with each target surviving as a wholly owned subsidiary of the Company in connection with the Deep Roots and Wholesome Mergers, and the wholly-owned subsidiaries of the Company surviving in connection with the Proper Mergers.

Each of the Mergers closed during the year ended December 31, 2025. Specifically, the Company completed the merger with Wholesome on May 12, 2025, the Merger with Proper on June 5, 2025, and the Merger with Deep Roots on June 6, 2025.

Strategic Rationale

The Mergers were undertaken to enhance the Company’s scale, operational efficiencies, and geographic diversification, and to strengthen its competitive position in existing and new markets. Each Merger expanded the Company’s cultivation, manufacturing, retail, and intellectual property capabilities and added experienced management teams and workforces. The Company believes the Mergers position it for improved operating leverage and long-term growth.

Consideration Structure

The consideration paid in connection with each Merger consisted primarily of the Company’s subordinate voting shares and was based, in part, on an estimated multiple of each target’s 2024 closing EBITDA, pro forma for pending acquisitions, planned retail openings, and expansion projects, using a reference share price of $0.52 per subordinate voting share. The merger agreements also provide for potential earnout payments payable in subordinate voting shares based on post-closing performance metrics, as well as clawback provisions under certain circumstances, all as further described in Note 3 of the consolidated financial statements.

Accounting Treatment

Each of the Mergers was accounted for as a business combination under applicable accounting standards. The Company recorded goodwill and identifiable intangible assets in connection with the acquisitions, reflecting the expected synergies, assembled workforce, market expansion opportunities, and other benefits of combining the acquired businesses with the Company’s operations. Additional information regarding the purchase accounting, contingent consideration, and pro forma financial information is included in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pending Transactions

In addition to the completed mergers described above, the Company has entered into definitive agreements and arrangements relating to several pending transactions that had not closed as of December 31, 2025.

Schwazze Transaction

On October 10, 2025, Vireo Health of Colorado, LLC, a wholly owned subsidiary of the Company (“VHC”), entered into a restructuring support agreement (“RSA”) with Medicine Man Technologies, Inc. d/b/a Schwazze, a Nevada corporation (“Schwazze”), certain of Schwazze’s subsidiaries, the beneficial holders of certain seller notes secured by a first priority security interest in substantially all the assets owned by SBUD LLC, a wholly owned subsidiary of Schwazze, and certain other parties. The RSA was entered into in connection with the Company’s acquisition of a majority of the outstanding principal amount of Schwazze’s 13% senior secured convertible notes due December 7, 2026 for aggregate consideration of approximately 117.9 million subordinate voting shares valued at $78.0 million. The RSA contemplates a restructuring of Schwazze and its subsidiaries, including the sale of certain assets through a public disposition of collateral.

On November 13, 2025, a public auction of Schwazze’s collateral was completed, at which the credit bid made on behalf of VHC and the other noteholders was the winning bid. Following the auction, Schwazze entered into an asset purchase agreement with a newly formed entity that as of the closing of the transaction is expected to ultimately be majority owned by the Company. Subject to regulatory approvals and other customary closing conditions, the assets subject to the asset purchase agreement are expected to be transferred in exchange for the assumption of certain specified liabilities and the discharge of the senior secured notes included in the credit bid (collectively, the “Schwazze Transaction”). The transaction had not closed as of December 31, 2025.

Colorado Dispensary Assets

On December 16, 2025, the Company entered into an asset purchase agreement, through its wholly owned subsidiary, Vireo Health, Inc., to acquire certain assets, liabilities, and properties used in cannabis dispensaries operating in the State of Colorado with PharmaCann Inc., a Delaware corporation (“PharmaCann”) and related entities. Under the terms of the agreement, the Company expects to issue subordinate voting shares with an estimated value of approximately $49.0 million, subject to certain adjustments (the “PharmaCann Transaction”). The transaction had not closed as of December 31, 2025.

Eaze Merger

On December 22, 2025, the Company entered into an agreement and plan of merger to acquire Eaze Inc., a Delaware corporation (“Eaze”), in a business combination transaction (the “Eaze Merger”). Eaze is a vertically integrated cannabis retailer and delivery technology platform with operations in California, Florida, and Colorado.

The transaction is expected to represent Vireo’s entry into the California and Florida cannabis markets. In California, Eaze maintains a significant delivery-focused presence, operating four co-located retail and delivery facilities and eight delivery-only locations, providing coverage across most major metropolitan areas in the state. In Florida, Eaze is the sixth-largest cannabis retailer, with 39 active dispensaries and approximately 64,000 square feet of cultivation canopy, with capacity for future expansion. The transaction will also expand Vireo’s retail operations in Colorado through the addition of 14 dispensaries.

Pursuant to the merger agreement, following the closing of the transaction, the Company will issue subordinate voting shares as consideration for all of the issued and outstanding equity interests of Eaze. The estimated closing consideration is approximately $47.0 million, subject to customary post-closing adjustments.

The merger agreement also provides for potential earnout consideration payable in subordinate voting shares based on Eaze’s future financial performance, subject to contractual limitations. The transaction is subject to customary closing conditions, including regulatory approvals and approval by Eaze’s stockholders, and had not closed as of December 31, 2025.

Description of the Business

Overview of the Company

Vireo is the holding company for Vireo U.S., a United States-based multi-state cannabis company that operates through its license-holding subsidiaries, with significant operations in the following core markets: Maryland, Minnesota, Missouri, New York, Nevada and Utah. We are committed to a science-focused approach to providing patients and adult-use customers with high-quality cannabis products. Our operations include cultivating cannabis in environmentally friendly environments, manufacturing pharmaceutical-grade cannabis extracts, and distributing our products through both Company-owned and third-party dispensaries. We currently serve thousands of customers each month.

All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which is referred to as medical cannabis or medical marijuana. In addition, with the exception of Utah, all of the states in which we operate have adopted legislation to permit the use of cannabis products by adults ages 21 and older, which is referred to as recreational- or adult-use cannabis or recreational- or adult-use marijuana.

Our principal locations and type of operation are listed below:

Location	Nature and Status of Operations	Opened or Acquired
Hurlock, Maryland	Fully operational processing facility	Opened in 2018
Baltimore, Maryland	Fully operational dispensary facility	Acquired in 2021
Frederick, Maryland	Fully operational dispensary facility	Opened in 2021
Massey, Maryland	Fully operational cultivation facility	Opened in 2021
Holland, Massachusetts	Cultivation land purchased; pre-development	Acquired in 2019
Otsego, Minnesota	Fully operational cultivation and processing facility	Opened in 2015
Elk River, Minnesota	Cultivation and processing facility in development	In development
Minneapolis, Minnesota	Fully operational dispensary facility	Opened in 2015
Bloomington, Minnesota	Fully operational dispensary facility	Opened in 2016
Moorhead, Minnesota	Fully operational dispensary facility	Opened in 2015
Rochester, Minnesota	Fully operational dispensary facility	Opened in 2015
Hermantown, Minnesota	Fully operational dispensary facility	Opened in 2020
Blaine, Minnesota	Fully operational dispensary facility	Opened in 2020
Burnsville, Minnesota	Fully operational dispensary facility	Opened in 2020
Woodbury, Minnesota	Fully operational dispensary facility	Opened in 2020
Kansas City, Missouri	Fully operational dispensary facility	Acquired in 2025
St. Louis, Missouri	Fully operational cultivation and processing facility and dispensary facilities	Acquired in 2025
Festus, Missouri	Fully operational, manufacturing and transport facility	Acquired in 2025
Bridgeton, Missouri	Fully operational dispensary facility	Acquired in 2025
Ellisville, Missouri	Fully operational dispensary facility	Acquired in 2025
Olivette, Missouri	Fully operational dispensary facility	Acquired in 2025
House Springs, Missouri	Fully operational dispensary facility	Acquired in 2025
Warrenton, Missouri	Fully operational dispensary facility	Acquired in 2025
Kirkwood, Missouri	Fully operational dispensary facility	Acquired in 2025
Las Vegas, Nevada	Fully operational dispensary facility	Acquired in 2025
Henderson, Nevada	Fully operational dispensary facility	Acquired in 2025
North Las Vegas, Nevada	Fully operational dispensary facility	Acquired in 2025
Mesquite, Nevada	Fully operational cultivation and processing facility and dispensary facility	Acquired in 2025
Pahrump, Nevada	Fully operational dispensary facility	Acquired in 2025
West Wendover, Nevada	Fully operational dispensary facility	Acquired in 2025
Colonie, New York	Fully operational dispensary facility	Opened in 2016
Elmhurst, New York	Fully operational dispensary facility	Opened in 2016
Johnson City, New York	Fully operational dispensary facility	Opened in 2016
White Plains, New York	Fully operational dispensary facility	Opened in 2016
Johnstown, New York	Fully operational indoor cultivation and processing facility	Opened in 2016
Upland, Pennsylvania	Land acquired as part of a litigation settlement; in development	Acquired in 2025
Centerville, Utah	Fully operational indoor cultivation and processing facility	Acquired in 2025
Bountiful, Utah	Fully operational courier and home delivery facility	Acquired in 2025
Grantsville, Utah	Fully operational outdoor cultivation facility	Acquired in 2025

Our mission is to provide patients and consumers with best-in-class cannabis products and expert advice, informed by medicine and science. We also are seeking to develop intellectual property that is complementary to our mission, including novel product formulations, novel delivery systems and harm-mitigation processes.

We have developed proprietary cannabis strains, cultivation methods, carbon dioxide extraction, ethanol extraction, and other processes related to the production, refinement, and packaging of cannabis products. We have documented the relevant processes in the form of standard operating procedures and work instructions, which are shared with third parties only in limited circumstances and then only upon receipt of written non-disclosure agreements.

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

The Cannabis Industry and Business Lines of the Company

According to market research projections by cannabis researcher Grand View Research, U.S. sales of legal cannabis are expected to reach over $76 billion by 2030.

As described further below, United States federal law now bifurcates the legality of “hemp” (currently defined as any part of the Cannabis sativa L plant —including any seeds, derivatives, extracts, cannabinoids, isomers, acids, salts and salts of isomers thereof, whether growing or not —with a delta-9 tetrahydrocannabinol (“THC”) concentration of less than 0.3% on a dry weight basis) from “marihuana” (also commonly known as “marijuana”). For purposes of this filing, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”

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

Cultivation Facilities

We have rights to operate cultivation facilities in six states. Although pricing pressure for dried flower in several mature cannabis markets has led some operators to eschew cultivation, in certain markets the transition from medical-only to adult-use cannabis has increased wholesale market prices significantly. We believe that our cultivation operations provide certain other benefits, including:

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

Manufacturing

The Company manufactures, assembles, and packages branded cannabis finished goods across a variety of product segments:

i.	Inhalable: flower and trim; dabbable concentrates (e.g., hash, rosin, temple balls); distillate pre-filled vaporizer pens and cartridges; pre-rolls; and distillate syringes.
ii.	Ingestible: edibles; tablets; softgels; oral solutions; oral sprays; tinctures; and lozenges.
iii.	Topicals: balms and topical bars.

We have wholesale operations in Maryland, Minnesota, Missouri, Nevada, New York, and Utah. Manufactured products are sold to third parties, where allowed, and are also distributed to Company-owned and operated retail dispensaries.

Supply Chain

We are vertically integrated in the markets in which we operate. In the normal course of our business, we purchase input materials and components used in the cultivation, processing, manufacture, and distribution of our products. No individual supplier represents a significant portion of our purchases or poses a material risk to our operations.

Significant Customers

Our customers include legal state-licensed cannabis stores within each U.S. state in which we operate. Vireo is not dependent upon a single customer, or a few customers, and the loss of any one or more of our customers would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during the fiscal years ended December 31, 2025 or 2024.

Retail Strategy

We have invested substantial resources in developing customer-friendly dispensary store designs and floorplans that emphasize efficient traffic flow, accessibility, and a consistent customer experience. Since 2020, we have constructed new dispensaries using modern layouts and updated design elements, and we have selectively refreshed existing dispensaries to align with evolving brand strategies.

Members of our management team have experience in real estate development, which has enabled us to secure premium locations for our dispensaries. We typically target locations with high foot traffic, strong visibility, and proximity to densely populated residential areas, and we evaluate factors such as location characteristics, vehicular traffic patterns, local demographics, and proximity to competitors when selecting retail sites.

Principal Business Objectives

Our principal business objectives over the next 12-month period include delivering positive operating cash flow through continued cost discipline, operational excellence, and enhancements in product quality and consistency across our markets. We remain focused on optimizing the performance of our cultivation, production, and retail operations and leveraging opportunities to deliver value to our customers and investors.

We intend to manage our balance sheet prudently and work collaboratively with capital partners to strengthen our credit profile and financial flexibility. In addition, we will continue to evaluate strategic opportunities to deploy capital in pursuit of disciplined, high-quality acquisitions and other initiatives that align with our operating capabilities, expand our geographic reach, and support long-term growth.

Employees and Human Capital Resources

As of February 6, 2026 we had 612 employees, 520 of whom were full-time employees. Certain of our employees in Maryland, Minnesota, New York, and Utah are represented by local offices of the United Food and Commercial Workers International Union or the American Federation of Labor and Congress of Industrial Organizations. The collective bargaining agreements with the employees in these states expire as follows:

State	Agreement Expiration
Maryland	October 31, 2027
Minnesota	November 22, 2026
New York (non-drivers)	October 31, 2027
New York (drivers)	December 31, 2027
Utah	February 29, 2028

Our human capital objectives focus on attracting, developing, retaining, and engaging a talented workforce. Our compensation program is designed to be competitive and aligned with both individual and company performance. We are committed to fostering a collaborative and results-driven culture that supports the execution of our strategic goals.

Research and Development

Our former research and development activities primarily focused on developing new, innovative, and patent-protectable products for the cannabis market. These efforts have resulted in novel cannabinoid formulations and accessory products that enhance the cannabis consumption experience. We also explored plant spacing, nutrient blends, cannabis variety trials, and advanced pest management techniques, as well as the development of new extracted and infused products.

Patents and Trademarks

We hold the following patents:

Title	Patent Number
Tobacco Products with Cannabinoid Additives and Methods for Reducing the Harm Associated with Tobacco Use	10,369,178
Tobacco Products with Cannabinoid Additives and Methods for Reducing the Harm Associated with Tobacco Use	10,702,565
Dosage Forms, Packaging & Vaporization Device	12,128,172
Cannabinoid Enriched Personal Lubricant	11,529,301
Oral Cannabinoid Delivery Formulations with Mouthfeel Experience Enhances	11,596,618
Cannabis Based Moist Snuff	11,083,211

We have successfully registered the trademarks Vireo Health®, Green Goods®, 1937®, Deep Roots Harvest®, WholesomeCo®, The Source® with the United States Patent and Trademark Office (“USPTO”), and have a number of other trademarks pending with the USPTO.

Competitive Conditions and Position

Historically, Vireo U.S. won licenses in competitive, merit-based selection processes through wholly-owned subsidiary applicants. We pursued opportunities in limited license markets with higher barriers to entry presenting an opportunity for higher returns or the development of strategic opportunities.

The industry is highly competitive with many operators, including large multi-state operators and smaller regional and local enterprises. We face competition from other companies that have greater resources, enhanced access to public equity and debt markets, superior cultivation and manufacturing capabilities, lower operating costs, better-located retail facilities, more experienced management, or that may be more mature as businesses. There are several multi-state operators that we compete directly with in some of our operating markets. Aside from current direct competition, other operators that are sufficiently capitalized to enter the Company’s markets through new licensure or acquisitive growth are also considered potential competitors. Similarly, to the extent we continue to enter new markets, we will encounter new direct competitors.

See “Item 1A. Risk Factors — Risks Related to our Business and Operations — The cannabis industry is rapidly evolving and is experiencing intense competition from licensed, unlicensed and well-capitalized market participants offering alternative competitive products and could also be further bolstered by state law regimes.”

Regulation of Cannabis in the United States

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we operate through our subsidiaries.

Federal Regulation

We currently directly derive a substantial portion of our revenues from the cannabis industry in certain U.S. states, which industry is illegal under U.S. Federal Law. As of December 31, 2025, the Company is directly involved (through licensed subsidiaries) in the medical and/or adult-use cannabis industry in the states of New York, Minnesota, Maryland, Missouri, Nevada, and Utah as permitted within such states under applicable state law.

U.S. federal law, however, continues to prohibit cannabis activities. The U.S. Supreme Court has ruled that Congress has the constitutional authority to enact the existing federal prohibition on cannabis. The federal government regulates drugs under the Controlled Substances Act (the “CSA”) which places controlled substances—including marijuana—in specific schedules. Marijuana is classified as a Schedule I drug, meaning it is defined as a substance with a high potential for abuse, no currently accepted medical use in treatment in the U.S., and a lack of accepted safety for use under medical supervision. With limited exceptions, such as Epidiolex (a pharmaceutical derived from the cannabis extract cannabidiol (“CBD”)), and certain drugs incorporating synthetically derived cannabinoids (i.e., Marinol, Syndros, and Cesamet), the U.S. Food and Drug Administration (“FDA”) has not approved marijuana as a safe and effective drug for any indication. Moreover, under the Agriculture Improvement Act of 2018 (commonly referred to as the 2018 Farm Bill), marijuana remains a Schedule I controlled substance under the CSA, with the exception of hemp and extracts derived from hemp.

Effective November 12, 2026, however, the definition of “hemp” is set to be narrowed substantially. Under the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, the new definition of “hemp” will include only products with a concentration of no more than 0.3 percent of any THC (rather than delta-9 THC) on a dry weight basis. This will result in excluding most, if not all, intoxicating hemp products from the definition of “hemp,” thereby subjecting such products to Schedule I restrictions as “marijuana.” Congress could still act to reverse course or delay the impending effective date of the change, as demonstrated by various pending legislation on this topic.

State laws regulating cannabis are in direct conflict with the CSA. Although certain states and territories of the U.S. authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal; any such acts are criminal acts under federal law under the CSA. Notwithstanding the foregoing, since 2014, Congress has included language in spending bills under what is known as the Rohrabacher-Farr (or Rohrabacher-Blumnauer) amendment that prohibits the Department of Justice (the “DOJ”) from expending resources to interfere with the implementation of state medical cannabis laws. While our activities comply with applicable state and local laws, strict adherence to those laws does not absolve the Company of liability under federal law nor provide a defense against federal enforcement actions. Furthermore, if Congress were to change its mind regarding the historical protections afforded to state medical cannabis regimes, the Company could face additional potential liability.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not restrict the applicability of such laws within their jurisdictions. Unless and until the Congress amends the CSA with respect to cannabis—of which the timing and scope are uncertain even after President Trump signed an executive order on December 18, 2025, which, among other things, directed “[t]he Attorney General to take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the CSA in the most expeditious manner”—there is a risk that federal authorities may enforce current federal law, especially as it relates to adult-use cannabis activities. We continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. Although our operations are in material compliance with all applicable state laws, regulations and licensing requirements, they remain subject to federal law. If the DOJ were to aggressively pursue debt or equity owners of adult-use cannabis-related business, or if Congress failed to continue to pass measures to protect state-legal medical cannabis operations from such enforcement, and if U.S. Attorneys acted accordingly, the Company could face: (i) seizure of its cash and other assets used to support, or derived from, its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations for aiding, abetting, and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis. Additionally, as affirmed by U.S. Customs and Border Protection, non-citizen employees, directors, officers, managers, and investors in cannabis-related businesses face the risk of being barred from entry into the U.S. for life.

U.S. Department of Justice and Attorney General Memoranda

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

On May 16, 2024, the Drug Enforcement Administration (“DEA”) issued a Notice of Proposed Rulemaking (“NPRM”) to reschedule marijuana from Schedule I to Schedule III under the CSA. Following the NPRM, the DEA received tens of thousands of comments, and as of this filing, an administrative hearing on the rulemaking remains pending. On December 18, 2025, President Trump issued an executive order directing the DOJ to move forward with rescheduling marijuana to Schedule III as quickly as possible, consistent with federal law. In the wake of the recent executive order, it still remains to be seen whether the administration will continue the process initiated by the 2024 NPRM or issue a new NPRM altogether.

Rescheduling to Schedule III would not automatically deem state cannabis regimes federally compliant. Following rescheduling, the CSA’s restrictions would still apply to dealing in cannabis as a Schedule III substance, albeit with reduced potential penalties relative to dealing in a Schedule I substance. Rescheduling would also allow a potential pathway to federally legalize medical marijuana, although this would require approval by the FDA of cannabis and cannabis-derived products, as well as alignment of state regimes with federal requirements.

Importantly, however, rescheduling to Schedule III should allow cannabis companies to deduct ordinary and necessary business expenses in the same manner currently allowed for other industries. As further discussed below, under Section 280E of the U.S. Internal Revenue Code, tax deductions and credits are disallowed for amounts paid or incurred in carrying on any business that consists of trafficking in Schedule I or II controlled substances. Rescheduling would, therefore, represent a meaning opportunity for federal tax relief.

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

Maryland

Maryland Regulatory Landscape

Maryland first enacted legal protections for medical cannabis patients in 2003, setting the maximum penalty in such cases at a $100 fine. In 2011, Maryland created an affirmative defense for patients with debilitating medical conditions charged with possession of less than one ounce of cannabis. In 2013, lawmakers expanded the affirmative defense to protect cannabis caregivers, authorized the use of marijuana for investigational medical purposes, and established the Natalie M. LaPrade Maryland Medical Cannabis Commission (“MMCC”) to develop, approve and monitor cannabis academic study programs.

In 2014, legislation was enacted to establish a state-regulated medical cannabis program and expand the MMCC’s regulatory authority. Maryland’s medical cannabis program became operational on December 1, 2017. The market at that time was divided into three primary classes of licenses: dispensary, cultivation, and processing. Pre-approvals for medical cannabis dispensary licenses were issued to 102 dispensaries from a pool of over 800 applicants, while 15 processing license pre-approvals were awarded from 124 applicants and 15 cultivation license pre-approvals from 145 applicants.

The medical cannabis program was designed to allow access to medical cannabis for patients with qualifying medical conditions, including chronic pain, nausea, seizures, glaucoma, and post-traumatic stress disorder (PTSD).

MaryMed LLC, an indirect wholly-owned subsidiary of Vireo, was awarded a vertically integrated medical marijuana license in 2016.

In April 2018, Maryland expanded the state’s medical cannabis industry by adding another 20 licenses — 7 for cultivation and 13 for processing. Permitted products for sale and consumption include oil-based formulations, dry flower, edibles, and other concentrates.

Maryland voters approved a referendum to legalize adult-use cannabis in November 2022. In May 2023, the Maryland General Assembly repealed the MMCC's authorization under the Cannabis Reform Act of 2023, and the MMCC’s functions were transferred to the newly established Maryland Cannabis Administration (the “MCA”). Adult-use legalization went into effect on July 1, 2023. This legislation provided a two-round process by which the MCA would issue cannabis licenses to growers (i.e., cultivators), processors, and dispensaries, as well as two additional license types: incubator space (i.e., a space in which another licensee may operate) and on-site consumption.

In April 2024, with HB 253, Maryland lawmakers added seeds, seedlings, immature plants, and clones to the definition of “cannabis,” and required “cannabis nurseries” (which sell such items to cannabis licensees) to register with the MCA.

In April 2025, with SB 215, the General Assembly indefinitely delayed the rollout of on-site consumption licenses and preemptively limited on-site consumption to include only edibles and cannabinoid beverages.

Licenses in Maryland

As of March 1, 2026, we operate two (2) medical and adult-use dispensary licenses, a cultivation license, and a processor license in the State of Maryland. The Company also manages two (2) medical and adult-use dispensary licenses pursuant to management agreements with those licensees.

Maryland Licenses and Regulations

Maryland licenses are valid for five years after required fees are paid and provided that the business remains in good standing. For any medical cannabis dispensaries that converted to dual-licensed (medical and adult-use) status, those dispensaries are subject to a five-year restriction on transferring ownership or control of their license. This effectively creates a moratorium on selling or transferring control for most operators until July 1, 2028. Renewal requests are typically communicated through email from the MCA and include a renewal form.

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

Minnesota

Minnesota Regulatory Landscape

Minnesota legalized medical marijuana on May 29, 2014, when Governor Mark Dayton signed the Minnesota Medical Cannabis Act into law. The state’s medical program officially launched on July 1, 2015, allowing registered patients to access cannabis products from state-approved dispensaries to treat a set of nine qualifying medical conditions, which has since been expanded to 19, with a catch-all provision that recognizes any condition for which a patient’s health care practitioner has recommended, approved, or authorized the use of cannabis by that individual to treat the condition. The medical program was regulated and administered by the Minnesota Department of Health, which oversaw all cultivation, production, and distribution facilities. The state authorized only two vertically integrated medical cannabis manufacturer licenses—LeafLine Labs and Minnesota Medical Solutions. Initially, each manufacturer was permitted up to four distribution facilities across the state. Minnesota later allowed a manufacturer to operate eight distribution facilities, but the restriction on manufacturers’ operation of distribution facilities was repealed, effective December 1, 2025.

Medical cannabis was initially provided to patients in several forms, including dried cannabis, liquid formulations, pills, and topical (lotions, balms, and patches); it was also delivered via vaporized delivery methods that did not require the use of dried leaves, in water-soluble cannabinoid multi-particulates (e.g., granules, powders, and sprinkles) and orally dissolvable products (e.g., lozenges, gums, mints, buccal tablets, and sublingual tablets).

Minnesota has implemented a process for monitoring and evaluating the health impacts of medical cannabis on patients, which will be used to help patients and health professionals grow their understanding of the benefits, risks, and side effects of medical cannabis.

On July 1, 2022, food and beverages containing hemp-derived THC became legal in Minnesota. Serving and total package limits were applied to any such products. Earlier in 2022, a new law went into effect allowing medical cannabis patients to access dried cannabis flower.

On May 30, 2023, the Governor of Minnesota signed into law House File No. 100 ("H.F. 100") of the 2022 Session, Chapter 63, a bill of an act relating to adult-use cannabis. As a result, many marijuana reform laws went into effect August 1, 2023, including adult use legalization, rescheduling under Minnesota's Controlled Substance Act, allowing persons 21 years of age or older to possess or transport two ounces or less of adult-use cannabis, or eight grams or less of adult-use cannabis concentrate, edible cannabis products or lower-potency hemp edibles infused with a combined total of 800 milligrams or less of tetrahydrocannabinol, and legalizing home grow of up to four mature plants per residence. On July 1, 2024, pursuant to H.F. 100, the powers and duties of the Minnesota Department of Health with respect to the medical cannabis program were transferred to the Minnesota Office of Cannabis Management.

Effective May 23, 2025, medical cannabis patients from other states may purchase from Minnesota-licensed dispensaries, subject to additional compliance requirements for the dispensary.

Retail sales under the adult-use cannabis program commenced in September of 2025.

Licenses and Permits in Minnesota

Today, Vireo Health of Minnesota, LLC  (“Vireo Minnesota”) (f/k/a Minnesota Medical Solutions and an indirect wholly-owned subsidiary of Vireo) is one of two medical cannabis combination licensees in the state, cultivating, processing, and dispensing medical cannabis to registered patients through its eight medical cannabis dispensaries in the state.

Our manufacturer license was awarded in 2015 through merit-based license application processes. Merit-based license awards require limited investment and thus present high-return opportunities. We believe that our medical and scientific expertise helped us develop a competitive advantage in the marketplace.

Vireo Minnesota holds one vertically-integrated medical cannabis combination license to operate one cultivation and production facility in Otsego, MN and eight retail medical cannabis dispensaries in the state of Minnesota, located in Blaine, Bloomington, Burnsville, Hermantown, Rochester, Minneapolis, Moorhead, and Woodbury. By virtue of its medical cannabis combination business, is approved to engage in: medical and adult-use cannabis cultivation, manufacturing, and retail sales; extraction/concentration and medical cannabis processing activities; handling of cannabinoid products; packaging; and internal transport.

Minnesota Licenses and Regulations

We currently operate eight retail dispensaries and one cultivation and production facility of approximately 90,000 square feet. Changes to the state’s qualifying conditions for medical cannabis patients have contributed to increases in patient enrollment.

Minnesota state licenses are renewed every year. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no material violations are noted, the Company expects to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls are designed to mitigate the risk of any material violations, there is no assurance that our license will be renewed in a timely manner. Any unexpected delays or costs in the renewal process could materially and adversely affect our operations and financial results.

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

In January 2022, the law was expanded to remove a previous list of qualifying conditions, allowing patients to use medical cannabis for any condition that could be treated with it as recommended by their doctor. The Marihuana Regulation & Taxation Act was signed into law on March 31, 2021, legalizing adult-use cannabis in New York State. MRTA established the Office of Cannabis Management (“OCM”), governed by a Cannabis Control Board to comprehensively regulate adult-use, medical, and hemp cannabis. The OCM released its final rules and regulations governing the adult-use industry in September 2023, and has begun to issue licenses.

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

All registered organizations can hold a vertically integrated license permitting the cultivation, manufacture, transport, distribution, and dispensation of medical cannabis. Registered organizations may only manufacture medical cannabis products in forms approved by the OCM. Approved forms currently include concentrates (e.g., shatters, waxes, resins and any other concentrates that are not gel-based or water soluble); edibles (e.g., capsules, beverages, tablets, tinctures, baked goods, gummies, chocolates, and any other edibles); and flower products (e.g. whole flower, ground flower, shake, pre-rolls, and any other flower); vaporization cartridges or single use pens; and topicals (e.g., transdermal patches).

Each registered organization may have up to four dispensing facilities, owned and operated by the registered organization, where approved medical cannabis products will be dispensed to certified patients or their designated caregivers, who have registered with the Department. A registered organization may have four additional dispensing facilities, but only if the first two additional dispensing facilities are located in underserved or unserved geographic locations, as determined by OCM. Dispensing facilities must report dispensing data to the New York State Prescription Monitoring Program Registry and consult the registry prior to dispensing approved medical cannabis products to certified patients or their designated caregivers.

In November 2025, the state enacted S3294A, which included various updates to the medical cannabis program that could serve to increase access to medical dispensaries. Under the new law, out-of-state medical cannabis patients are generally permitted to purchase from New York dispensaries. This law also eliminated the requirement for patients to obtain registry identification cards, instead allowing patients to purchase from medical dispensaries using a valid government-issued photo identification and a valid certification from a medical practitioner.

Licenses and Permits in New York

In New York, we were one of the original five registered organizations, placing second in the initial selection process, and are currently one of ten registered organizations (vertically integrated medical cannabis licensees) in the state.

On July 11, 2024, Vireo New York was issued a registered organization non-dispensing license, authorizing the company to operate a medical and adult-use cultivation/manufacturing facility and up to four medical cannabis dispensaries. All licenses are, as of the date hereof, active with the State of New York. The licenses are independently issued for each approved activity for use at our facilities in New York.

Today, through our subsidiary Vireo Health New York, we hold one vertically integrated cannabis license. We currently have a cultivation and processing facility in Johnstown, NY and four dispensaries throughout the State in New York City (Queens County), Johnson City, White Plains and Albany. We also operate a home-delivery service based out of our Queens dispensary.

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

New York Reporting Requirements

The state of New York Marijuana Enforcement Tracking Regulation and Compliance system (METRC) as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. We use a third-party application for our computerized seed to sale software, which integrates with the state’s Metrc program and captures the required data points for cultivation, manufacturing and retail as required.

Missouri

Missouri Regulatory Landscape

In 2014, the Missouri Senate passed Senate Bill 491. The legal effect of SB 491 was to reduce the punishments and penalties that marijuana-related offenses had hitherto attracted. SB 491 also created a new classification for marijuana-related felonies to be known as Class E and a new classification for marijuana-related misdemeanors to be known as Class D. Individuals caught in possession of marijuana weighing 10 grams or less would under SB 491 be charged with the lesser Class D misdemeanor rather than the more serious Class A misdemeanor.

In the same year, 2014, the Missouri Medical Marijuana Bill, HB 2238, was passed into law. This bill made it legal in Missouri to use an active ingredient in marijuana, cannabidiol, to treat patients suffering from epileptic seizures. Patients were required to obtain a registration card by providing a signed statement from a neurologist attesting to their epilepsy and their potential to benefit from treatment with hemp extract. The bill, accordingly, excused card-holders from the punishments and penalties for possession or use of hemp extract, provided that their possession or use was in compliance with the bill.

In November 2018, the Missouri electorate voted to pass Amendment 2. It made the use of marijuana for medical purposes legal in Missouri and was enshrined as Article XIV of the state constitution. Article XIV gave leave to Missouri residents to access medical marijuana, provided they met the criteria. The article also included requirements for the cultivation, testing, and dispensation of medical marijuana. Notably, the article also includes a tax on medical marijuana, charged at four percent of the retail price.

On November 8, 2022, Amendment 3 appeared on the ballot, raising the question of whether to legalize recreational marijuana in the state. The amendment passed, and provisions for a recreational marijuana program were enshrined as a newly created Section 2 of Article XIV one month later. This legalized recreational use of marijuana in Missouri for adults aged 21 or older. The Missouri Department of Health and Senior Services (“MDHSS”) began granting requests from existing medical marijuana dispensaries to become comprehensive (i.e., medical and adult-use) facilities on February 3, 2023.

Since the establishment of Article XIV, Section 2, the frameworks for both medical and adult-use marijuana remain in place, with statutory and regulatory implementation taking place shortly thereafter. For instance, the MDHSS now requires all employees, contractors, owners, and volunteers of marijuana facilities to submit fingerprints to the Missouri State Highway Patrol for a background check. Within the MDHSS, the Division of Cannabis Regulation has implemented regulations covering a wide range of industry medical and adult-use industry activity, including testing, facility security, packaging/labeling, seed-to-sale tracking, transportation and storage, and waste disposal.

Licenses and Permits in Missouri

We currently operate one cultivation and processing facility, a second processing facility, and eleven retail dispensaries.

Our cultivation license expires in October 2027. All dispensary licenses expire in January 2029, with the exception of the license for the Bridgeton, MO location which expires in October 2027.  The processing manufacturing licenses expire in January 2029.  The transport licenses expire in December 2028. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no material violations are noted, the Company expects to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls are designed to mitigate the risk of any material violations, there is no assurance that our license will be renewed in a timely manner. Any unexpected delays or costs in the renewal process could materially and adversely affect our operations and financial results.

Missouri Reporting Requirements

The State of Missouri uses Marijuana Enforcement Tracking Regulation and Compliance system (METRC) to provide the state’s seed-to-sale system for end-to-end plant and product monitory, and Tyler Technologies provides the licensing platform support and individual cardholder registration, credentialing and licensing.

Nevada

Nevada Regulatory Landscape

Medical marijuana became legal in Nevada in 2000.  Individuals with certain medical conditions, such as anxiety, cancer, glaucoma, HIV, seizures, autism, and chronic pain may possess up to 2.5 ounces of marijuana every 14 days. They can also cultivate up to 12 marijuana plants. However, marijuana cultivation is prohibited for patients living within 25 miles of a licensed dispensary. Qualifying patients must register with the Division of Public and Behavioral Health (“DPBH” and obtain a medical marijuana card. Medical marijuana approved by the DPBH includes concentrates, topicals, edibles, and flowers.

In November 2016, Nevadans voted in favor of Question 2, which sought to legalize, regulate and tax recreational marijuana for persons aged 21 or older. Recreational cannabis became legal in Nevada on January 1, 2017, and the first licensed sale occurred in the state on July 1, 2017. This allowed adults to buy and possess up to 1 oz. of cannabis flower and one-eighth of an ounce of cannabis concentrate.

In June 2021, Governor Steve Sisilak signed Assembly Bill 341 into law, permitting the licensing and regulation of cannabis consumption lounges. The law allows the purchase and public consumption of marijuana at designated marijuana lounges. In 2022, the Cannabis Compliance Board (“CCB”) issued regulations for the licensing and operations of marijuana consumption lounges and issued the first cannabis consumption license in December 2022. The first marijuana consumption lounge in Nevada became operational in 2023.

In June 2023, Governor Joe Lombardo signed Senate Bill 277 to raise the limits on possession for adult-use cannabis. The new limits are 2.5 ounces of cannabis flower and one-quarter of an ounce of concentrate. This legislation also deems each adult-use cannabis establishment to be a dual licensee, thereby authorizing the establishment to engage in medical cannabis activities as if the adult-use establishment held a medical cannabis license of the same type. Thus, adult-use licensees no longer require a separate medical license to operate in the capacity of a medical cannabis licensee.

Licenses and Permits in Nevada

We currently operate twelve retail dispensaries, and one retail, cultivation and production facility.

Nevada state cannabis establishment licenses are renewed every year. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no material violations are noted, the Company expects to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls are designed to mitigate the risk of any material violations, there is no assurance that our license will be renewed in a timely manner. Any unexpected delays or costs in the renewal process could materially and adversely affect our operations and financial results.

Nevada Reporting Requirements

The State of Nevada uses Marijuana Enforcement Tracking Regulation and Compliance system (METRC) as the state’s inventory tracking and compliance system for marijuana establishments. Effective November 1, 2017, all medical and adult-use marijuana establishments in Nevada must report their establishment data to the state of Nevada via METRC. This includes cultivators, product manufacturers, testing labs, distributors, dispensaries/retail stores, and consumption lounges.

Utah

Utah Regulatory Landscape

In 2014, Utah HB 105 was passed by the state, creating a legal right for persons diagnosed by neurologists with intractable epilepsy and registered with the state to have and use hemp extracts to treat their conditions. Per HB 105, hemp extracts must contain a minimum 15% CBD and but no more than 0.3% THC. The extracts must also be free of any form of psychoactive substance.

In 2017, Utah HB 130 was passed, allowing persons with approvals from an institutional review board of the United States Department of Health and Human Services to import and distribute cannabis and cannabis products for purposes of conducting a research study.

In November 2018, Utah voters approved Proposition 2, allowing patients to have and use medical cannabis subject to certain restrictions. The law also allowed licensed facilities to cultivate, process, test, and sell medical cannabis.  In December 2018, the Utah governor signed into law HB 3001 (i.e., the Utah Medical Cannabis Act), which included provisions to ease the requirements for renewing medical cannabis cards, establish stricter qualifications for caregivers and guardians, provide employment protections for patients, and regulate the consumption of medical marijuana.

In 2019, Utah lawmakers approved SB 1002 to increase the number of medical cannabis pharmacies to 14.

In 2020, Governor Herbert signed SB 121, overhauling the state cannabis laws. First, SB 121 eliminates raw cannabis flower "blister" packaging requirements for raw cannabis flower. The law also changes provisions related to driving under the influence of cannabis, such that drivers will no longer be penalized solely for having inactive cannabis metabolites. The apparent rationale for this change is that the presence of metabolites does not necessarily indicate intoxication. SB 121 also extends medical cannabis eligibility to include patients suffering from conditions other than the previously approved diseases and conditions. In the same year, Governor Herbert also signed HB 425 into law, delaying until the end of 2020 the requirement from 2018 HB 3001 for patients to obtain medical cannabis cards from the Utah Department of Health. Under HB 425, patients could continue using recommendations in the form of a doctor's letter.

In 2021, Governor Spencer Cox signed SB 192, making the following amendments to the Utah Medical Cannabis Act:  (a) the Utah Department of Health was authorized to issue a 15th Medical Cannabis pharmacy license, (b) medical cannabis transactions are to be reviewed by Pharmacy Medical Providers, (c) medical cannabis card holders are not permitted to alter or remove product processor’s labels from medical cannabis containers, and (d) Qualified Medical Providers (“QMPs”) now have the option to submit treatment and medication history to the state’s Electronic Verification System, if the QMP determines the information is relevant. Also in 2021, Governor Cox signed SB 170, allowing podiatrists to become QMPs and recommend medical cannabis within the course of their practice. QMPs who are PAs (physician assistants) also no longer require supervision from physicians who are QMPs.

In 2022, the state expanded access to medical cannabis with SB 195. In relevant part, this bill mandated that hospice programs provide at least one QMP, thereby making medical cannabis recommendations more readily available in the hospice setting.

In 2025, Governor Cox signed HB 357, which notably repealed the requirement for a practitioner to register with the state as a QMP before recommending medical cannabis. Instead, the same types of licensed professionals—physicians, PAs, and podiatrists—may recommend medical cannabis if they are duly licensed, complete four hours of continuing medical education specific to medical cannabis, and acknowledge completion of such training every two years in a communication to the Utah Department of Health and Human Services.

In 2025, Governor Cox also signed HB 54, increasing the number of medical cannabis pharmacies to 17.

Licenses and Permits in Utah

We currently operate one co-located cultivation and processing facility, one outdoor cultivation facility consisting of a warehouse used for storage and other post-harvest medical cannabis activities and a 2.4 acre outdoor field, one home delivery pharmacy location, and one medical cannabis courier location (co-located with the pharmacy).

Utah state licenses are renewed every year. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no material violations are noted, the Company expects to receive the applicable renewed license in the ordinary course of business. While the Company’s compliance controls are designed to mitigate the risk of any material violations, there is no assurance that our license will be renewed in a timely manner. Any unexpected delays or costs in the renewal process could materially and adversely affect our operations and financial results.

Utah Reporting Requirements

Leaf Data Systems, otherwise known as MJ Freeway, was selected by Utah in 2019 as the initial medical cannabis seed-to-sale tracking system. In 2024, Utah switched to an updated Electronic Verification System (EVS). EVS is used to manage medical cannabis card applications and other recordkeeping for patients and providers.

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

Compliance Program and Oversight

Under the oversight of our General Counsel, our legal and compliance team develops, maintains, and implements our comprehensive compliance program. In addition to our General Counsel and legal and compliance team, we engage state-specific regulatory compliance counsel and other legal specialists as needed. Our team is responsible for training cultivation, production, and dispensary managers, employees, department leaders, and other designated persons on state and local laws and regulations. The team also monitors all compliance notifications from regulators and inspectors and leads efforts to promptly resolve any identified issues. We maintain detailed records of all notifications received and document the resolution of each issue.

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

As an industry best practice and in accordance with prior guidance, we continue to:

●	Ensure Licensing Compliance. We ensure that the operations of our subsidiaries and business partners comply with all licensing requirements imposed by applicable state, county, municipal, town, township, borough, and other local authorities. To achieve this, we retain experienced legal counsel to perform due diligence and verify compliance with all applicable regulations.
●	Adhere to Licensed Scope. We strictly confine our cannabis-related activities to the scope of the licenses obtained. For example, in states where only medical cannabis is permitted, our products are sold exclusively to patients who possess the required documentation. In states permitting adult-use cannabis, we intend to sell products only to individuals who meet the requisite age requirements.
●	Maintain Strict Regulatory Oversight. We implement compliant business practices and rigorous regulatory oversight to ensure that no revenue is directed to criminal enterprises, gangs, or cartels.
●	Conduct Product Reviews. We regularly review product packaging and labeling to ensure that all products comply with applicable regulations and include the necessary disclaimers regarding product contents. This helps prevent adverse public health consequences and impaired driving.

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

Item 1A. Risk Factors

Summary of Risk Factors

In addition to the other information contained in this report, including the information contained in “Cautionary Statement Regarding Forward-Looking Statements,” investors in our securities should carefully consider the factors discussed below. An investment in our securities involves risks. The factors below, among others, could materially and adversely affect our business, financial condition, results of operations, liquidity or capital position, or cause our results to differ materially from our historical results or the results expressed in or implied by our forward-looking statements. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Below is a condensed, bullet-point summary of the risk factors

●	Marijuana remains illegal under U.S. federal law, exposing us to significant risk including possible enforcement actions.
●	We operate in a highly regulated sector with complex and at times opposing regulatory regimes and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we conduct business.
●	As marijuana and marijuana related activities remain illegal under U.S. federal law and, in certain state jurisdictions, we may be unable to enforce, or may face significant challenges enforcing, our contracts, including those relating to the Pending Transactions (as defined below).

●	Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services. Events in the banking industry may further restrict our ability to access financial services including obtaining traditional bank financing.
●	As marijuana is illegal under U.S. federal law, we may be unable to gain access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy of an entity in which we invest.
●	U.S. state licensing regimes, collateral rules, and ownership limits could materially and adversely affect our business.
●	Local regulation in U.S. states where cannabis is legal may impose additional or more restrictive requirements that could materially and adversely affect our operations.
●	Regulatory uncertainty and potential enforcement by the U.S. Food and Drug Administration and other authorities with respect to hemp-derived products could materially and adversely affect our business.
●	Our business could be materially adversely affected by the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, and related federal restrictions on hemp-derived products.
●	Our Pending Transactions are subject to numerous conditions, including regulatory approvals and termination rights, and may not be completed on the anticipated terms or timeline, or at all, which could adversely affect the market price of our Shares and our business, financial condition and prospects.
●	The Company and the assets or businesses acquired in connection with the Pending Transactions may not integrate successfully.
●	The counterparties in the Pending Transactions have agreed to indemnify the Company for certain damages arising from certain of the representations, warranties, covenants, and agreements of the counterparties in the Pending Transactions. However, there can be no assurance that these indemnities will be sufficient to make the Company whole for the full amount of such damages, or that such indemnifying parties’ ability to satisfy their respective indemnification obligation will not be impaired in the future.
●	There can be no assurance that each or any of the Pending Transactions will not be terminated by the Company or the relevant counterparty target in certain circumstances.
●	The uncertainty surrounding the Pending Transactions could negatively impact Vireo's current and future operations, financial condition and prospects.
●	It may be challenging for the resulting Company after completion of the Pending Transactions to service the additional indebtedness incurred.
●	Our shareholders may not realize a benefit from the Pending Transactions commensurate with the ownership dilution they will experience in connection with the Pending Transactions.
●	If the Pending Transactions do not close, the Company will not benefit from the expenses incurred in their pursuit.
●	The Company’s ability to use net operating loss carryforwards and other tax attributes may be limited as a result of the Pending Transactions, if approved and effected.
●	We incurred net losses in fiscal years 2025 and 2024 and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.
●	We anticipate requiring additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.
●	We are a holding company, and our earnings are dependent on the earnings and distributions of our subsidiaries.
●	The cannabis industry is rapidly evolving and is experiencing intense competition from licensed, unlicensed and well-capitalized market participants offering alternative competitive products and could also be further bolstered by state law regimes.
●	Competition for the acquisition and leasing of properties suitable for the cultivation, production, and sale of medical and adult-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially, adversely affect our operating results and financial condition.
●	Public opinion, consumer perception, and adverse publicity regarding cannabis and our products may negatively affect demand for our products, the adoption of cannabis laws, and our business.
●	Our business depends on maintaining strong brand recognition and reputation in an industry heavily influenced by volatile public opinion and consumer perceptions of cannabis.
●	Our reputation and ability to do business may be negatively impacted by our suppliers’ inability to produce and ship products.
●	We rely on management agreements with third-party license holders, which exposes us to significant regulatory, operational, and counterparty risks.

●	We face security risks related to our physical facilities and cash transfers due to the mostly cash nature of the cannabis industry.
●	We are subject to risks inherent in agricultural operations and are dependent on key inputs, suppliers, and skilled labor for the cultivation, extraction, and production of cannabis products.
●	Our cannabis cultivation and production activities require substantial energy consumption and increases or volatility in energy costs could adversely affect our business, financial condition and results of operations.
●	We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.
●	We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches.
●	We are at times subject to HIPAA and other healthcare privacy and data security laws in connection with our collection, use and storage of medical information, and any failure to comply with these laws or to adequately safeguard protected health information could subject us to significant penalties, litigation, and reputational harm.
●	Loss of our key management and other personnel, or an inability to attract new management and other personnel, could negatively impact our business, financial condition and results of operations.
●	We may be required to disclose personal information to government or regulatory entities.
●	We face risks related to our insurance coverage and uninsurable risks.
●	Competition for highly skilled employees is intense, and we may not be able to attract and retain the highly skilled employees needed to support our business.
●	We face exposure to fraudulent or illegal activity by employees, contractors, consultants, and agents, which may subject us to investigations and actions.
●	We may be subject to growth-related risks.
●	Our intellectual property may be difficult to protect.
●	We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.
●	We are subject to significant product liability, health and safety and misuse-related risks in connection with our cannabis products, which could result in substantial costs, regulatory action, reputational harm and other adverse consequences.
●	Our products may be subject to product recalls, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and diversion of management attention.
●	Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.
●	The elimination of monetary liability against our directors, officers, and employees under British Columbia law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.
●	There is doubt as to the ability to enforce judgments in Canada or under Canadian law against U.S. subsidiaries, assets, and experts.
●	Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions and events.
●	Diseases and epidemics may adversely impact our business.
●	We may be subject to heightened scrutiny by United States and Canadian authorities, which could ultimately lead to the market for our Subordinate Voting Shares becoming highly illiquid and our shareholders having limited or no ability to effect trades in Subordinate Voting Shares.
●	As an “emerging growth company,” we have reduced disclosure requirements that may make our Subordinate Voting Shares less attractive to investors but once we lose emerging growth company status, we will be subject to increased disclosure, internal control and compliance requirements, which could increase our costs and adversely affect our financial condition and results of operations.
●	Additional issuances of Subordinate Voting Shares, or securities convertible into Subordinate Voting Shares, may result in dilution.
●	Sales of substantial numbers of Subordinate Voting Shares may have an adverse effect on their market price.
●	Volatility and limited liquidity in the market for our Subordinate Voting Shares may undermine investor confidence, depress our valuation and impair our ability to raise capital.

●	Our Chief Executive Officer’s significant influence over us as both a major shareholder and an affiliate of our principal lending sources creates substantial actual and potential conflicts of interest and permits him, directly and indirectly, to exercise effective control over our Company, which could adversely affect our business and the value of our Subordinate Voting Shares.
●	The concentration of ownership of our subordinate voting shares among our existing executive officers, directors, and principal shareholders may prevent new investors from influencing significant corporate decisions and matters submitted to shareholders for approval.
●	The Pending Transactions and the issuance of subordinate voting shares as consideration (including earn-out shares as applicable) will dilute existing shareholders’ voting interests and may not provide benefits commensurate with the dilution, potentially adversely affecting the trading price of our subordinate voting shares.
●	We are subject to increased costs as a result of being a public company in Canada and the United States.
●	Our substantial shareholders can be subject to extensive governmental regulation and, if such shareholder is found unsuitable by one of our licensing authorities, that shareholder would not be able to beneficially own our securities. Our substantial shareholders may also be required to provide information that is requested by licensing authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund such redemption of our securities.
●	We do not intend to pay dividends on our Subordinate Voting Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares.
●	Our substantial secured indebtedness could materially adversely affect our financial condition, limit our operational flexibility and reduce the value of our equity.
●	Our credit facilities are secured by substantially all our assets, and a default could result in foreclosure, acceleration of indebtedness and loss of control over key assets.
●	Interest rate fluctuations on our variable-rate indebtedness could increase our debt service obligations, reduce our cash flow and adversely affect our financial condition and results of operations.
●	We are subject to Canadian and United States tax on our worldwide income.
●	We may incur significant tax liabilities and a reduction to our tax attributes due to limitations on tax deductions and credits under Section 280E of the Internal Revenue Code.
●	Dispositions of the Subordinate Voting Shares are subject to Canadian and/or United States tax.
●	Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act could result in additional taxes or costs to the Company.
●	Although we do not intend to pay dividends on our Subordinate Voting Shares, any such dividends would be subject to Canadian and/or United States withholding tax.
●	Taxation of Non-U.S. Holders upon a disposition of the Subordinate Voting Shares depends on whether we are classified as a United States real property holding corporation.
●	Changes in tax laws may affect the Company and holders of Subordinate Voting Shares.
●	Cannabis products are subject to substantial taxation, and any increases in cannabis-related taxes or adverse tax policy changes could have a material adverse impact on our sales, profitability, and overall business.
●	ERISA imposes additional obligations on certain investors.

Risks Related to the Regulatory System and Business Environment for Cannabis

Marijuana remains illegal under U.S. federal law, exposing us significant risk including possible enforcement actions.

The cannabis trade is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (“CSA”). Cannabis is presently classified as a Schedule I controlled substance under the CSA, and as a result, the manufacture, distribution, dispensation, and possession of medical and adult-use cannabis is generally illegal under U.S. federal law. In August 2023, the U.S. Department of Health and Human Services (“HHS”) made a recommendation to the Drug Enforcement Agency (“DEA”) to reschedule cannabis as a Schedule III drug. In May 2024, the DEA, in turn, issued a Notice of Proposed Rulemaking (“NPRM”) to reschedule cannabis to Schedule III under the CSA. Following NPRM, the DEA received thousands of comments, and as of this filing, an administrative hearing on the rulemaking remains pending. In December 2025, President Trump issued an executive order directing the U.S. Department of Justice (“DOJ”) to move forward with rescheduling cannabis as quickly as possible, consistent with federal law. If the DEA successfully reschedules cannabis, there may be new regulatory compliance obligations placed upon cannabis operators in the U.S. Under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), Schedule III cannabis and cannabis-derived products bearing health claims (e.g., under a medical marijuana state regime) would be treated as a “new drug” requiring approval by the U.S. Food and Drug Administration (“FDA”) before they could be dispensed—by prescription only.  The FDA can also enforce against cannabis products unlawfully marketed as conventional foods or dietary supplements or that are otherwise misbranded or adulterated under the FD&C Act.

Even if cannabis is rescheduled to Schedule III under the CSA, the current state-legal medical and adult-use cannabis business activities would remain illegal under U.S. federal law at the outset. Rescheduling would allow a potential pathway for federally legal medical cannabis, although this would require approval by the FDA of cannabis and cannabis-derived products, as well as alignment of state regimes with federal requirements. Therefore, there is a risk that federal authorities through, among others, the DOJ, its sub-agency the DEA, and the U.S. Internal Revenue Service (“IRS”), may enforce federal law. This enforcement could entail active investigations, auditing, and shutting down cannabis growing facilities, processors, and retailers. If any such action occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the cultivation, production, extraction, distribution, transportation, possession or use of marijuana applies despite state laws that legalize such actions, enforcement of federal law regarding marijuana is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition. There can be no assurances that the federal government will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to us and our business—including to our reputation, profitability, and the market price of our securities—and have the potential to result in the forfeiture or seizure of all or substantially all our assets.

It is also possible the DOJ or an aggressive federal prosecutor could allege the Company, and members of our Board, our executive officers and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services. In these circumstances, the Company’s operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. There can be no assurance as to the position the current or future administration or federal authorities may take on cannabis, and any administration could decide to enforce federal laws against state-regulated cannabis companies at any time.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material adverse effect on us, including, but not limited to, our reputation and ability to conduct business, our holding (directly or indirectly) of state-issued cannabis licenses in the United States, the listing of our securities on various stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our Subordinate Voting Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because (i) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved, and (ii) such time or resources could be substantial.

For discussion on the differences between federal- and state-level law, treatment, enforcement and other matters, See “Item 1. Business — Regulation of Cannabis in the United States”, generally and “— U.S. Department of Justice and Attorney General Memoranda” thereunder for discussion on guidance for enforcement agencies and the DOJ with respect to cannabis.

We operate in a highly regulated sector with complex and at times opposing regulatory regimes and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we conduct business.

Our business and activities are heavily regulated in all jurisdictions where we conduct business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis, cannabis oil and consumable cannabis products, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion in establishing regulations over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products.

Even among jurisdictions that permit cannabis activities, there is no uniform regulatory framework; instead, each jurisdiction may impose its own licensing regimes, security requirements, product standards, marketing regulations, packaging and labeling rules, testing protocols, track-and-trace systems, zoning and operating restrictions, ownership and control limitations, and tax and reporting obligations. The absence of harmonized regulations means that requirements can vary significantly from one jurisdiction to another and may be overlapping, inconsistent or at times directly conflicting. For example, one jurisdiction may require certain product formulations, testing thresholds or labeling disclosures that differ from, or are not permitted under, the rules of another jurisdiction. Local ordinances may impose stricter limitations than state law on operating hours, permitted activities, or facility locations. Federal prohibitions and enforcement priorities may restrict and complicate activities that are permitted under state law, including movement of funds, use of financial institutions, and transportation of products across state lines. As a result, we may face situations where full compliance with one set of rules creates a risk of non-compliance with another, or where it is unclear which standard will be applied or enforced.

While we endeavor to comply with all applicable laws, regulations and guidelines and, to our knowledge, we are in compliance with or are in the process of being assessed for compliance with all such laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations may expose us to heightened compliance costs and operational complexity. We must design, implement and maintain compliance programs, internal controls, information systems and policies tailored to multiple, and sometimes inconsistent, regulatory regimes. This increases our operating costs, diverts management time and resources from other business initiatives, and may limit our ability to standardize products, processes and systems across our operations. The number, complexity, and evolving nature of applicable laws and regulations increase the risk that we may inadvertently fail to comply with one or more requirements. Regulatory changes may be adopted with limited notice, may be subject to differing interpretations, and may require rapid adjustments to our operations, documentation, product offerings or business practices. Elections, changes in political leadership, or shifts in public sentiment can lead to new or modified legislation or regulations that are more restrictive, more burdensome, or more inconsistently applied. Courts may also interpret existing laws in ways that materially impacts our operations or the legality of our activities.

We cannot predict how these changes or uncertainties will affect our business or our ability to remain in compliance. As such, the need to navigate differing and potentially conflicting regulatory regimes may limit the jurisdictions in which we can operate, delay our entry into new markets, require us to exit current markets, or constrain the structure and terms of acquisitions, joint ventures and other strategic transactions. We may be compelled to forgo business opportunities, modify transaction terms, or implement complex structures to address regulatory concerns, any of which could reduce the attractiveness or anticipated benefits of such opportunities. Regulatory issues, enforcement actions, or perceived non-compliance in one jurisdiction may affect our reputation with regulators, counterparties, investors, customers and other stakeholders in other jurisdictions. Counterparties may seek to terminate, modify, or renegotiate agreements based on regulatory developments or enforcement actions, or may be unwilling to enter into new arrangements given perceived regulatory risk.

There can be no assurance that we will be able to continuously anticipate, monitor and adequately respond to all legal and regulatory developments affecting our business or that our compliance systems and controls will be sufficient to prevent all violations, particularly in an environment where legal regimes are fragmented, evolving and occasionally inconsistent or in direct tension with one another. Any failure, or perceived failure, to comply with applicable laws and regulations, any significant change in the laws or regulations governing cannabis, or any inability to reconcile differing or conflicting requirements across jurisdictions could have a material adverse effect on our business, financial condition, results of operations and prospects.

As marijuana and marijuana related activities remain illegal under U.S. federal law and, in certain state jurisdictions, we may be unable to enforce, or may face significant challenges enforcing, our contracts, including those relating to the Pending Transactions (as defined below).

Aspects of our business, including our contracts and contractual counterparties, are directly or indirectly involved in marijuana and related activities that are illegal under U.S. federal law and remain illegal or restricted in certain state and local jurisdictions. These include agreements relating to the Schwazze Transaction, the PharmaCann Transaction and the Eaze Merger (each, a “Pending Transaction” and, collectively, the “Pending Transactions”). Because these activities are prohibited at the federal level and may be prohibited or heavily restricted in some states, we may face uncertainty and risk in enforcing our contractual rights, both in federal courts and in certain state courts.

Courts may refuse to enforce contracts, in whole or in part, where performance involves conduct that is illegal or contrary to public policy. In the context of marijuana-related businesses, some courts have declined to enforce cannabis-related agreements or to grant certain remedies, even where the contracts themselves are validly formed under applicable state law. As a result, there is a meaningful risk that a court could determine that one or more of our contracts, including those entered into in connection with the Pending Transactions, are unenforceable or only partially enforceable, or that certain remedies (such as specific performance, injunctive relief or damages tied to cannabis-related revenue streams) are unavailable. This uncertainty could adversely affect our ability to compel performance or payment by counterparties under our commercial agreements, including those entered into in connection with the Pending Transactions. As a result, there is a material risk that we could not realize anticipated economic benefits from the Pending Transactions, including contingent or earn-out consideration, performance-based fees, royalties or other cannabis-derived revenue streams reliant on agreements. Different courts and arbitrators may apply differing interpretations of federal preemption, public policy and illegality doctrines making it difficult to predict and obtain consistent outcomes across jurisdictions.

In addition, even where a court is willing to enforce our agreements, the presence of marijuana-related activities may complicate and delay dispute resolution. Courts may be reluctant to exercise jurisdiction, may limit available remedies, or may require additional briefing or evidentiary showings regarding the legality of the underlying activities. Choice-of-law and forum-selection clauses may not be enforced as written if a court concludes that applying the chosen law or forum would require it to approve or facilitate federally illegal conduct. Arbitration provisions may likewise be subject to challenge, and enforcement of arbitration awards in court may be uncertain where the underlying subject matter involves cannabis-related activities.

If we are unable to enforce, or face significant limitations in enforcing, our contractual rights, we could experience: (i) loss of expected cash flows and asset value, including the Pending Transactions and other material agreements; (ii) reduced willingness of counterparties to perform voluntarily, if they believe we have limited practical recourse; and (iii) increased legal, administrative and transaction costs, including costs associated with structuring around enforceability concerns, negotiating enhanced protections, and resolving disputed matters in more complex or less predictable forums. While this risk is present for almost every contract we have currently or will enter into, we do not perceive or expect any specific or heighted risk with respect to the underlying agreements related to the Pending Transactions or our present lending arrangements. Any inability to enforce our agreements, any material limitation on the remedies available to us, or any adverse outcomes in related litigation, arbitration or regulatory proceedings could have a material adverse effect on our business, financial condition, results of operations and the value of our securities.

Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services. Events in the banking industry may further restrict our ability to access financial services including obtaining traditional bank financing.

We and financial institutions are subject to extensive U.S. anti-money laundering (“AML”) and financial crime compliance obligations, including under the U.S. Currency and Foreign Transactions Reporting Act of 1970, commonly known as the Bank Secrecy Act (the “BSA”), as amended, the Canadian Proceeds of Crime (Money Laundering) and Terrorist Financing Act, as amended, and any related regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada including regulations administered by the Financial Crimes Enforcement Network (“FinCEN”). As a result, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the U.S. may form the basis for prosecution under applicable U.S. federal money-laundering laws. Banks and other depository institutions are currently hindered by federal law from providing financial services to marijuana businesses, even in states where those businesses are regulated.

As cannabis remains illegal under U.S. federal law, proceeds from state-legal cannabis activity are generally treated as proceeds of unlawful activity for federal purposes. On February 14, 2014, the FinCEN issued guidance titled “BSA Expectations Regarding Marijuana-Related Businesses” (FIN-2014-G001) (the “FinCEN Marijuana Guidance”), which was intended to clarify how financial institutions can provide services to marijuana-related businesses consistent with their BSA obligations. Among other things, the FinCEN Marijuana Guidance:

(i)	Emphasizes that, because marijuana remains illegal under federal law, financial transactions involving marijuana-related businesses “generally involve funds derived from illegal activity,” and thus must be treated as suspicious under the BSA; and
(ii)	Requires financial institutions that choose to bank marijuana-related businesses to conduct enhanced customer due diligence, assess the business against federal enforcement priorities, and file Suspicious Activity Reports (“SARs”) in all cases using specific categories, such as “Marijuana Limited,” “Marijuana Priority” and “Marijuana Termination”, with continuing activity reports generally required every 120 days and currency transaction reports for as long as the relationship continues.

FinCEN has confirmed in subsequent guidance the FinCEN Marijuana Guidance remains in effect, and financial institutions are expected to apply its guidance when providing services to marijuana-related businesses. This framework has the practical effect of increasing the perceived compliance, enforcement and reputational risks for banks, credit unions and other financial intermediaries that serve cannabis businesses, and has caused many institutions to decline to provide, or to severely limit, services to the industry and the Company.

As a result, we rely on a limited number of financial institutions and service providers that are willing to work with cannabis-related businesses under this heightened BSA/AML regime. These institutions can, and sometimes do, decide to terminate or restrict relationships with cannabis businesses with little or no notice if they conclude that the relationship presents unacceptable BSA or enforcement risk or is not commercially attractive given the cost of compliance. If any of our banks or payment processors were to close or freeze our accounts, decline to process our transactions, or otherwise materially alter the services they provide to us, we could be forced to operate on a more cash-intensive basis and experience disruptions in cash management, payroll, vendor payments, tax remittances and customer transactions. Operating with limited or no traditional banking services also increases the risks of theft, fraud, diversion and other security incidents, and may adversely affect our ability to maintain adequate internal controls over financial reporting. Looking ahead, we do not expect the potential rescheduling of cannabis to Schedule III to have a material effect on our access to banking services. Given that operating state-legal medical and adult-use cannabis businesses would still be federally illegal after rescheduling, we anticipate that the impact from a banking perspective will be limited.

Our ability to obtain traditional bank financing is similarly constrained. Many banks remain unwilling to extend credit to cannabis businesses in light of the federal illegality of cannabis, the requirements of the BSA and related AML laws, and the ongoing obligation to treat cannabis-related funds as suspicious and to file SARs under the FinCEN Marijuana Guidance. Those institutions that do lend to the sector may impose higher interest rates, more restrictive covenants, enhanced reporting and audit requirements, and shorter maturities than would be customary in other industries. Our limited access to revolving credit facilities, term loans and other forms of traditional bank financing may restrict our ability to fund operations, invest in growth opportunities, pursue acquisitions, refinance existing obligations on favorable terms or withstand periods of operating stress.

In addition, broader events in the banking industry, including heightened regulatory scrutiny of AML programs, enforcement actions related to BSA compliance, shifts in bank risk-management priorities, stress events or failures involving regional or cannabis-focused financial institutions, or changes in how regulators expect institutions to apply the FinCEN Marijuana Guidance, could cause our existing or prospective banking partners to further restrict or terminate services to us or to cannabis businesses generally. Any of these factors, individually or in the aggregate, could further limit our access to banking and other financial services, increase our cost of capital, constrain our ability to grow or operate our business as planned, and otherwise have a material adverse effect on our business, financial condition, results of operations and prospects.

Further, if the operations of the Company or our subsidiaries, or any proceeds thereof, any dividend distributions or any profits or revenues derived from these operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the acts noted above, or any other applicable legislation. This could have a material, adverse effect on the Company and, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends, affect other distributions, or subsequently repatriate such funds back to Canada.

As marijuana is illegal under U.S. federal law, we may be unable to gain access to U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy of an entity in which we invest.

Many courts have denied cannabis businesses federal bankruptcy protections because the use of cannabis is illegal under federal law. In the event one or more of our businesses were to become unable to pay its liabilities, federal bankruptcy laws sometimes enable businesses to reorganize, reduce debt and continue to operate, or to wind down in an orderly manner so that creditors and sometimes equity holders realize some return of the funds they have provided to the bankrupt business. If federal bankruptcy laws do not apply to cannabis businesses, it would be very difficult for lenders or other creditors and the owners of Subordinate Voting Shares or other equity to recoup their investments in us. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material, adverse effect on the Company, including the potential to disable our ability to conduct our businesses at all.

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

U.S. state licensing regimes, collateral rules, and ownership limits could materially and adversely affect our business.

Our ability to operate and grow our business and subsidiaries depends in large part on obtaining, maintaining, and renewing in a timely manner the applicable state and local licenses, permits, registrations, and credentials required to cultivate, process, distribute, and/or sell cannabis and cannabis products. There can be no assurance that we will be able to obtain, renew, or maintain such licenses, permits, registrations, or credentials as needed to conduct our operations. An increasing number of state regulators have begun to require or indicated they may soon require entities engaged in certain aspects of the legal cannabis industry, such as dispensary operators, to post bonds or pay significant fees as a condition to applying for, renewing, or maintaining licenses, including as a guarantee of payment of sales and franchise taxes. We are unable to quantify the potential scope or aggregate amount of such bonds or fees in the states in which we currently do, or potentially will, operate. However, any such requirements, individually or in the aggregate, could be substantial and could have a material adverse effect on our results of operations, financial condition, and ultimate business prospects.

Further, in many of the states that have legalized cannabis, the applicable laws and regulations do not expressly or impliedly permit the pledge of cannabis inventory as collateral in favor of third parties that do not hold the requisite licenses to cultivate, process, sell, or possess cannabis under state law. State laws also generally do not permit the transfer of state-issued cannabis licenses or entitlements to third parties that have not themselves been granted such licenses or entitlements by the responsible agency. As a result, in connection with our contractual and financing arrangements with clients, counterparties, or subsidiaries, we may not be able to secure our payment and other contractual rights with liens on cannabis inventory or licenses. Our inability to obtain customary collateral security for our arrangements increases the risk of loss in the event of a default or breach by such counterparties, which, in turn, could have a material adverse effect on our business, financial condition, or results of operations.

Certain jurisdictions in which we operate also impose limits on the number or type of state-issued cannabis licenses, as well as the level of economic or commercial interests in licensed entities, that a single person or entity may hold within that state. As we complete acquisitions or other strategic transactions, we may, or could in the future, exceed permitted ownership thresholds or otherwise hold more than the prescribed number or type of licenses or interests in licensed entities in particular jurisdictions. In such circumstances, we may be required by regulators to divest certain licenses or equity interests, restructure our holdings, or take other remedial actions in order to comply with applicable state law. Any forced divestiture or restructuring could occur on unfavorable terms, reduce our anticipated returns from acquisitions or investments, limit our growth opportunities in those jurisdictions, and otherwise have a material adverse effect on our business, financial condition, or results of operations.

Local regulation in U.S. states where cannabis is legal may impose additional or more restrictive requirements that could materially and adversely affect our operations.

In U.S. states where cannabis is currently legal, our business is subject not only to state-level laws and regulations but also to the ordinances, rules and policies of counties, municipalities and other local governmental authorities. Even where state law permits and regulates the sale and use of cannabis, local governments often retain broad discretion to regulate, limit or prohibit cannabis-related activities within their jurisdictions, including through zoning, licensing and land use powers. There can be no assurance that local governmental authorities will not exercise their authority to limit, condition or effectively negate the applicability of state cannabis laws in their jurisdictions where permitted. For example, local governments may prohibit cannabis businesses entirely within their borders or in particular zones, adopt restrictive zoning or buffer requirements that significantly limit permissible locations, impose operating conditions such as limited hours, security, signage or odor-control requirements that increase costs or reduce the viability of operations, or enact moratoria or temporary bans that delay or prevent licensing or expansion.

Local regulations and policies may change over time due to political developments, community opposition, changes in leadership or shifts in public opinion, and may be adopted or amended with limited notice. As a result, jurisdictions in which we currently operate, or intend to operate, could adopt new or more restrictive rules that adversely affect us. We may be required to incur additional costs to comply with changing local requirements, relocate or modify existing facilities, abandon planned facilities or licenses, or reduce or cease operations in certain areas. Any such local restrictions or changes could limit our ability to enter local markets and result in impairment of assets, increased compliance and legal costs, and operational disruption.

Regulatory uncertainty and potential enforcement by the U.S. Food and Drug Administration and other authorities with respect to hemp-derived products could materially and adversely affect our business.

The regulatory framework governing hemp and hemp-derived products in the United States is complex, evolving and uncertain. Although the 2018 Farm Bill removed “hemp” (as defined therein) and its derivatives from the definition of “marijuana” under the CSA, hemp-derived products remain subject to extensive regulation under the FD&C Act and other federal and state laws. The FDA has asserted broad jurisdiction over many categories of hemp-derived products, including foods, dietary supplements, cosmetics and other consumer products, and has not permitted the marketing of certain hemp-derived ingestible products, such as drinks, gummies and other ingestible products containing certain hemp-derived ingredients. Our psychoactive hemp-derived products are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of any disease or medical condition and are not marketed as drugs. Nevertheless, the FDA may determine that some or all our hemp-derived products, their ingredients, or the manner in which they are manufactured, labeled, promoted, or distributed are not in compliance with applicable federal requirements. There can be no assurance that our products or operations will be deemed to comply with federal laws and regulations, including those enforced by the FDA, now or in the future.

The FDA has issued warning letters and taken other enforcement actions against companies marketing hemp-derived products that, in the FDA’s view, are unlawfully marketed as conventional foods, dietary supplements, or unapproved drugs, or that are otherwise misbranded or adulterated under the FD&C Act. If the FDA were to determine that our products are being marketed in a manner inconsistent with applicable law or guidance, or that our manufacturing, labeling, or promotion practices are non-compliant, we could be subject to a range of enforcement actions, including, without limitation: (i) warning letters or untitled letters requiring corrective actions; (ii) product seizures; (iii) injunctions or consent decrees restricting or prohibiting certain operations; (iv) civil or criminal fines and penalties; and (v) requirements to recall, re-label, reformulate or discontinue certain products.

In addition, in deference to the FDA’s position and related public health concerns, various states and municipalities have declared that the sale of certain hemp-derived products, particularly certain ingestible or psychoactive products, is illegal or subject to additional restrictions. State and local authorities may adopt and enforce regulations that are more restrictive than, or inconsistent with, federal policy, and such regulations may change with limited notice. As a result, we may be prohibited or severely limited from selling certain products in particular jurisdictions, may be required to alter formulations, packaging, labeling or marketing, or may need to cease operations in certain markets altogether.

Aggressive law enforcement or regulatory action targeting the hemp-derived products industry by federal, state or local authorities and agencies could materially and adversely affect our revenues, profitability, operations and growth prospects. Moreover, adverse regulatory actions or heightened enforcement against the hemp-derived products sector generally or against our respective products specifically could negatively impact investor perception and our access to capital and could have a material adverse effect on the trading price and liquidity of our Subordinate Voting Shares.

Our business could be materially adversely affected by the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, and related federal restrictions on hemp-derived products.

Congress has enacted the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, which is set to significantly narrow the federal definition of “hemp” and thereby impose new restrictions on hemp-derived cannabinoid products beginning in November 2026 (the “2026 Hemp Restrictions”). As currently understood, these measures would move to a “total THC” framework that aggregates multiple forms of tetrahydrocannabinols, sets very low per-container or per-serving THC limits, and excludes many cannabinoids synthesized or manufactured outside the plant. Specifically, while the current “hemp” definition includes products with a concentration of no more 0.3 percent delta-9 THC on a dry weight basis, the forthcoming “hemp” definition would be limited to only those products with a concentration of no more than 0.3 percent of any THC on a dry weight basis. As a result, many of our current hemp-derived products could be deemed to meet the definition of “marijuana” under the CSA and, therefore, non-compliant under this framework. We may be required to reformulate, relabel, reposition or discontinue products, shift certain items into state-regulated cannabis channels, overhaul our supply chain, testing, packaging and marketing, write down or dispose of inventory, modify or terminate commercial relationships, and limit or cease sales in certain channels or jurisdictions. There can be no assurance that we will be able to successfully adapt our portfolio or that any such efforts will be commercially viable.

The 2026 Hemp Restrictions may also intensify the already complex patchwork of federal and state regulation, as states may align with, diverge from, or add to the new federal standards, creating preemption, conflict-of-law and enforcement uncertainties. Federal agencies, including the U.S. Department of Agriculture, FDA, DEA and IRS, appear to have broad discretion in interpreting and enforcing these 2026 Hemp Restrictions, including with respect to testing methodologies, permissible product formats, labeling and claims, and tax treatment. We could face adverse federal tax consequences if our hemp-derived products are treated as controlled substances. We could experience increased regulatory scrutiny, enforcement actions, litigation, and challenges in maintaining relationships with retailers, e-commerce platforms and payment processors. Any of these developments could materially and adversely affect our ability to continue offering some or all of our hemp-derived products, reduce revenues and margins, increase compliance and operating costs, and otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. Future legislative or regulatory developments, including efforts to amend, delay or expand the 2026 Hemp Restrictions, could further increase uncertainty and compliance costs and may not be favorable to our business.

Risks Related to the Pending Transactions

Our Pending Transactions are subject to numerous conditions, including regulatory approvals and termination rights, and may not be completed on the anticipated terms or timeline, or at all, which could adversely affect the market price of our Shares and our business, financial condition and prospects.

Each of our Pending Transactions are subject to a number of conditions precedent, many of which are outside of our control, including, where applicable, receipt of required shareholder approvals of the target entities and consents and approvals from various governmental and regulatory authorities. The regulatory approval process may be lengthy and, for certain of the Pending Transactions, required regulatory approvals have not yet been obtained. There can be no assurance that any required approvals will be obtained on a timely basis, if at all, or that, if obtained, they will not be subject to conditions or undertakings that are unacceptable to us or the applicable counterparty, or that are otherwise unfavorable to the combined business. Failure to obtain required approvals, or the imposition of burdensome conditions, could result in the delay, modification or termination of some or all of the Pending Transactions.

In addition, we and the counterparties to the Pending Transactions each have termination rights under the applicable transaction agreements upon the occurrence of certain events. Accordingly, there can be no assurance that any of the Pending Transactions will be completed on the terms currently contemplated, within the expected timeline, or at all. If any of the Pending Transactions are not completed, we may not realize the anticipated strategic benefits of such transactions, our ability to execute our strategic objectives could be impeded, and the market price of our Shares could be adversely affected. Moreover, the announcement and pendency of the Pending Transactions, and the dedication of management time and other resources to their completion, may adversely affect our relationships with employees, customers, suppliers, regulators and other stakeholders, and could negatively impact our current and future operations, financial condition and prospects. We have incurred, and will continue to incur, significant transaction-related costs and expenses in connection with the Pending Transactions, regardless of whether any or all of them are ultimately completed. If one or more of the Pending Transactions are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received.

The Company and the assets or businesses acquired in connection with the Pending Transactions may not integrate successfully.

The Company intends to integrate its operations together with those of the assets and business to be acquired in the Pending Transactions. However, operational and strategic decisions and staffing decisions have not yet been made. As a result, the consummation of the Pending Transactions will present challenges to management, including the integration of management structures, operations, information technology and accounting systems and personnel of the various assets and business (some, all or none of which may ultimately be completed), and special risks, including possible unanticipated liabilities, unanticipated costs, diversion of management’s attention and the loss of key employees or customers. These decisions and the integration of the Company's and the relevant counterparties’ operations may present challenges to management, including the integration of systems and personnel, and special risks, including possible unanticipated liabilities, unanticipated costs, and the loss of key employees.

The ability to realize the benefits of each, or any of, the Pending Transactions may depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on the resulting Company’s ability to realize the anticipated growth opportunities and synergies, efficiencies and cost savings from integrating Vireo's and the acquired assets and business following completion of each, or any of, the Pending Transactions. The performance of the Company after completion of the Pending Transactions could be adversely affected if the Company cannot retain key employees to assist in the ongoing operations. As a result of these factors, it is possible that the cost reductions and synergies expected will not be realized.

The difficulties that management of the Company encounters in the transition and integration processes could have an adverse effect on the revenues, level of expenses and operating results of the Company. The amount and timing of the synergies the parties hope to realize may not occur as planned. As a result of these factors, it is possible that any anticipated benefits from the Pending Transactions will not be realized. These challenges may be exacerbated in those transactions where there are pending earn-out provisions.

The counterparties in certain of the Pending Transactions have agreed to indemnify the Company for certain damages arising from certain of the representations, warranties, covenants, and agreements of the counterparties in the Pending Transactions. However, there can be no assurance that these indemnities will be sufficient to make the Company whole for the full amount of such damages, or that such indemnifying parties’ ability to satisfy their respective indemnification obligation will not be impaired in the future.

Pursuant to certain of the Pending Transactions, the counterparties agreed to indemnify the Company against damages incurred or suffered by the Company in connection with certain matters, including any inaccuracy in or breach of the representations and warranties made by, or any breach, violation, or non-fulfillment of any covenant, agreement, or obligation to be performed by the counterparties. However, there can be no assurance that the indemnities set forth in the agreements related to these Pending Transactions will be sufficient to protect the Company against the full amount of such damages incurred by the Company. Moreover, even if the Company ultimately succeeds in recovering any such indemnifiable amounts under the applicable transaction agreements, the Company may be temporarily required to bear these losses.  Each of these risks could negatively affect the Company’s business, financial condition, results of operations or cash flows.

There can be no assurance that each or any of the Pending Transactions will not be terminated by the Company or the relevant counterparty in certain circumstances.

Each of the Company and each counterparty has the right, in certain circumstances, to terminate the governing agreement related to certain of the Pending Transactions. Accordingly, there can be no certainty, nor can we provide any assurance that each or any of the Pending Transactions will not be terminated by either of the Company or the applicable counterparty prior to the completion of the applicable Pending Transaction. Any termination will result in the failure to realize the expected benefits of the applicable Pending Transaction in respect of the operations and business of the Company.

The uncertainty surrounding the Pending Transactions could negatively impact Vireo's current and future operations, financial condition and prospects.

As the Pending Transactions are dependent upon receipt, among other things, of the required regulatory approvals and satisfaction of certain other conditions, each transaction's completion is uncertain. If each or any of the Pending Transactions are not completed for any reason, there are risks that the announcement of the Pending Transactions and the dedication of Vireo's resources to the completion thereof could have a negative impact on its relationships with its stakeholders and could negatively impact current and future operations, financial condition and prospects of Vireo. In addition, Vireo has, and will continue to, incur significant transaction expenses in connection with the Pending Transactions, regardless of whether each or any of the Pending Transactions are completed.

It may be challenging for the resulting Company after completion of the Pending Transactions to service the additional indebtedness incurred.

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

The Company’s shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, a combined company following the completion of the Pending Transactions as compared to their current ownership and voting interests.

After the completion of the Pending Transactions, the current shareholders of Vireo will own a smaller percentage of the combined company than their ownership prior to the transactions. Thus, our existing shareholders bear the risk of the

Pending Transactions and the resulting share issuance diluting their share holdings, and reducing their respective interests in the Company.

We intend to issue subordinate voting shares as consideration in certain of the Pending Transactions, which may dilute your interest in our shares and affect the trading price of our subordinate voting shares.

We intend to issue subordinate voting shares as consideration in certain of the Pending Transactions, which may dilute your interest in our share capital or result in a decrease in the market price of our subordinate voting shares. Some of the operative agreements for the Pending Transactions also provide that additional subordinate voting shares may be issuable in connection with each of such Pending Transactions through various earn-out mechanisms set forth in the operative agreements, and the subordinate voting shares issuable pursuant to such earn-out mechanisms may further dilute the interests of current shareholders in our share capital or result in a decrease in the market price of our subordinate voting shares.

Our shareholders may not realize a benefit from the Pending Transactions commensurate with the ownership dilution they will experience in connection with the Pending Transactions.

If the Company is unable to realize the full strategic and financial benefits currently anticipated from the Pending Transactions, our shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Pending Transactions.

If the Pending Transactions do not close, the Company will not benefit from the expenses incurred in their pursuit.

There is no assurance that any of the Pending Transactions will be completed. If one or more of the Pending Transactions are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Pending Transactions, much of which will be incurred even if one or more of the Pending Transactions are not completed.

The Company’s ability to use net operating loss carryforwards and other tax attributes may be limited as a result of the Pending Transactions, if approved and effected.

The Company has incurred taxable losses during its history. To the extent that the Company continues to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards and state NOL carryforwards of $19,200,000 and $27,000,000, respectively. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company’s ability to utilize its NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes in connection with the Mergers, if approved and effected, or other transactions. Similar rules may apply under state tax laws. If the Company earns taxable income, such limitations could result in increased future income tax liability to the Company, and the Company’s future cash flows could be adversely affected.

Risks Related to our Business and Operations

We incurred net losses in fiscal years 2025 and 2024 and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses, under U.S. generally accepted accounting principles, of $68,113,908 and $28,007,509 for the fiscal years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an aggregate accumulated deficit of $299,549,469. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and augmenting such cash flows using external resources to satisfy our cash needs, and there is no assurance that we will be able to achieve such cash flows.

Our profit growth may be materially adversely impacted if we are unable to introduce new products or enter new markets successfully, to meet the demand for our products with increased production capacity, to raise prices, or to improve the proportion of our sales of higher margin products and in higher margin geographies.

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

We are a holding company and essentially all our assets are the capital stock or membership interests of our subsidiaries or management services agreements with entities in each of the markets in which we operate, including in our core markets of Maryland, Minnesota, Missouri, New York, Nevada and Utah. As a result, our shareholders are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all our business through our subsidiaries, which generate effectively all our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of bankruptcy (if even possible), liquidation, or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

The cannabis industry is rapidly evolving and is experiencing intense competition from licensed, unlicensed and well-capitalized market participants offering alternative competitive products and could also be further bolstered by state law regimes.

We operate in a new and rapidly growing industry and face intense competition from a variety of participants, including other licensed cannabis companies that may have longer operating histories, greater financial resources, and more extensive manufacturing, distribution and marketing experience than we do. Because the industry remains in an early stage, we also face additional competition from new entrants, including well-capitalized companies and potential industry consolidators that may develop large-scale operations and gain significant market power, including the ability to influence pricing and costs in ways that could “price out” smaller operators such as us. To remain competitive, we will require a continued high level of investment in research and development, cultivation and manufacturing facilities, marketing, and sales support, and we may not have sufficient resources to maintain these efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations.

We also face significant competition from unlicensed and unregulated market participants, including illegal dispensaries and black-market sources of cannabis and cannabis products. These competitors may offer products that some consumers perceive as more desirable than our products, including products with higher concentrations of active ingredients or delivery methods (such as certain edibles and extract vaporizers) that we are prohibited from offering in some of the states in which we operate. Unlicensed and unregulated operators can often sell products at significantly lower prices due to substantially lower compliance and manufacturing costs. Any inability or unwillingness of law enforcement or regulatory authorities to enforce existing laws against the unlicensed cultivation, distribution and sale of cannabis could perpetuate the black market and negatively affect public and regulatory perceptions of cannabis, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the pharmaceutical industry may compete with, or seek to dominate, the legal cannabis industry through the development and commercialization of synthetic products that replicate or seek to replicate the effects and potential therapeutic benefits of organic cannabis. If such synthetic products achieve broad commercial acceptance, they could reduce demand for cannabis and cannabis-derived products, alter industry economics, and adversely impact the volume, pricing and profitability of our products. Changes in applicable state law can also amplify the effects of competition on our business. For example, states may impose license limitations where companies are only permitted to have a certain number of licenses or there is a limited number of licenses permitted in the state. Certain ownership structures, such as the ability to be vertically integrated, could be restricted, thereby affecting our ability to own and control multiple stages of the supply chain. States currently permitting only medical-use cannabis could implement adult-use cannabis laws that give preferences to applicants and/or participants that compete with us, or even prohibit us to participate in portions or the entirety of the adult-use marketplace.

Any of these competitive dynamics, whether from larger licensed operators, black-market participants, consolidating industry players, synthetic alternatives or alterations in state law, could impair our ability to achieve or maintain profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

Public opinion, consumer perception, and adverse publicity regarding cannabis and our products may negatively affect demand for our products, the adoption of cannabis laws, and our business.

Public opinion and support for medical and adult-use cannabis have historically been inconsistent and vary significantly among jurisdictions. Although support for legalization has generally increased, cannabis remains controversial, including with respect to whether medical use should be permitted, adult-use should be allowed or if there should be access to cannabis in any form. Inconsistent or negative public opinion and perception of the medical and adult-use cannabis industry may slow or prevent the adoption or expansion of cannabis programs by additional states, result in more restrictive regulatory frameworks, or lead to efforts to roll back existing programs. Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Although we believe that various articles, reports, and studies support our beliefs regarding the medical benefits, viability, safety, efficacy and dosing of cannabis, future research and clinical trials may prove such statements to be incorrect or could raise concerns regarding cannabis. Any of these developments could limit the size and growth of the markets in which we operate and have a material adverse effect on our business, financial condition, and results of operations. Our ability to generate revenue and implement our business plan depends heavily on public opinion and consumer acceptance of, and demand for, our products.

Management believes that the medical and adult-use cannabis industry is highly dependent upon consumer perception of the safety, efficacy, and quality of cannabis and cannabis products. If consumers do not accept our products, if we fail to meet their needs and expectations, if our products are perceived as unsafe, or if consumer preferences shift to competing products or formats, demand for our products may decline and our ability to generate revenues could be reduced. Consumer perception of cannabis and our products is significantly influenced by scientific research and findings, regulatory investigations or proceedings, litigation, media coverage, and other publicity regarding cannabis consumption, including medical and adult-use cannabis. There can be no assurance that future research, findings, regulatory actions, litigation outcomes, media reports, or other publicity will be favorable to the cannabis market generally, to particular product categories (such as edibles or vape products), or to our products specifically, or that they will be consistent with earlier research or publicity. Future reports or publicity that are perceived as less favorable than, or that call into question, prior favorable or neutral positions could reduce demand for our products and have a material adverse effect on our business, results of operations, financial condition, and cash flows. Whether or not accurate, scientifically supported, or attributable to our products (as opposed to improper or excessive use, third-party products, or illicit-market products) negative publicity of cannabis products could materially adversely affect the Company, the demand for our products, and our business, financial condition, and results of operations.

Particularly, the use of vape products and vaping may pose particular health and perception risks. Public health authorities, including the U.S. Centers for Disease Control and Prevention, have identified concerns that vape products may contain ingredients that are toxic or otherwise potentially harmful to humans, and clinical studies regarding the long-term safety and efficacy of vape products generally, and cannabis vape products specifically, remain limited. Consumers may therefore have no reliable way of knowing whether vape products are safe for their intended uses or what types or concentrations of potentially harmful substances they may contain. Reports of vaping-related illnesses, injuries, or deaths, whether or not involving cannabis, our products, or products from the illicit market, could lead to heightened regulatory scrutiny, product bans or restrictions, litigation, and negative media coverage, and could significantly reduce consumer confidence and demand for vape products and cannabis products more broadly. Any of the foregoing developments could have a material adverse effect on our reputation, brand, product sales, business, financial condition, and results of operations.

Our business depends on maintaining strong brand recognition and reputation in an industry heavily influenced by volatile public opinion and consumer perceptions of cannabis.

In the cannabis industry, where legalization remains controversial and public opinion is dynamic and sometimes polarized, consumer perceptions regarding the safety, efficacy, quality, and social acceptability of cannabis products can shift quickly in response to regulatory developments, scientific studies, media coverage, and broader social attitudes. Within this environment, our brands must not only compete with other cannabis and consumer products, but also overcome lingering stigma, misconceptions, and evolving expectations about cannabis use. Our ability to generate revenue and execute our business plan depends significantly on consumer trust in, acceptance of, and demand for, our branded cannabis products more so than for other products or industries.

We believe that establishing, protecting and continually enhancing the identities and reputations of our brands is critical to attracting and retaining customers. Acceptance of and demand for our products depends on a number of factors, including perceived product quality and consistency, value, availability, ease of use, safety, reliability, and alignment with consumer lifestyle and values. If consumers do not perceive our brands as trustworthy, differentiated and high-quality, our ability to build and sustain brand loyalty may be impaired. Introducing new products, line extensions, or brand collaborations that are not favorably received by consumers, or that are perceived as inconsistent with our existing brand positioning, could dilute our brand equity and weaken our overall market presence. Moreover, to respond to competitive pressures and shifts in public opinion, we may need to devote substantial financial and management resources to branding, marketing, education and consumer engagement efforts, and there is no assurance such investments will be effective. Any failure to establish, maintain and enhance strong brands in the face of changing public sentiment and consumer expectations regarding cannabis could reduce demand for our products and have a material adverse effect on our business, financial condition, and results of operations.

Our reputation and ability to do business may be negatively impacted by our suppliers’ inability to produce and ship products.

We depend on third-party suppliers to produce and timely ship orders to us. Some products purchased from our suppliers are resold to our customers, while others are used in the production or packaging of our products. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ ability to timely resolve production issues could impact our ability to fulfill orders and could also disrupt our business significantly due to delays in finding new suppliers.

We rely on management agreements with third-party license holders, which exposes us to significant regulatory, operational, and counterparty risks.

In certain states where permissible, we do not hold cannabis licenses directly and instead realize the economic benefits of those licenses through management agreements with third-party license holders. These arrangements are often used to comply with, or mitigate perceived risks under, applicable state laws and regulations. However, due to the ever shifting legal and regulatory environment at the state-level, state regulators may determine that our management agreement structures violate existing laws or regulations or may change those laws or regulations so that structures that were previously compliant are no longer permissible, which could require us to restructure or terminate arrangements and disrupt our operations. Since we are not the license holder, our revenue from a dispensary and/or cultivation operation is entirely contractual, and if a management agreement is terminated or limited, whether in accordance with its terms, in breach, or as a result of regulatory action, we may lose some or all of the economic benefit associated with the applicable license.

We also have only contractual rights in respect of the applicable license. If the license holder fails to perform, makes decisions we disagree with, violates its obligations under the agreement, or attempts to terminate the agreement improperly, our primary remedy is to pursue contractual claims. We generally have no direct recourse to regulatory authorities and may be unable to prevent or reverse actions taken by the license holder. In addition, the license holder’s own independent acts or omissions, including failures to comply with license conditions or other regulatory requirements, may jeopardize the status or value of the license and, by extension, our revenues from that license. Funds we invest or advance in connection with a management agreement may be applied by the license holder in ways we did not intend or approve, [even with comprehensive oversight programs in place], or to carry out other activities that do not directly support the licensed business. In any of these situations, enforcing our rights may be difficult, time-consuming, and costly, and there is no assurance that litigation, arbitration, or similar proceedings will be successful or that any recovery will be adequate to compensate us for our losses, any of which could have a material adverse effect on our business, financial condition, and results of operations. See the related risk factor above, “As marijuana and marijuana related activities remain illegal under U.S. federal law and in certain state jurisdictions, we may be unable to enforce, or may face significant challenges enforcing, our contracts, including those relating to the Pending Transactions.”

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

We are subject to risks inherent in agricultural operations and are dependent on key inputs, suppliers, and skilled labor for the cultivation, extraction, and production of cannabis products.

Medical and adult-use cannabis is an agricultural product, and our cultivation activities regardless of if conducted indoors under climate-controlled conditions or outdoors, are subject to many of the risks inherent in agricultural operations. These risks include, among others, insect infestations, plant diseases, mold and mildew, cross-pollination, nutrient deficiencies, equipment failures, and human error, any of which can reduce yield, potency, or quality, or destroy crops altogether. Although a substantial portion of our cultivation is conducted indoors, where we are able to control temperature, humidity, lighting, and other environmental variables, our operations remain vulnerable to mechanical breakdowns, power outages, HVAC failures, and other disruptions to our controlled environments. To the extent we conduct outdoor cultivation or rely on third parties that do so, our crops are additionally exposed to adverse weather conditions, including extreme heat or cold, drought, excessive rainfall, hail, high winds, flooding, and other climate-related events, as well as wildfires and other natural disasters. There can be no assurance that these agricultural and environmental risks will not have a material adverse effect on the quantity, quality, or consistency of our production and, consequently, on our business, financial condition, and results of operations.

The cultivation, extraction, and production of cannabis and derivative products depend on the timely availability and cost of a number of key inputs, including cannabis genetics and biomass, growing media, nutrients, pest and disease control products, extraction solvents, packaging materials, and the equipment and parts used in our cultivation and processing facilities, as well as critical utilities such as electricity, water, and other local services. Any significant interruption, contamination event, regulatory restriction, or negative change in the availability, quality, or cost of these inputs could materially impact our operations. Some inputs and services may be available only from a single supplier or a limited group of suppliers in particular markets due to regulatory constraints, technical specifications, or commercial practices. If a sole-source or limited-source supplier ceases doing business, experiences quality or compliance issues, suffers operational disruptions, or is acquired by a competitor that elects not to supply us, we may be unable to secure alternative sources on a timely basis, on substantially similar terms, or at all. We generally purchase key inputs on a purchase order basis at prevailing market prices based on our production requirements and anticipated demand, which exposes us to price volatility and does not guarantee long-term supply. Any inability to obtain required supplies, utilities, or services in the quantities and at the quality and prices we require could result in production delays, increased costs, product shortages, or the need to reformulate or discontinue certain products.

In addition, our operations are highly dependent on the availability of qualified and reliable skilled labor, including cultivation specialists, agronomists, extraction technicians, quality assurance personnel, and other trained staff who must often meet stringent regulatory suitability, licensing, and training requirements. The cannabis industry faces intense competition for such talent, and in certain markets we may experience labor shortages, high turnover, wage inflation, or disruptions arising from workplace disputes or changes in labor laws. If we are unable to attract, train, and retain sufficient skilled personnel, or if we experience disruptions in our workforce, our ability to maintain consistent product quality, achieve targeted yields, comply with regulatory standards, and operate efficiently could be adversely affected. Any of the foregoing agricultural, supply chain, or labor-related risks, individually or in the aggregate, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our cannabis cultivation and production activities require substantial energy consumption and increases or volatility in energy costs could adversely affect our business, financial condition and results of operations.

Our cannabis cultivation and production operations consume considerable amounts of electricity, natural gas, water and other utilities, including for lighting, heating, cooling, dehumidification, irrigation, extraction and processing. As a result, we are highly dependent on the availability of reliable, affordable sources of energy. We are therefore exposed to the risk of rising or volatile energy and utility costs due to factors beyond our control, including changes in market prices for electricity or fuel, shifts in regulatory or environmental policy, carbon or other emissions-related charges, infrastructure constraints, extreme weather events, geopolitical instability, supplier disruptions or changes in utility rate structures and tariffs.

In addition, any interruptions, curtailments or reductions in the supply of energy or utilities to our cultivation or processing facilities, whether due to grid instability, equipment failure, natural disasters, local capacity issues, mandated conservation measures, or other causes, could disrupt our operations, damage crops, reduce yields, impair product quality or require us to make unplanned capital investments in backup systems or efficiency improvements. We may not be able to pass increased energy or utility costs on to our customers through price without adversely affecting demand for our products, and any mitigation measures we undertake (such as investments in more energy-efficient equipment, on-site generation or alternative energy sources) may be costly, may not be successful in resulting in cost savings and may take time to implement. Any sustained or significant increase in energy costs, volatility in such costs, or disruptions in energy supply could adversely affect our business, financial condition, results of operations and our ability to operate profitably.

We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.

Our current and proposed operations are subject to extensive and evolving environmental laws and regulations in the jurisdictions in which we operate, including federal, state/provincial, and local requirements. These laws and regulations govern, among other things, air emissions, water discharges, wastewater and stormwater management, the use and conservation of water and other natural resources, noise and odor, the generation, handling, storage, transportation, treatment and disposal of solid and hazardous wastes, the use of pesticides and fertilizers, and the protection of environmentally sensitive areas and species. Environmental legislation, regulation, and policy are changing rapidly and tend to become more stringent over time. Future developments may: (i) impose stricter standards and enforcement; (ii) require more detailed and costly environmental assessments or impact studies for new or modified projects; (iii) increase monitoring, reporting, recordkeeping, and community engagement obligations; (iv) mandate reductions in energy use, greenhouse gas emissions, odors, or water consumption; and (v) heighten personal responsibility and potential liability for us or our officers, directors, and employees. Legislators and regulators have discussed and could still adopt requirements specifically targeting cannabis cultivation and production, including restrictions on water usage, pesticides, waste disposal, and odor control. We cannot predict the form or stringency of any future environmental laws or regulations, or the manner in which existing laws or regulations will be interpreted or enforced.

Our operations require, and will continue to require, numerous environmental and related approvals, licenses, registrations, and permits from government authorities, including in connection with construction, expansion, modification, and ongoing operation of our cultivation, processing, and other facilities. These approvals and permits may contain conditions, limitations, and operational restrictions, may be subject to periodic review and renewal, and may be subject to change at any time. Governmental authorities have broad discretion in administering and enforcing environmental and land use requirements, and third parties (including neighboring landowners, community groups, and environmental organizations) may challenge the issuance or renewal of permits or seek to impose additional conditions. To the extent required approvals or permits are not obtained, renewed, or maintained on a timely basis, or are issued on terms that are more restrictive or costly than anticipated, we may be delayed, curtailed, or prohibited from proceeding with our proposed cannabis production or from developing, expanding, or operating our facilities as currently contemplated.

Non-compliance with applicable environmental requirements or permit conditions, or the occurrence of releases of hazardous or regulated substances at or from our facilities (including historical contamination by prior owners or operators of properties we lease or acquire), could result in public notices of violation, administrative orders, fines, penalties, mandatory capital expenditures, requirements to modify or cease certain operations, injunctions, reputational harm, and, in extreme cases, civil or criminal liability which could involve significant and unanticipated, costs and divert management attention. Environmental requirements may also necessitate substantial ongoing investments in equipment, technology, and personnel, and may increase operating costs in a manner that we cannot fully pass through to customers. There can be no assurance that existing or future environmental laws, regulations, and policies, or changes in their interpretation or enforcement, will not have a material adverse effect on our business, financial condition, results of operations, or prospects, or on our ability to develop, operate, or expand our cannabis production facilities as planned.

We face risks related to our information technology systems, including potential cyber-attacks and security and privacy breaches.

Our use of technology is critical in our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. Successful cyber-attacks and/or technological malfunctions affecting us or our service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or other confidential information and reputational risk. We have not experienced any material losses to date relating to cyber-attacks, information breaches and technological malfunctions. However, there can be no assurance that we will not incur such losses in the future. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate and redress security vulnerabilities.

We are subject to laws, rules and regulations relating to the collection, production, storage, transfer and use of personal data. We may store and collect personal information about customers and employees. It is our responsibility to protect that information from privacy breaches that may occur through procedural or process failure, information technology malfunction or deliberate, unauthorized intrusions. Any such theft or privacy breach could have a material, adverse effect on our business, prospects, revenue, results of operation and financial condition. Additionally, our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees, and other individuals of a data security breach. Evolving compliance and operational requirements under the privacy laws, rules, and regulations of various jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or the imposition of significant fines, could negatively impact our reputation and may otherwise materially, adversely impact our business, financial condition, and operating results.

We are at times subject to HIPAA and other healthcare privacy and data security laws in connection with our collection, use and storage of medical information, and any failure to comply with these laws or to adequately safeguard protected health information could subject us to significant penalties, litigation, and reputational harm.

In certain jurisdictions in which we operate, we collect, receive, maintain and transmit patient medical information, including information relating to medical cannabis certifications, physician recommendations, patient registry identification numbers, and related health data. To the extent we qualify as a “covered entity” or “business associate,” we are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, including the Privacy Rule, Security Rule and Breach Notification Rule, administered by the U.S. Department of Health and Human Services through its Office for Civil Rights. HIPAA establishes detailed requirements governing the use, disclosure, safeguarding and reporting of breaches of protected health information (“PHI”), including the implementation of administrative, physical and technical safeguards, workforce training, risk analyses, and documentation and record retention requirements.

Compliance with HIPAA and related state medical privacy laws is complex and costly, particularly given the evolving regulatory landscape applicable to cannabis businesses and the sensitive nature of the medical information we handle. We rely on information technology systems, third-party service providers, cloud-based platforms and other vendors to process and store PHI. Any failure by us or our vendors to adequately safeguard PHI from unauthorized access, ransomware attacks, phishing schemes, insider misuse, or other cybersecurity incidents could result in a reportable data breach. A breach involving PHI may require us to provide notice to affected individuals, state regulators, and federal authorities, including the Office for Civil Rights, and could trigger investigations, audits, corrective action plans, civil monetary penalties and ongoing monitoring obligations. Civil penalties under HIPAA can be significant and are subject to annual inflation adjustments.

Although HIPAA does not provide a private right of action, individuals affected by a data breach frequently pursue claims under state privacy, consumer protection, negligence or contract laws, and state attorneys general may bring enforcement actions. In addition, because cannabis remains illegal under federal law notwithstanding state legalization, the regulatory environment in which we operate is subject to heightened scrutiny and uncertainty, and any perceived failure to comply with healthcare privacy standards could attract increased regulatory attention or negatively impact our ability to maintain state licenses or credentials.

Furthermore, compliance with HIPAA and state privacy laws requires ongoing investments in information security infrastructure, internal controls, employee training, risk assessments and incident response capabilities. As we expand our operations, including potential telehealth, digital ordering, patient engagement platforms or interstate data processing arrangements, our exposure to healthcare privacy and cybersecurity risks may increase. Any material deficiency in our safeguards, delays in detecting or responding to an incident, or inaccuracies in our public disclosures regarding cybersecurity or data protection could result in regulatory enforcement by the U.S. Securities and Exchange Commission, shareholder litigation, loss of patient trust, reputational harm and a material adverse effect on our business, financial condition and results of operations.

Loss of our key management and other personnel, or an inability to attract new management and other personnel, could negatively impact our business, financial condition and results of operations.

We depend on our senior executive officers and other key personnel to operate our businesses, develop new products and technologies and service our customers. The loss of any of these key personnel, including John Mazarakis, our Chief Executive Officer and Co-Executive Chairman, and Tyson Macdonald, our Chief Financial Officer, could adversely affect our operations. In connection with the close of the Pending Transactions and previous similar transactions, the Company and has integrated new senior leadership into its business and may continue doing so into the future.  Any significant leadership change or senior management transition involves inherent risks, and any failure to successfully transition key roles could impact our ability to execute on our strategic plans and be disruptive to our business, making it difficult to meet our performance and financial objectives.

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

Competition for highly skilled employees is intense, and we may not be able to attract and retain the highly skilled employees needed to support our business.

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

We are exposed to the risk that any of our employees, independent contractors and consultants could engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates one or more of the following: (i) government regulations; (ii) manufacturing standards; (iii) federal or state privacy laws and regulations; (iv) laws that require the true, complete, and accurate reporting of financial information or data; or (v) other laws or regulations. It may not always be possible for us to identify and prevent misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents, or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us, and we are not successful in defending the Company or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material, adverse effect on our business, financial condition or results of operations.

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

In addition, effective future patents, trademark, copyright, and trade secret protection may be unavailable or limited under the laws of certain jurisdictions. As long as cannabis remains a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. While many states do offer the ability to protect trademarks independent of the federal government, patent protection is wholly unavailable on a state level, and state-registered trademarks provide a lower degree of protection than would federally registered marks. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. Our failure to adequately maintain and enhance protection over our proprietary information, as well as over unregistered intellectual property of companies that we acquire, could have a material, adverse effect on our business, financial condition, or results of operations.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against Vireo, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time-consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications, any of which could have a material, adverse effect on our business, results of operations and financial condition.

We are subject to significant product liability, health and safety and misuse-related risks in connection with our cannabis products, which could result in substantial costs, regulatory action, reputational harm and other adverse consequences.

As a cultivator, manufacturer, processor and distributor of cannabis and cannabis-derived products that are designed to be ingested or otherwise consumed by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused injury, illness, property damage or other significant loss.

Our operations involve handling, processing, packaging and distributing products that are ingested, inhaled or otherwise used by consumers, including potentially vulnerable populations. As a result, we may be subject to claims or proceedings based on, among other things, contamination, mislabeling, incorrect dosing, manufacturing or design defects, failure to meet specifications, failure to comply with applicable child-resistant or tamper-evident packaging requirements, or failure to provide adequate warnings or instructions regarding use, storage, side effects or interactions with other substances. The manufacture, processing and sale of our products also involves the risk of injury to consumers due to product tampering by unauthorized third parties, adulteration or contamination, improper storage or transportation, or the inclusion of unintended or undisclosed ingredients. Even if we implement and maintain rigorous quality control, testing, tracking and recall procedures, and even where our products meet applicable regulatory and internal standards, we may nonetheless be subject to product liability and related claims, including claims that: (i) our products or products we source from third-party licensed producers caused injury, illness or death; (ii) our products failed to perform as intended; (iii) our products included inadequate instructions for use; or (iv) our labeling and marketing materials contained inadequate warnings concerning potential side effects, contraindications or interactions with other substances.

We are unable to control how our customers choose to store, administer or otherwise use our products after purchase, which exposes us to risks arising from misuse and abuse. For example, customers may use our products in excessive quantities; combine them with alcohol, prescription drugs, over-the-counter medications or other substances; allow access by minors; use them while pregnant or breastfeeding; or use them before or while operating motor vehicles or heavy machinery. Some customers may also use our products, or components of our products, in combination with materials obtained from informal or unregulated sources or for inhalation or other hazardous applications. Misuse or abuse of our products, including use in a manner that is inconsistent with our instructions, warnings or applicable law, could result in significant adverse health effects and could subject us to complaints, product liability claims and negative publicity, even where we did not recommend, authorize or foresee such uses. Public health authorities, including U.S. federal and state agencies, caution against the use of cannabis during pregnancy and by other vulnerable populations. We cannot assure investors that we would not be subject to claims, including claims relating to alleged birth defects or developmental issues, arising from consumption of our products by pregnant consumers or other high-risk individuals, notwithstanding any warnings or contraindications we may provide. Previously unknown or unanticipated adverse reactions resulting from consumption of our products alone, or when used in conjunction with other medications, supplements, alcohol, nicotine or illicit substances, could also occur. Applicable product liability or consumer protection laws in some jurisdictions may impose liability without regard to fault, negligence or intent.

Any actual or alleged product-related injury, illness, contamination, defect, misuse, abuse or failure to warn could result in a wide range of claims and proceedings against us, including product liability actions (based on negligence, strict liability, warranty or other theories), consumer fraud or deceptive practices claims, false advertising claims, medical monitoring claims, class actions or multi-party proceedings, as well as civil, administrative or regulatory actions. Such claims or actions could lead to product recalls, market withdrawals, stop-sale orders, seizures, import or export holds, fines, penalties, injunctions, consent decrees, mandated label changes or other enforcement measures by governmental or regulatory authorities. Even if successfully defended or the claims were frivolous, these matters could be costly and time-consuming to investigate and resolve, divert management’s attention and resources, damage our reputation with regulators, customers, patients and consumers, and result in loss of consumer confidence, reduced demand for our products, the termination of commercial relationships and increased scrutiny or stricter regulation of our business.

We may not be able to obtain or maintain product liability, recall or other insurance on terms, in amounts or with coverage limits that we consider adequate, or at all, and such insurance may contain significant exclusions or limitations (including for certain cannabis-related risks). Insurance coverage, if obtained, may not be sufficient to cover all claims that may be brought against us, and we could be required to pay damages, defense costs, fines, penalties or settlement amounts that exceed our policy limits or are not covered by insurance. In addition, premiums for such insurance are often expensive and may increase significantly as our business grows, as the cannabis industry evolves or as we experience actual or perceived product-related issues. The inability to obtain or maintain sufficient insurance coverage on acceptable terms, or to otherwise mitigate or transfer the risks associated with product liability, health and safety and misuse-related claims, could constrain our ability to develop, commercialize and market our products and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Disruptions and volatility in global financial markets and declining consumer and business confidence could lead to decreased levels of consumer spending. Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer spending and, consequently, impact our sales and profitability.  Moreover, in the event of war (such as the military conflict between Russia and Ukraine and in the Middle East), acts of terrorism or the threat of terrorist attacks, public health crises, climate risks and weather catastrophes or other events outside of our control, consumer spending could significantly decrease for a sustained period. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material, adverse effect on our business, financial condition, results of operations, and cashflow.

Diseases and epidemics may adversely impact our business.

Emerging infectious diseases or the threat of outbreaks of viruses or other contagions or epidemic diseases could have a material adverse effect on the Company by causing operational and supply chain delays and disruptions (including as a result of government regulation and prevention measures), labor shortages and shutdowns, social unrest, breach of material contracts and customer agreements, government or regulatory actions or inactions, increased insurance premiums, decreased demand or the inability to sell and deliver the Company’s products, delays in permitting or approvals, governmental disruptions, capital markets volatility, or other unknown but potentially significant impacts. In addition, governments may impose strict emergencies measures in response to the threat or existence of an infectious disease. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could result in a material adverse effect on input prices, demand for our products, investor confidence, and general financial market liquidity, all of which may materially, adversely affect the Company's business and the market price of the Subordinate Voting Shares. Accordingly, any outbreak or threat of an outbreak of an epidemic disease or similar public health emergency could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Our Securities

We may be subject to heightened scrutiny by United States and Canadian authorities, which could ultimately lead to the market for our Subordinate Voting Shares becoming highly illiquid and our shareholders having limited or no ability to effect trades in Subordinate Voting Shares.

Our Subordinate Voting Shares are currently traded on the Canadian Securities Exchange and on the OTCQX tier of the OTC Markets in the United States. Because our business, operations, and investments include cannabis-related activities in the United States, and may in the future include additional cannabis-related activities in the United States or other jurisdictions, we are subject to heightened scrutiny by securities regulators, stock exchanges, clearing agencies, and other authorities in Canada and the United States. This scrutiny may increase over time as the legal and regulatory framework applicable to cannabis-related activities continues to evolve.

As a result, we may be subject to significant direct and indirect interaction with public officials, stock exchanges, clearing agencies, and other market participants in connection with our cannabis-related activities and the listing, trading, clearing, and settlement of our securities. There can be no assurance that this heightened scrutiny will not lead to the imposition of additional or more stringent disclosure obligations, listing conditions, governance expectations, or other regulatory requirements on us or on cannabis issuers generally. Nor can there be any assurance that future regulatory or policy developments will not result in restrictions or prohibitions on our ability to operate or invest in the United States or other jurisdictions, or on the ability of investors to trade, clear, or settle transactions in our Subordinate Voting Shares.

In the past, concerns were raised that Canada’s central securities depository, CDS Clearing and Depository Services Inc. (“CDS”), might refuse to settle trades in securities of issuers with cannabis-related activities in the United States. Following discussions among Canadian securities regulators and recognized Canadian securities exchanges, CDS and several Canadian exchanges entered into a memorandum of understanding confirming that, with respect to the clearing of listed securities, CDS relies on the exchanges’ regulation of listed issuers and would not, as a matter of policy, unilaterally refuse to accept deposits of or clear and settle trades in securities of issuers with U.S. cannabis-related activities. Canadian securities regulators have also issued guidance, including staff notices addressing issuers with U.S. cannabis-related activities, that confirm a disclosure-based approach to such issuers while imposing enhanced disclosure and governance expectations.

However, there can be no assurance that this framework will continue in the future in its current form or at all. Securities regulators, stock exchanges (including the Canadian Securities Exchange and any other exchange on which our Subordinate Voting Shares may in the future be listed), CDS, OTC Market, other clearing agencies, and market exchange stakeholders in Canada or the United States may at any time adopt new or more restrictive rules or policies with respect to issuers with cannabis-related activities in the United States. This could require additional or different disclosures or governance practices as a condition of continued listing or trading or result in trading halts, suspensions, delisting, refusing to settle trades, or placing unappealing conditions on trading our Subordinate Voting Shares. In addition, because cannabis remains illegal under U.S. federal law, changes in U.S. federal or state enforcement priorities, banking or anti-money-laundering guidance applicable to broker-dealers, or policies of U.S. over-the-counter markets, national securities exchanges, custodians, or other securities exchange intermediaries could cause some or all such intermediaries to decline to trade in, clear, custody, or otherwise support transactions in securities of cannabis issuers with U.S. operations, including our Subordinate Voting Shares.

If CDS or another clearing agency were to refuse to settle trades in our Subordinate Voting Shares, if a stock exchange or marketplace on which our Subordinate Voting Shares are traded were to suspend trading in or delist our Subordinate Voting Shares, or if broker-dealers, custodians, or other intermediaries were to refuse to carry, clear, or settle trades in our Subordinate Voting Shares, the market for our Subordinate Voting Shares could become highly illiquid or effectively unavailable for a considerable period of time. In that event, holders of Subordinate Voting Shares may be unable to effect trades in Subordinate Voting Shares in Canada or the United States, may be able to do so only in very limited circumstances or on alternative markets (if any) with substantially reduced liquidity, and could suffer a significant decline in the value of their investment.

As an “emerging growth company,” we have reduced disclosure requirements that may make our Subordinate Voting Shares less attractive to investors but once we lose emerging growth company status, we will be subject to increased disclosure, internal control and compliance requirements, which could increase our costs and adversely affect our financial condition and results of operations.

We currently qualify as an “emerging growth company” (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and have elected to take advantage of certain reduced reporting and other regulatory requirements that are applicable to public companies that qualify as EGCs. These accommodations include, among other things, (i) exemption from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting, (ii) reduced executive compensation disclosure obligations, (iii) exemption from certain requirements relating to advisory votes on executive compensation, and (iv) the ability to take advantage of extended transition periods for complying with new or revised accounting standards. We cannot predict if investors will find the Subordinate Voting Shares less attractive because we may rely on these exemptions. If some investors find the Subordinate Voting Shares less attractive as a result, there may be a less active trading market for the Subordinate Voting Shares, and the share price may be more volatile.

However, we will lose EGC status upon the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial offering under the U.S. Securities Act of 1933, as amended (the “Securities Act”), (ii) the date on which our annual gross revenues exceed $1.235 billion, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in any rolling three-year period. Upon losing EGC status, we would be required to comply with additional public company reporting and governance requirements that are not currently applicable to us. Our initial offering under the Securities Act occurred in 2021 resulting in the expected loss of EGC status on the last day of this fiscal year.

Following the loss of EGC status, we expect to be required to obtain an auditor attestation report on the effectiveness of our internal control over financial reporting under Section 404(b), which could require significant additional time and expense to implement and maintain effective internal controls. We would also be required to provide expanded executive compensation disclosures and comply with other enhanced disclosure requirements under the federal securities laws. Compliance with these additional requirements will likely increase our legal, accounting, auditing and other compliance costs, may require the hiring of additional personnel or the engagement of external consultants, and could divert management’s attention from our business operations. Though we are subject to complex and evolving regulatory regimes at both the state and federal levels, the incremental compliance burden associated with the loss of EGC status could still be particularly significant and burdensome. If we are unable to implement and maintain the required internal controls or otherwise comply with the increased reporting obligations in a timely and effective manner, we could be subject to regulatory enforcement actions by the SEC, investor litigation, reputational harm, or limitations on our ability to access the capital markets, any of which could materially and adversely affect our business, financial condition and results of operations.

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

Volatility and limited liquidity in the market for our Subordinate Voting Shares may undermine investor confidence, depress our valuation and impair our ability to raise capital.

The trading price of our Subordinate Voting Shares has been, and may continue to be, highly volatile and subject to wide fluctuations, and the market for our shares may remain thin and illiquid. A volatile and sporadic trading market can undermine investor confidence, depress our valuation, cause significant losses for investors and make it more difficult, costly or dilutive for us to raise capital or use our equity as consideration in strategic transactions.

The market prices for securities of cannabis companies generally have been volatile, and our Subordinate Voting Shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including: (i) actual or anticipated fluctuations in our operating and financial results; (ii) changes in the market valuations or performance of cannabis and other comparable companies; (iii) sales or expected sales of Subordinate Voting Shares (including by significant shareholders) and the release or expiration of transfer restrictions on Multiple Voting Shares or Subordinate Voting Shares; (iv) issuances of additional equity, or the exercise of options, warrants or other convertible securities; (v) changes in our executive officers or other key personnel; (vi) changes in laws, regulations or enforcement priorities affecting the cannabis industry or our business; or broader conditions in the equity, credit and capital markets, including interest rate changes, sector-specific sentiment toward cannabis and related industries, and general economic, political or market volatility.

Periods of extreme volatility and disruption in financial markets have, in the past, led to sharp declines in the market prices of many companies’ securities, often unrelated or disproportionate to operating results. Our Subordinate Voting Shares may be similarly affected, and there can be no assurance that they will not experience further significant price and volume volatility. Trading in securities quoted on the OTC Markets is often thin, sporadic and characterized by wide bid-ask spreads and significant price swings, many of which may have little to do with the underlying performance or prospects of the issuer. As such, investors in our Subordinate Voting Shares may experience reduced liquidity, greater difficulty reselling their shares and increased vulnerability to price manipulation or other trading anomalies. These factors may further discourage institutional and other investors from purchasing or holding our Subordinate Voting Shares, which could depress our trading price and trading volume which could materially impair our ability to access the public or private capital markets on acceptable terms, or at all, and increase the cost and dilutive impact of any equity or equity-linked financings. Volatility may also hinder our ability to use our equity as acquisition currency or to attract and retain employees through equity-based compensation. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and our ability to execute our growth strategy.

Our Chief Executive Officer’s significant influence over us as both a major shareholder and an affiliate of our principal lending sources creates substantial actual and potential conflicts of interest and permits him, directly and indirectly, to exercise effective control over our Company, which could adversely affect our business and the value of our Subordinate Voting Shares.

Our Chief Executive Officer, John Mazarakis, has approximately a 28% ownership interest in Chicago Atlantic Group, LP (“Chicago Atlantic”). Chicago Atlantic and its affiliates collectively control approximately 10% of our Subordinate Voting Shares. While Mr. Mazarakis does not have the unilateral ability to direct the investment and voting decisions of Chicago Atlantic, he has substantial influence over those decisions. As a result, through his influence over Chicago Atlantic and his role as our Chief Executive Officer, Mr. Mazarakis has the practical ability to substantially determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This level of concentrated ownership and influence could also discourage, delay, or prevent a potential acquisition or other change of control transaction and may deter investors from acquiring our Subordinate Voting Shares due to the limited practical voting power of such shares.

Chicago Atlantic and its affiliates are among our largest shareholders and are also one of our primary financing sources through various credit facilities and term loans secured by our assets. Accordingly, Chicago Atlantic and its affiliates sit on both sides of our balance sheet and, through his ownership interest and influence in Chicago Atlantic and its affiliates, Mr. Mazarakis exerts considerable influence over our management, strategic direction, capital structure, and major corporate transactions. In many circumstances, this influence could allow Mr. Mazarakis, directly and indirectly, to determine or effectively control whether we incur, refinance, amend, or repay indebtedness; whether we enter into, modify, or terminate material contracts; whether we pursue, delay, or decline strategic transactions; and how we respond to financial or operational distress. Chicago Atlantic and its affiliates have interests as both lenders and shareholders so their interests may at times diverge from, or conflict with, the interests of our other shareholders or even the best interests of the Company.

In a distress or default scenario, Chicago Atlantic and its affiliates, acting in their capacity as lenders, may seek to maximize the recovery on their loans—including by accelerating indebtedness, exercising remedies, or foreclosing on or otherwise realizing on our assets—even where such actions could result in little or no recovery for, or otherwise be materially detrimental to, our other shareholders. In addition, Mr. Mazarakis’ level of influence and control may discourage, delay, or prevent a change of control or other strategic transaction that could be beneficial to minority shareholders, or could influence, or be perceived to influence, the negotiation, structuring, and approval of such a transaction on terms that are viewed as less favorable by unaffiliated shareholders.

Actual or perceived conflicts of interest arising from these overlapping roles and relationships including Mr. Mazarakis’ position as our Chief Executive Officer, his influence over the composition of our Board of Directors, his significant indirect stake in Chicago Atlantic and its affiliates, and Chicago Atlantic’s dual role as a significant shareholder and a key creditor could result in increased scrutiny from investors, regulators, and other stakeholders, as well as litigation, governance challenges, and diminished investor confidence. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and the trading price of our Subordinate Voting Shares.

The concentration of ownership of our subordinate voting shares among our existing executive officers, directors, and principal shareholders may prevent new investors from influencing significant corporate decisions and matters submitted to shareholders for approval.

As of the filing date of this Form 10-K, our executive officers, directors, and current beneficial owners of 5% or more of our capital stock and their respective affiliates will, in the aggregate, beneficially own 31% of our outstanding subordinate voting shares on an as converted basis, based on 1,057,131,571 subordinate voting shares and 233,192 multiple voting shares outstanding. As a result, these persons, acting together, would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors, any merger, consolidation, or sale of all or substantially all of our assets, or other significant corporate transactions. In addition, these persons, acting together, may have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our Subordinate Voting Shares by delaying, deferring, or preventing a change in control; entrenching our management and/or the board of directors; impeding a merger, consolidation, takeover, or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, some of these persons or entities may have interests that conflict or deviate from shareholders.

The Pending Transactions and the issuance of subordinate voting shares as consideration (including earn-out shares as applicable) will dilute existing shareholders voting interests and may not provide benefits commensurate with the dilution, potentially adversely affecting the trading price of our subordinate voting shares.

Upon completion of the Pending Transactions, our existing shareholders will own a smaller percentage of the outstanding share capital of the combined company than they currently own, and will therefore have reduced ownership and voting interest in, and ability to influence the management and policies of, the combined company. In connection with certain of the Pending Transactions, we expect to issue subordinate voting shares as consideration, and, under certain of the operative agreements, additional subordinate voting shares may become issuable pursuant to earn-out or similar contingent consideration mechanisms. These issuances will dilute the ownership interests of our current shareholders and could adversely affect the market price of our subordinate voting shares.

There is no assurance that we will realize the strategic or financial benefits currently anticipated from the Pending Transactions. If the combined company does not achieve the expected synergies, growth, or other benefits, our shareholders will have experienced substantial dilution of their ownership and voting interests without receiving any commensurate benefit, or may receive benefits that are materially less than currently anticipated, while still bearing the full dilutive and market price impact of the share issuances related to the Pending Transactions.

We are subject to increased costs as a result of being a public company in Canada and the United States.

As a public company in both Canada and the United States, we are subject to extensive reporting, disclosure, internal control, and corporate governance requirements under applicable Canadian and U.S. securities laws and the rules of the different stock exchanges or markets on which our securities are listed or quoted. These requirements include the preparation and filing of annual and interim financial statements and MD&A, continuous disclosure of material information, certification of disclosure controls and internal control over financial reporting, the maintenance of independent board committees, and adherence to detailed corporate governance and related-party transaction standards. Complying with these obligations results in significant recurring costs, including increased legal, accounting, audit, insurance, investor relations, and other professional fees, as well as costs associated with implementing and maintaining appropriate systems, policies, and personnel to support our public company obligations in two jurisdictions.

The regulatory framework applicable to public companies is complex, frequently evolving, and often imposes overlapping or differing requirements in Canada and the United States, which can increase the difficulty and cost of compliance. We may be required to invest in additional finance, legal, compliance, and internal audit resources; upgrade our information technology and reporting systems; and devote substantial management time and attention to public company reporting and compliance matters. These demands may divert resources from the development, expansion, and operation of our core business and could be disproportionately burdensome given our size and stage of development.

If we fail to maintain or are unable to timely meet our reporting and other obligations as a dual public company, we could be subject to regulatory inquiries, enforcement actions, penalties, or orders, and we could experience delays or restatements in our financial reporting. Any actual or perceived deficiencies in our compliance, governance, or reporting could also damage our reputation, impair investor confidence, increase the risk of shareholder litigation, and adversely affect the liquidity and market price of our securities. Collectively, the costs and burdens associated with being a public company in Canada and the United States, and any failure to manage them effectively, could have a material adverse effect on our business, financial condition, and results of operations.

Our substantial shareholders can be subject to extensive governmental regulation and, if such shareholder is found unsuitable by one of our licensing authorities, that shareholder would not be able to beneficially own our securities. Our substantial shareholders may also be required to provide information that is requested by licensing authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund such redemption of our securities.

As a cannabis company, shareholders with an ownership interest of five percent (5%) or more of the Company’s issued and outstanding shares (calculated on as-converted to Subordinate Voting Shares basis) are subject to certain conditions and we are entitled to redeem our securities held by such shareholders in order to permit the Company to comply with applicable state licensing regulations. The purpose of the redemption right is to provide the Company with a means of protecting itself from having a shareholder (an “Unsuitable Person”):

(i)	who a state governmental authority granting licenses to the Company (including to any subsidiary) has determined to be unsuitable to own shares, or
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

In the event a shareholder’s background or status jeopardizes our current or proposed licensure, we may be required to redeem such shareholder’s securities in order to continue our operations or obtain licenses in the future. This redemption may divert our cash resources from other productive uses and require us to obtain additional financing that may not be on the best terms for the Company. The inability to obtain additional financing to redeem an Unsuitable Person’s securities may result in the loss of a current or potential license.

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

Risks Related to Our Indebtedness and Lending Arrangements

Our substantial secured indebtedness could materially adversely affect our financial condition, limit our operational flexibility and reduce the value of our equity.

We have incurred significant secured indebtedness under multiple credit facilities, including (i) a $33,000,000 term loan with Chicago Atlantic which includes a $50,000,000 accordion feature bearing interest at prime plus 5.5%, (ii) a $10,000,000 convertible note issued to Chicago Atlantic Opportunity Finance, LLC bearing interest at prime plus 5% and maturing October 2, 2028, and (iii) a first lien term loan with East West Bank and Western Alliance Bank, as administrative agents, providing for up to $120,000,000 in aggregate principal amount and requiring quarterly amortization payments of $3,000,000. Collectively, these facilities represent a material level of leverage and create significant fixed obligations. Our indebtedness could require us to dedicate a substantial portion of cash flow from operations to interest and principal payments, thereby reducing funds available for working capital, capital expenditures, acquisitions and other strategic initiatives. This could greatly limit our flexibility in planning for, or reacting to, changes in our business or industry and increase our vulnerability to adverse economic, regulatory, competitive pressures or market conditions. Further, our indebtedness limits our ability to obtain additional financing on acceptable terms or at all which could impede our ability to carry out or meet strategic objectives in the future. If our operating performance does not meet expectations, or if market conditions deteriorate, our ability to service our debt could be materially impaired, which could have an adverse effect on our business, financial condition and results of operations.

Our credit facilities are secured by substantially all our assets, and a default could result in foreclosure, acceleration of indebtedness and loss of control over key assets.

The Chicago Atlantic term loan and the first lien term loan with East West Bank and Western Alliance Bank, as administrative agents, are secured by liens on substantially all our present and future assets. As a result, in the event of a default, the lenders may exercise remedies against our collateral, including foreclosure on real estate, seizure of inventory, control over deposit accounts and forced asset sales. As the collateral package includes substantially all our assets, a default could effectively transfer control of material operating assets to our lenders or their designees. Foreclosure proceedings or forced asset dispositions could occur at distressed valuations and could materially impair shareholder value. Additionally, enforcement actions carried out by the lenders could materially disrupt operations, damage customer and supplier relationships and negatively impact regulatory standing in certain jurisdictions.

Interest rate fluctuations on our variable-rate indebtedness could increase our debt service obligations, reduce our cash flow and adversely affect our financial condition and results of operations.

We have indebtedness that bear interest at variable rates, tied to the prime rate plus applicable margins. As a result, our interest expense and the amount of cash required to service our debt obligations will fluctuate with changes in the prime rate. Any increase in the prime rate will directly increase the interest rates applicable to our outstanding borrowings, which would, in turn, increase our interest expense and the overall cost of our indebtedness. Interest rates are largely unpredictable and entirely outside of our control. In a rising or volatile interest rate environment, our borrowing costs could increase significantly and unexpectedly. Such increases could: (i) materially increase our debt service obligations, including cash interest payments; (ii) reduce our available cash flow from operations that could otherwise be used for working capital, capital expenditures, research and development, strategic acquisitions, or other corporate purposes; (iii) limit our financial and operating flexibility, including our ability to pursue our business strategy, respond to competitive pressures, or invest in growth opportunities; and (iv) adversely affect our ability to comply with financial covenants, maintain required financial ratios or meet scheduled amortization and other payment requirements under our credit agreements and other debt instruments.

If we are unable to generate sufficient cash flow to meet increased interest and principal payment obligations, we may be forced to curtail or reduce expenditures, seek additional debt or equity financing on unfavorable terms, or pursue other alternatives, any of which could have a material adverse effect on our business, financial condition, and results of operations. In extreme cases, sustained increases in interest rates and resulting higher debt service obligations could cause us to breach covenants, require us to seek waivers or amendments from our lenders, or result in events of default under our debt agreements, which could accelerate the maturity of our indebtedness and have a material adverse effect on our liquidity. Although interest rates may decline in the future, there can be no assurance that rates will decrease or, if they do, that any decreases will be sustained or sufficient to offset prior or future increases. In addition, continued volatility in interest rates, even if rates do not remain at historically elevated levels, could create uncertainty regarding our future borrowing costs and complicate our financial planning and capital allocation decisions. Any of these developments could materially and adversely affect our cost of capital, financial performance, and the market price of our securities.

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

Changes in tax laws or interpretations may also adversely affect our effective tax rate and after-tax profitability. For example, any modification, expansion, or stricter interpretation of Section 280E (or analogous provisions at the state level), or changes in state conformity with federal tax rules, could increase our tax liability. Conversely, if federal law changes such that Section 280E no longer applies to our U.S. cannabis operations but new federal excise taxes are imposed, the net impact on our financial condition and results of operations could be uncertain and may not be favorable. Furthermore, legislative or regulatory changes could be adopted with limited notice and may apply retroactively or in ways that we did not anticipate, making it difficult to plan and price our products effectively.

Any increase in cannabis-related taxes, imposition of new tax regimes, adverse interpretation or application of existing tax rules (including Section 280E), or expansion of tax-like fees and assessments could materially increase our cost of doing business, compress margins, and reduce consumer demand for our products. If we are unable to adjust our pricing, cost structure, or product mix to offset these impacts without losing market share, our sales, profitability, liquidity, and overall business could be materially and adversely affected.

The Company filed amended tax returns for periods ending December 31, 2020 through December 31, 2022 to reflect the position that cannabis activities are not subject to Code Section 280E. Additionally, the Company’s reporting of its United States federal net operating loss carryforward amount and state net operating loss carryforward amount on its Consolidated Financial Statements as of December 31, 2024 and 2025 assumes that such position will be respected by the IRS. Please see “Note 21, Income Taxes” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of such position and the Company’s net operating losses. There can be no assurance that the IRS will not challenge such position or that a U.S. court would not sustain such a challenge. If the IRS successfully challenged such position, certain of the Company’s tax deductions and credits may be disallowed, thereby reducing the

Company’s reporting United States federal net operating loss carryforward amount and state net operating loss carryforward amount.

Dispositions of the Subordinate Voting Shares are subject to Canadian and/or United States tax.

Dispositions of the Subordinate Voting Shares held by Canadian Holders are subject to Canadian tax. In addition, dispositions of the Subordinate Voting Shares by U.S. Holders are subject to U.S. tax, and certain dispositions of the Subordinate Voting Shares by Non-U.S. Holders (including, if we are treated as a USRPHC, as defined below) are subject to U.S. tax. For purposes of this discussion, a “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of the Subordinate Voting Shares and is (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election in effect to be treated as a U.S. person under applicable Treasury regulations. For purposes of this discussion, a “Non-U.S. holder” is a beneficial owner of the Subordinate Voting Shares other than a U.S. Holder or partnership.

Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act could result in additional taxes or costs to the Company.

The Company applied for and received an ERC under the CARES Act. Refer to Note 18  “Other Income (Expense)” of the Notes to the Consolidated Financial Statements for a description of the Company’s receipt of the ERC. In July 2023, the IRS stated its intention to shift its focus to review ERC claims for compliance concerns, including intensifying audit work. The Company’s eligibility to receive the ERC remains subject to audit by the IRS. If the IRS audits the Company during the applicable statute of limitations period and finds that the Company was not eligible to receive some or all of the ERC, the Company would be required to return some or all of the ERC to the IRS, with any applicable interest and penalties.

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

Cannabis products are subject to substantial taxation, and any increases in cannabis-related taxes or adverse tax policy changes could have a material adverse impact on our sales, profitability, and overall business.

Cannabis products are currently subject to significant taxation at the state and local levels, and in some cases at the municipal or county level, and may be subject to additional or increased taxes in the future. These taxes may include excise taxes (based on price, weight, THC content, or other metrics), cultivation taxes, gross receipts taxes, sales and use taxes, special local cannabis business taxes, and regulatory or licensing fees that function like taxes. The total tax burden on cannabis products can be substantial, and, in many cases, materially higher than the tax burden imposed on comparable non-cannabis consumer products. High tax rates on cannabis products increase the retail price paid by consumers and may reduce overall demand, encourage consumers to purchase from illicit or unregulated markets where products are untaxed or less heavily taxed, or shift consumer purchases to lower-priced and value formats. If consumers are unwilling or unable to absorb tax-driven price increases, we may be forced to reduce our prices or accept lower margins, either of which could negatively impact our revenue, profitability, and cash flows.

There is no assurance that current tax rates applicable to cannabis products or cannabis businesses will remain at existing levels. State, local, or federal authorities may adopt new cannabis-specific taxes, increase existing tax rates, change the methodology used to calculate taxes (for example, by moving from a price-based excise tax to a weight- or THC-based tax), or impose new fees and assessments related to licensing, testing, tracking, or regulatory oversight. Jurisdictions facing budgetary shortfalls may view cannabis businesses as attractive sources of additional tax revenue and may increase taxes or fees accordingly. In addition, future federal legislation that legalizes or decriminalizes cannabis could introduce federal excise taxes or other cannabis-specific taxes, which could further increase the total tax burden on our products.

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

Item 2.Properties

The following tables set forth our principal physical properties.

Material Properties
Type	Location	Leased / Owned
Processing	MaryMed, LLC (100 Enterprise Drive Hurlock, Maryland 21643)	Leased

Cultivation	MaryMed, LLC (12418 Massey Road Massey, Maryland 21650)	Owned

Cultivation	Vireo Health of Minnesota, LLC (10700 165th Avenue NW Elk River, Minnesota 55330)	Leased with Purchase Option

Cultivation and Processing	Vireo Health of Minnesota, LLC (8740 77th Street NE Otsego, Minnesota 55362)	Leased

Cultivation and Processing	Vireo Health of New York, LLC (Tryon Industrial Park 256 County Route 117 Perth, New York 12010)	Leased

Cultivation and Processing	Deep Roots Harvest, Inc. (195 Willis Carrier Canyon Mesquite, Nevada 89027)	Leased

Cultivation and Processing	WholesomeCo, Inc. (1041 N 950 W, Units 300 & 400 Centerville, Utah 84015)	Leased

Cultivation and Processing	New Growth Horizon, LLC (2609 Rock Hill Industrial Ct. St. Louis, Missouri 63144)	Owned

Processing	5150 Processing, LLC (2285 US Highway 67, Ste B Festus, Missouri 63028	Leased

In addition to the above properties, as of December 31, 2025, the Company has 36 open and operating retail stores which are leased.

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

Throughout 2023, the Company served 4 lists of documents, reviewed document production from Verano, and prepared for discovery.

On May 2, 2024, the Company filed a Summary Trial Application with the Supreme Court of British Columbia for summary determination. The Company sought substantial damages, specifically $860.9 million, as well as other costs and legal fees, based on Verano’s breach of contract and of its duty of good faith and honest performance.

On June 19, 2024, Verano filed a Preliminary Suitability Application seeking orders dismissing the Summary Trial Application on the basis that certain issues in the action are not suitable for summary determination.

On October 29, 2025, the Company reached a comprehensive settlement (the “Settlement Agreement”) dismissing all outstanding litigation matters between the Company and Verano that are pending before the Supreme Court of British Columbia, Canada. The terms of the Settlement Agreement were approved by the respective Boards of Directors of both Companies.  The value of the settlement to Vireo is $9,172,587 consisting of the acquisition of $8,172,587 of real property and $1,000,000 in cash.

Item 4.Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Information about the executive officers of the Company as of the date of the filing of this Form 10-K is set forth in the table below. A brief biography of each executive officer follows the table.

Name	Age*	Position
Dr. Kyle E. Kingsley	50	Co-Executive Chair of the Board
John Mazarakis	49	Co-Executive Chair of the Board and Chief Executive Officer
Tyson Macdonald	51	Chief Financial Officer
Amber H. Shimpa	47	President and CEO of Minnesota
Sean M. Apfelbaum	37	General Counsel and Corporate Secretary

*As of the date of the filing of this Form 10-K.

Dr. Kyle E. Kingsley is a board-certified emergency medicine physician and founder, Co-Executive Chairman and a director of Vireo. Dr. Kingsley served as Chief Executive Officer and Chairman of the Board of Vireo from July 2014 to February 2023. Dr. Kingsley has served as a director of Vireo (and its predecessors Goodness Growth Holdings Inc./Vireo Health International, Inc./Vireo Health, Inc./Minnesota Medical Solutions LLC) since July 2014, and he served as Executive Chairman of Vireo from February 2023 to December 2024. Dr. Kingsley has served as Co-Executive Chairman of the Board since December 2024. Since June 2024, Dr. Kingsley has served as Medical Director of Lite Medical PLLC. Dr. Kingsley has expansive experience in starting medical cannabis companies in well-regulated, limited-license states with narrow timelines for implementation. Dr.  Kingsley has been involved with all aspects of medical cannabis implementation, from horticulture and manufacturing to finance and policy. Dr.  Kingsley’s primary goal is to build mainstream, cannabis-based, alternatives to opioids, alcohol, and tobacco. Dr.  Kingsley’s prior experience with opioid pain medications and alcohol in the emergency department setting was a major reason for his desire to build a science-focused cannabis company. Simultaneously with his emergency medicine staffing responsibilities, Dr.  Kingsley founded and developed multiple companies including Clinical Scribes LLC, a medical scribe documentation training and implementation company, which he founded in 2007. Clinical Scribes LLC and its offshoot Medical Scribe Training Systems focus on efficient training of medical professionals, specifically medical scribes. Dr.  Kingsley is the author of a wide array of scientifically robust medical scribe training textbooks, “The Ultimate Medical Scribe Handbook” series, which is used by companies across the country to train their medical scribes. Dr.  Kingsley founded MedMacros LLC in 2012, a medical documentation augmentation company that provides physicians and other healthcare providers with online templates to improve documentation speed and comprehensiveness. Dr.  Kingsley received a Bachelor of Science degree in Biochemistry and a Bachelor of Arts degree in German from University of Minnesota in Duluth and received a Doctor of Medicine degree from the University of Minnesota, Twin Cities. During his time at the University of Minnesota, Duluth, Dr.  Kingsley worked extensively in a biochemistry laboratory and developed expertise in HPLC (high-performance liquid chromatography) and other laboratory techniques that are directly applicable to the medical cannabis industry. Dr.  Kingsley is married to Ms. Shimpa’s sister.

John Mazarakis has served as the Co-Executive Chairman and Chief Executive Officer of Vireo since December 2024.  Mr. Mazarakis is co-founder and has served as partner of Chicago Atlantic Group, LP and its affiliates since April 2019. He has served as Executive Chairman of Chicago Atlantic Real Estate Finance, Inc. since December 2021. Mr. Mazarakis served as a director of Chicago Atlantic BDC, Inc. from October 2024 to June 2025, and as director of Cansortium, Inc. from July 2023 to December 2024. Mr. Mazarakis brings to Vireo over 20 years of entrepreneurial, operational, and managerial experience in the real estate, retail, and hospitality industries.

J. Tyson Macdonald has served as the Chief Financial Officer of Vireo since December 2024. He previously served as Managing Partner at TrueRise Capital, which specializes in providing strategic financial advisory services to high-growth companies facing unique and evolving challenges in the tech and cannabis industries, Chief Executive Officer of Nova Net Lease REIT, CFO of Cloud Cannabis, and as an Executive Vice President of Corporate Development at Acreage Holdings, a multi-state operator in the cannabis industry. Mr. Macdonald has served as a director of Avant Brands Inc. since March 2024. Mr. Macdonald brings to Vireo more than 20 years of strategy and investment experience working with both start-ups and mature public companies.

Amber M. Shimpa has served as President and CEO of Minnesota of Vireo since February 2023. Ms. Shimpa served as Chief Executive Officer of Vireo from October 10, 2024 until December 17, 2024. Ms. Shimpa served as a director of the Company from March 2019 to March 2023. Ms. Shimpa also served as the Chief Administrative Officer (“CAO”) for Vireo from December 2019 to February 2023, and prior to that, as Chief Financial Officer from January 2015 to December 2019. As CAO, she led Vireo’s human resources, communications, and policy teams and drove the integration of people and culture for Vireo. She works to perpetuate Vireo’s core values and culture as its workforce continues to rapidly expand. Ms. Shimpa has 15 years of experience as a financial services professional with various commercial and investment banking organizations. Prior to joining Vireo, Ms. Shimpa spent nine years as Vice President of a $1.6 billion bank focused on commercial, nationwide lending. Her experience in the highly regulated banking environment has engrained quality and control in her leadership and financial management approach. Banking is often seen as a challenge for operations within the cannabis industry. Ms. Shimpa’s understanding of the strict compliance requirements in the banking industry, coupled with Vireo’s scientific and safe medical model, have led to welcoming discussions with banks, and ultimately, the first known open banking relationship with a cannabis-related company in the U.S. Ms. Shimpa holds a Bachelor of Arts degree in Business from the University of North Dakota. Dr. Kyle E. Kingsley is married to Ms. Shimpa’s sister.

Sean M. Apfelbaum has served as the Company’s General Counsel since August 2025. Mr. Apfelbaum is responsible for overseeing the Company’s legal affairs, including corporate governance, securities law compliance, mergers and acquisitions, financing transactions, regulatory matters, and commercial contracting. Prior to joining the Company, Mr. Apfelbaum held senior legal roles supporting investment and financing activities, where he advised on corporate, transactional, and regulatory matters related to complex lending and investment structures. He previously practiced at Winston & Strawn from 2015 to 2018, Perkins Coie from 2018 to 2021 and Goldberg Kohn from 2021 to 2024 as a transactional attorney. Mr. Apfelbaum has held a role as a Senior Corporate Counsel at Chicago Atlantic since May 2024. His experience includes structuring, negotiating, and documenting a wide range of financing transactions and advising on legal risk management in highly regulated environments. Mr. Apfelbaum received his Juris Doctor from Northwestern University Pritzker School of Law.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading Price and Volume

Our Subordinate Voting Shares are traded on the CSE under the symbol “VREO.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.

	Low Trading Price	High Trading Price
Period	(C$)	(C$)
Quarter Ending March 31, 2026
First Quarter (through March 1, 2026)	$0.600	$0.860
Year Ended December 31, 2025
Fourth Quarter (December 31, 2025)	$0.570	$1.010
Third Quarter (September 30, 2025)	$0.470	$1.050
Second Quarter (June 30, 2025)	$0.480	$0.680
First Quarter (March 31, 2025)	$0.430	$0.850
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$0.345	$0.820
Third Quarter (September 30, 2024)	$0.540	$0.840
Second Quarter (June 30, 2024)	$0.510	$0.950
First Quarter (March 31, 2024)	$0.320	$0.610

Our Subordinate Voting Shares also are traded on the OTCQX under the symbol “VREOF.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

	Low Trading Price	High Trading Price
Period	(US$)	(US$)
Quarter Ending March 31, 2026
First Quarter (through March 1, 2026)	$0.440	$0.610
Year Ended December 31, 2025
Fourth Quarter (December 31, 2025)	$0.400	$0.730
Third Quarter (September 30, 2025)	$0.370	$0.770
Second Quarter (June 30, 2025)	$0.330	$0.460
First Quarter (March 31, 2025)	$0.310	$0.570
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$0.245	$0.590
Third Quarter (September 30, 2024)	$0.410	$0.610
Second Quarter (June 30, 2024)	$0.367	$0.680
First Quarter (March 31, 2024)	$0.237	$0.450

Shareholders

As of March 1, 2026, there were approximately 5,000 holders of record of our Subordinate Voting Shares, 153 holders of record of our Multiple Voting Shares, and 0 holders of record of our Super Voting Shares.

Dividends

We have not paid, and do not in the foreseeable future intend to pay, any dividends on the Subordinate Voting Shares or any other equity. The declaration and payment of future dividends to holders of our Shares will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by the Board of Directors. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that the Company or our subsidiaries may incur. See “Item 1A. Risk Factors — Risks Related to Our Securities — We do not intend to pay dividends on our Subordinate Voting Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our Subordinate Voting Shares” and “— We are a holding company, and our earnings are dependent on the earnings and distributions of our subsidiaries.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2025, 26,440 Multiple Voting Shares were converted into 2,644,000 Subordinate Voting Shares for no additional consideration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Recent Sales of Unregistered Securities

Except as previously disclosed, we did not issue any unregistered securities during the year ended December 31, 2025.

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

This management's discussion and analysis is dated March 17, 2026.

Amounts are presented in United States dollars, except as otherwise indicated.

Overview of the Company

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in six limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of retail dispensaries we own or operate as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

Operating Segment

We report our operating results in one business segment: the cultivation, production, and sale of cannabis. We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients and adult-use-customers in our owned or operated retail stores.

During the year ended December 31, 2025, the Company had licenses and operated in six states, consisting of Maryland, Minnesota, Missouri, Nevada, New York, and Utah. As of March 17, 2026, we retail cannabis products in 36 dispensaries located across Maryland (2), Minnesota (8), Missouri (11), Nevada (10), New York (4), and Utah (1) and wholesales cannabis products, through third-party companies, in Maryland, Minnesota, Missouri, Nevada, New York, and Utah.

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, we entered into the Merger Agreements with respect the Mergers. Each Merger is an all-share transaction whereby, at the closing of each applicable transaction, (i) a new wholly-owned subsidiary of the Company would merge with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company would merge with and into Wholesome, and (ii) the Proper entities would each merge with and into new wholly-owned subsidiaries of the Company. None of the Deep Roots Merger, the Proper Mergers or the Wholesome Merger was contingent on the completion of any of the other Mergers.  For a description of the Merger Agreements and details of the Merger, refer to Part I – “Item 1. Business — Merger Agreements with Deep Roots, Proper and Wholesome.”

During the year ended December 31, 2025, all of the Mergers closed. More specifically, the Wholesome Merger closed on May 12, 2025, the Proper Mergers closed on June 5, 2025, and the Deep Roots Merger closed on June 6, 2025. Accounting for these Mergers is provisional.

Year ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our 36 dispensaries in six states and our wholesale sales to third parties in six states. For the year ended December 31, 2025, 82% of the revenue was generated from retail dispensaries and 18% from wholesale business.  For the year ended December 31, 2024, 80% of the revenue was generated from retail dispensaries and 20% from wholesale business.

For the year ended December 31, 2025, Minnesota operations contributed approximately 20% of revenues, Nevada contributed 22%, New York contributed 8%, Maryland contributed 16%, Missouri contributed 21%, and Utah contributed 13%. For the year ended December 31, 2024, Minnesota operations contributed approximately 47% of revenues, New York contributed 11%, and Maryland contributed 42%.

Total revenue for the year ended December 31, 2025, was $268,769,268, an increase of $169,385,047 or 170% compared to revenue of $99,384,221 for year ended December 31, 2024. The increase was primarily attributable to the closing of the Mergers resulting in the addition of revenues from our operations in Utah, Nevada, and Missouri.

Retail revenue for the year ended December 31, 2025, was $219,933,107, an increase of $140,398,552 or 177% compared to retail revenue of $79,534,555 for the year ended December 31, 2024, primarily due to the closing of the Mergers, resulting in the addition of revenues from our operations in Utah, Nevada, and Missouri.

Wholesale revenue for the year ended December 31, 2025, was $48,836,161, an increase of $28,986,495 or 146% compared to wholesale revenue of $19,849,666 for the year ended December 31, 2024. The increase was primarily due to increased contributions from New York, and the closing of the Mergers, resulting in the addition of revenues from our operations in Utah, Nevada, and Missouri.

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
Retail:
MN	$52,884,766	$45,829,269	$7,055,497	15%
NY	4,209,089	6,162,406	(1,953,317)	(32)%
MD	27,114,964	27,542,880	(427,916)	(2)%
UT	29,587,376	—	29,587,376	100%
NV	59,238,206	—	59,238,206	100%
MO	46,898,706	—	46,898,706	100%
Total Retail	$219,933,107	$79,534,555	$140,398,552	177%

Wholesale:
MN	$606,929	$286,936	$319,993	112%
NY	17,019,814	4,953,809	12,066,005	244%
MD	15,518,079	14,608,921	909,158	6%
UT	4,985,492	—	4,985,492	100%
NV	106,295	—	106,295	100%
MO	10,599,552	—	10,599,552	100%
Total Wholesale	$48,836,161	$19,849,666	$28,986,495	146%

Total Revenue	$268,769,268	$99,384,221	$169,385,047	170%

Cost of Goods Sold and Gross Profit

Cost of goods sold are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties.

Cost of goods sold for the year ended December 31, 2025, was $141,673,891, an increase of $93,060,687 compared to the year ended December 31, 2024 of $48,613,204, driven most significantly by the product costs associated with the increase in revenues year over year.

Gross profit for the year ended December 31, 2025, was $127,095,377, representing a gross margin of 47%. This is compared to gross profit for the year ended December 31, 2024 of $50,771,017 or a 51% gross margin. The decrease in gross margin is primarily attributable to the amortization of the non-cash inventory fair value step initially recognized in connection with the closing of the Mergers. Excluding this amortization of $17,805,282 from the gross profit figure of $127,095,377 would have resulted in gross profit of $144,900,659 and gross margin of approximately 54% for the year ended December 31, 2025.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2025, were $128,143,860, an increase of $90,936,207 compared to total expenses of $37,207,653 for the year ended December 31, 2024. The increase in total expenses was primarily attributable to an increase in transaction expenses associated with the Mergers, an increase in stock-based compensation expense, and the addition of the operating expenses of Deep Roots, Proper, and Wholesome.

Operating Income (Loss) before Income Taxes and Other Income (Expense)

Operating loss before other income (expense) and provision for income taxes for the year ended December 31, 2025, was $1,048,483, compared to an operating income before other income (expense) and provision for income taxes of $13,536,364 for the year ended December 31, 2024.

Total Other Expense

Total other expense for the year ended December 31, 2025, was $38,862,425, an increase of $8,404,552 compared to other expense of $30,457,873, for the year ended December 31, 2024. The increase in other expense is primarily attributable to the loss on the change in fair value of contingent consideration and the loss on disposal of debt partially offset by the gain associated with our legal settlement with Verano.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2025, Federal and State income tax expense totaled $28,203,000 compared to tax expense of $11,113,000 for the year ended December 31, 2024. The increase in tax expense is primarily attributable to the increase in gross profit relative to the prior year.

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

Cost of goods sold for the year ended December 31, 2024, was $48,613,204, an increase of $4,584,206 compared to the year ended December 31, 2023 of $44,028,998, driven most significantly by the product costs associated with the increase in revenues year over year.

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

Operating Income (Loss) before Income Taxes and Other Income (Expense)

Operating income (loss) before other income (expense) and provision for income taxes for the year ended December 31, 2024, was $13,536,364, an increase of $2,983,586 compared to operating income before other income (expense) and provision for income taxes of $10,579,778 for the year ended December 31, 2023.

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

Non-GAAP Measures

EBITDA and Adjusted EBITDA are non-GAAP measures that do not have a standardized definition under GAAP. Total Revenues excluding revenues from states where we have divested operations in 2023, 2024, and 2025 is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures EBITDA and Adjusted EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure Total Revenues that excludes revenues from states where we have divested operations in 2022, 2023 and 2024 presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measures appear. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. This supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Year Ended
	December 31,
	2025	2024
Net income (loss)	$(68,113,908)	$(28,007,509)
Interest expense, net	30,254,365	31,188,845
Income taxes	28,203,000	11,113,000
Depreciation & Amortization	17,085,248	1,012,828
Depreciation and amortization included in cost of sales	4,871,114	2,343,203
EBITDA (non-GAAP)	$12,299,819	$17,650,367
Non-cash inventory adjustments	19,664,587	294,000
Grown Rogue termination fee included in cost of goods sold	533,333	—
Change in the fair value of contingent consideration	9,617,000	—
Stock-based compensation	18,663,707	3,627,774
Transaction related expenses	11,208,273	4,504,001
Other income	(10,377,233)	(1,149,034)
Loss on impairment	2,600,000	—
Debt financing costs	1,873,589	—
Severance expense	730,009	—
Loss on disposal of assets	7,866,997	218,327
Adjusted EBITDA (non-GAAP)	$74,680,081	$25,145,435

Liquidity and Capital Resources

As of December 31, 2025 and 2024, the Company had working capital of $113,582,993 and $94,903,896 respectively, reflecting an increase in working capital of $18,679,097 for the year ended December 31, 2025 driven by the closing of the Mergers.

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

Long-Term Debt Arising from the Mergers

In connection with the closing of the Proper Mergers, the Company became obligated under $25,502,655 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) 11%, payable monthly in cash, and (b) 3.00% per annum PIK interest, payable monthly. In addition, 1% amortization of the original principal value of the note, or $27,100,000, was payable monthly, and the note was set to mature on November 28, 2025. See Note 3 for additional information.

In connection with the closing of the Deep Roots Merger, the Company became obligated under $19,166,670 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20,000,000, was payable monthly, and the note was set to mature on August 15, 2027. See Note 3 for additional information.

In connection with the closing of the Wholesome Merger, the Company became obligated on a $8,592,555 term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company became obligated on $1,000,000 of promissory notes bearing an interest rate of 13.00%, payable monthly in cash. See Note 3 for additional information.

First Lien Term Loan and Chicago Atlantic Term Loan

On July 3, 2025, the Company entered into a Loan and Security Agreement (the “First Lien Term Loan”), effective July 7, 2025, with East West Bank, a California banking corporation (“East West Bank”), as Administrative Agent (the “Administrative Agent”), and Western Alliance Bank, an Arizona corporation, as co-administrative agent (the “Co-Admin Agent”).

The First Lien Term Loan provides for an aggregate principal amount of $120,000,000. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3,000,000. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including July 3, 2028. Upon maturity of the First Lien Term Loan on July 31, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

On July 3, 2025, the Company entered into a secured term loan (the “Chicago Atlantic Term Loan”), effective July 7, 2025, with Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent (“2L Agent”), and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger (“Lead Arranger”).

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

The First Lien Term Loan is secured by a perfected first priority security interest in all assets and future assets of the Company, subject to the terms thereof. The Chicago Atlantic Term Loan is secured by a second priority security interest in and lien on all existing assets and future assets of the Company, subject to the terms thereof.

The proceeds from the First Lien Term Loan and Chicago Atlantic Term Loan were used to retire all of the Company’s existing debt obligations, including the debt arising from acquisitions, including the Mergers. In connection with the retirement of the existing debt, the Company recorded a loss on extinguishment of $8,563,645, of which $4,911,988 relates to the extinguishment of unamortized financing costs associated with the retired debt obligations, and $3,651,657 relates to make-whole fees paid. The loss on extinguishment is included in other expense on the statement of loss and comprehensive loss for the year ended December 31, 2025.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2025, $5,831,822 (2024 - $6,576,985) of deferred financing costs remain unamortized.

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

On July 7, 2025, the Company retired the Convertible Notes, and issued a $10,000,000 convertible note (the “New Convertible Notes”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing (i) the sum of (A) the result of $10,000,000 minus 50.00% of the aggregate amount of all the New Convertible Notes repaid plus (B all accrued but unpaid interest on the New Convertible Notes on the date of such conversion by (ii) a conversion price equal to $0.625.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2025, $0 (2024 - $137,622) of deferred financing costs remain unamortized.

Subscription Agreement

On December 17, 2024, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with certain investors to sell 120,000,000 Subordinate Voting Shares of the Company at a cash price of US$0.625 per Subordinate Voting Share for total proceeds to the Company of US$75,000,000, with closing subject only to applicable Canadian Stock Exchange notice periods (the “Equity Raise”). The securities were sold in reliance upon the exemptions from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506(b) of Regulation D promulgated under the Securities Act.

On December 31, 2024, the Company announced the closing of the Equity Raise on December 30, 2024. The investors participating in the Equity Raise subscribed for 129,536,874 Subordinate Voting Shares at a price of US$0.625 per Subordinate Voting Share, resulting in gross proceeds to the Company of approximately US$81,000,000.

Cash Used in Operating Activities

Net cash provided by operating activities was $3.7 million for the year ended December 31, 2025, an increase of $13.9 million as compared to cash used in operating activities of $10.2 million for the year ended December 31, 2024. The increase is primarily due to the cash flow contributions from the closing of the Mergers, resulting in the addition of revenues from our operations in Utah, Nevada, and Missouri.

Cash Flow from Investing Activities

Net cash provided by investing activities was $8.8 million for the year ended December 31, 2025, compared to net cash used of $8.1 million for the year ended December 31, 2024. The increase was primarily attributable to the cash acquired through the closing of the Mergers during the year ended December 31, 2025, partially offset by increased purchases of property, plant, and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $18.4 million for the year ended December 31, 2025, compared to net cash provided of $94.0 million for the year ended December 31, 2024. The decrease was principally due to the closing of the Equity Raise that resulted in the receipt of approximately $80 million of proceeds during the year ended December 31, 2024.

Lease Transactions

As of December 31, 2025, we are party to lease agreements for the use of buildings used in the cultivation, production and/or sales of cannabis products in Maryland, Minnesota, New York, Missouri, Nevada, and Utah.

The lease agreements for all of the retail spaces used for our dispensary operations are with third-party landlords and the remaining durations range from one to ten years. These agreements are short-term facility leases that require us to make monthly rent payments and fund common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the spaces to meet our operating needs. As of December 31, 2025, we operated 36 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2025	December 31, 2025	Total
2025	$9,420,944	$14,183,661	$23,604,605
2026	8,942,081	14,606,527	23,548,608
2027	8,686,337	15,042,128	23,728,465
2028	8,124,665	15,490,852	23,615,517
2029	8,139,188	15,953,100	24,092,288
Thereafter	54,528,635	187,128,965	241,657,600
Total minimum lease payments	$97,841,850	$262,405,233	$360,247,083
Less discount to net present value	(43,794,310)	(166,587,944)	(210,382,254)
Present value of lease liability	$54,047,540	$95,817,289	$149,864,829

Outstanding Share Data

As of December 31, 2025, we had 1,080,450,771 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

1,057,131,571 shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at all shareholder meetings. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

233,192 shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, Warrants, and Convertible Promissory Notes

As of December 31, 2025, we had 34,712,901 employee stock options outstanding, 59,565,217 RSUs outstanding, 3,037,649 Subordinate Voting Share compensation warrants denominated in C$ related to financing activities, and 15,503,937 Subordinate Voting Share compensation warrants outstanding

Summary of Significant Accounting Policies and Estimates

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

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2025 and 2024, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

Assessing Recoverability of long-lived assets

We review long-lived assets, including property and equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Asset impairment tests require the allocation of assets to asset groups, where appropriate, which requires significant judgment and interpretation with respect to the integration between the assets and shared resources. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). Asset impairment tests require the determination of whether there is an indication of impairment. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. A potential impairment loss is assessed when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited. In assessing value in use, the estimated future cash flows are discounted to their present value using a discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. If impairment indicators exist and are not identified, or judgment and assumptions used in assessing the recoverable amount change, the carrying value of long-lived assets can exceed the recoverable amount.

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

Estimating the fair value of Stock-based compensation

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units, or other awards. The exercise price for incentive stock options issued under the plan will be set by the Administrator (as defined under the plan) but will not be less 100% of the fair market value of the Company’s shares on the date of grant. The Company measures and recognizes compensation expense for stock options to employees and non-employees on a straight-line basis over the vesting period based on grant date fair values. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Estimates in our stock-based compensation valuations are highly complex and subjective. Determining the estimated fair value at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company. Stock options have a maximum term of 10 years from the date of grant. The stock options vest at the discretion of the Board. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

To the Shareholders and Directors of
Vireo Growth Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vireo Growth Inc. and its subsidiaries (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of net loss and comprehensive loss, stockholders’ equity , and cash flows for the years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

March 17, 2026

DAVIDSON & COMPANY LLP	1200–609 Granville Street PO BOX 10372, Pacific Centre Vancouver, BC V7Y 1G6	604 687 0947 davidson-co.com

VIREO GROWTH INC.

Consolidated Balance Sheets (In U.S. Dollars)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$102,229,759	$91,604,970
Restricted Cash	20,265,212	—
Marketable Securities	1,020,243	—
Accounts receivable, net of credit losses of $1,266,965 and $244,264, respectively	13,761,917	4,590,351
Income tax receivable	22,756,544	12,027,472
Inventory	59,969,928	21,666,364
Prepayments and other current assets	3,896,577	1,650,977
Warrants held	1,684,691	2,270,964
Notes receivable	79,226,015	—
Assets held for sale	300,000	96,560,052
Total current assets	305,110,886	230,371,150
Property and equipment, net	217,505,538	32,311,762
Operating lease, right-of-use asset	53,368,204	7,859,434
Intangible assets, net	117,471,678	7,899,328
Goodwill	87,534,561	—
Investments	6,000,000	—
Deposits	4,390,559	421,244
Indemnified tax assets	25,772,866	—
Total assets	$817,154,292	$278,862,918
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$50,254,506	$10,456,036
Convertible debt, current portion	1,300,000	—
Long-term debt, current portion	16,290,000	900,000
Right of use liability, current	3,556,576	1,400,015
Uncertain tax liability	119,954,000	33,324,000
Derivative liability	172,811	—
Liabilities held for sale	—	89,387,203
Total current liabilities	191,527,893	135,467,254
Right-of-use liability	146,308,253	16,494,439
Long-term debt, net	127,644,855	61,438,046
Convertible debt, net	8,600,000	9,862,378
Contingent consideration	24,448,000	—
Deferred tax liabilities	10,217,000	—
Other long-term liabilities	983,299	37,278
Total liabilities	509,729,300	223,299,395

Commitments and contingencies

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 1,057,131,571 shares issued and outstanding at December 31, 2025 and 337,512,681 at December 31, 2024)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 233,192 shares issued and outstanding at December 31, 2025 and 285,371 at December 31, 2024)	—	—
Additional paid in capital	606,974,461	286,999,084
Accumulated deficit	(299,549,469)	(231,435,561)
Total stockholders' equity	$307,424,992	$55,563,523
Total liabilities and stockholders' equity	$817,154,292	$278,862,918

The accompanying notes are an integral part of these consolidated financial statements

VIREO GROWTH INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(In U.S. Dollars, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$268,769,268	$99,384,221
Cost of sales
Product costs	122,009,304	48,319,204
Non-cash product costs	17,805,282	—
Inventory valuation adjustments	1,859,305	294,000
Gross profit	127,095,377	50,771,017
Operating expenses:
Selling, general and administrative expenses	81,186,632	28,063,050
Transaction related expenses	11,208,273	4,504,001
Stock-based compensation expenses	18,663,707	3,627,774
Depreciation	11,337,597	292,694
Amortization	5,747,651	720,134
Total operating expenses	128,143,860	37,207,653

Income (loss) from operations	(1,048,483)	13,563,364

Other income (expense):
Interest expenses, net	(15,905,534)	(16,966,678)
Interest expense on finance lease liabilities - Minnesota & New York	(14,348,831)	(14,222,167)
Impairment of long-lived assets	(2,600,000)	—
Gain (loss) on disposal of assets and debt	(7,866,997)	(218,327)
Gain (loss) on change in the fair value of contingent consideration	(9,617,000)	—
Derivative gain (loss)	(172,811)	—
Other income (expenses)	11,648,748	949,299
Other income (expenses), net	(38,862,425)	(30,457,873)

Loss before income taxes	(39,910,908)	(16,894,509)

Deferred income tax recoveries (expenses)	13,406,000	—
Current income tax expenses	(41,609,000)	(11,113,000)
Net loss and comprehensive loss	(68,113,908)	(28,007,509)
Net loss per share - basic and diluted	$(0.09)	$(0.16)
Weighted average shares used in computation of net loss per share - basic and diluted	734,738,785	180,391,815

The accompanying notes are an integral part of these consolidated financial statements

VIREO GROWTH INC.

Consolidated Statements of Stockholders’ Equity

(In U.S. Dollars, except per share amounts)

	Common Stock
	SVS		MVS				Total
					Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2024	110,007,030	$—	331,193	$—	$187,384,403	$(203,428,052)	$(16,043,649)
Conversion of MVS shares	4,582,200	—	(45,822)	—	—	—	—
Stock-based compensation	—	—	—	—	2,027,774	—	2,027,774
Stock issuance	6,400,000	—	—	—	1,600,000	—	1,600,000
Net settlement of stock-based compensation	(360,000)	—	—	—	(90,000)		(90,000)
Options exercised	50,000	—	—	—	16,500	—	16,500
Warrants exercised	480,437	—	—	—	69,663	—	69,663
Shares issued in financing activities	12,500,000	—	—	—	5,387,500	—	5,387,500
Shares issued in private placement	130,836,953	—	—	—	80,828,687	—	80,828,687
Conversion of convertible debt	73,016,061	—	—	—	9,774,557	—	9,774,557
Net Loss	—	—	—	—	—	(28,007,509)	(28,007,509)
Balance at December 31, 2024	337,512,681	$—	285,371	$—	$286,999,084	$(231,435,561)	$55,563,523

Balance, January 1, 2025	337,512,681	—	285,371	—	286,999,084	(231,435,561)	55,563,523
Conversion of MVS shares	5,217,900	—	(52,179)	—	—	—	—
Stock-based compensation	—	—	—	—	18,663,707	—	18,663,707
Shares issued	22,805,897	—	—	—	—	—	—
Net settlement of stock-based compensation	(8,951,207)	—	—	—	(5,717,000)	—	(5,717,000)
Options exercised	723,165	—	—	—	121,721	—	121,721
Warrants exercised	265,626	—	—	—	38,516	—	38,516
Shares issued in connection with Wholesome acquisition	134,229,986	—	—	—	51,764,710	—	51,764,710
Shares issued in connection with the Proper acquisition	196,212,265	—	—	—	76,188,889	—	76,188,889
Shares issued in connection with the Deep Roots acquisition	251,210,053	—	—	—	100,938,819	—	100,938,819
Shares issued in connection with the acquisition of notes receivable	117,905,205	—	—	—	77,976,015	—	77,976,015
Net Loss	—	—	—	—	—	(68,113,908)	(68,113,908)
Balance at December 31, 2025	1,057,131,571	$—	233,192	$—	$606,974,461	$(299,549,469)	$307,424,992

The accompanying notes are an integral part of these consolidated financial statements

VIREO GROWTH INC.

Consolidated Statements of Cash Flows

(In U.S. Dollars)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,113,908)	$(28,007,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of inventory step up included in product costs	17,805,282	—
Inventory valuation adjustments	1,859,305	294,000
Depreciation	11,337,597	292,694
Depreciation capitalized into inventory	4,771,998	2,244,087
Non-cash operating lease expense	2,440,134	439,664
Amortization of intangible assets	5,747,651	720,134
Amortization of intangible assets capitalized into inventory	99,116	99,116
Stock-based payments	12,946,707	3,537,774
Warrants held	586,273	(333,612)
Derivative (gain) loss	172,811	—
Loss on extinguishment of debt	4,911,988	—
Loss on impairment of long-lived assets	2,600,000	—
Interest Expense	3,908,763	4,794,018
Bad debt expense	605,443	237,873
Accretion of interest on right-of-use finance lease liabilities	575,677	221,010
(Gain) loss on change in the fair value of contingent consideration	9,617,000	—
Non-cash gain on legal settlement	(8,172,587)	—
Loss (gain) on disposal of assets	(771,738)	121,756
Change in operating assets and liabilities:
Accounts Receivable	(6,063,868)	(1,030,224)
Prepaid expenses	222,735	(164,564)
Inventory	(8,704,956)	(2,391,818)
Purchase of marketable securities	(1,020,243)	—
Income taxes	8,111,049	250,646
Deferred income tax expense (benefit)	(13,406,000)	—
Uncertain tax position liabilities	33,477,000	10,968,000
Accounts payable and accrued liabilities	(8,716,947)	2,403,710
Changes in operating lease liabilities	(3,114,791)	(277,851)
Change in assets and liabilities held for sale	—	(4,653,454)
Net cash provided by (used in) operating activities	3,711,491	(10,234,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(28,324,056)	(11,694,966)
Proceeds from note receivable	—	3,600,000
Acquisition of WholesomeCo, Inc., net of cash paid	7,025,811	—
Acquisition of Deep Roots Holdings, Inc., net of cash paid	19,382,757	—
Acquisition of Proper Holdings Management, Inc., net of cash paid	12,951,202	—
Capitalized software development costs	(1,492,617)	—
Proceeds from sale of assets held for sale	250,000	—
Deposits	(1,033,646)	(37,600)
Net cash provided by (used in) investing activities	8,759,451	(8,132,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	146,039,514	4,668,730
Proceeds from convertible debt, net of issuance costs	—	9,854,283
Proceeds from issuance of shares	—	80,828,687
Proceeds from warrant exercises	38,516	69,663
Proceeds from option exercises	121,721	16,500
Debt principal payments	(127,780,692)	(1,234,000)
Lease principal payments	—	(196,442)
Net cash provided by (used in) financing activities	18,419,059	94,007,421

Net change in cash	30,890,001	75,640,305

Cash and restricted cash, beginning of period	91,604,970	15,964,665

Cash and restricted cash, end of period	$122,494,971	$91,604,970

The accompanying notes are an integral part of these consolidated financial statements. Refer to Note 22 for supplemental cash flow information.

VIREO GROWTH INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

While marijuana and CBD-infused products are legal under the laws of several U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act (the “CSA”) classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, has no accepted medical use in the United States, and lacks accepted safety for use under medical supervision. Recent federal pronouncements regarding rescheduling implicitly acknowledge the distinction between medical cannabis and adult-use cannabis by indicating that medical cannabis as an accepted use for treating certain conditions while making no indications about adult-use cannabis. At the present time, the distinction between “medical marijuana” and “adult-use marijuana” does not exist under black letter U.S. federal law.

On May 16, 2024, the Drug Enforcement Administration (“DEA”) issued a Notice of Proposed Rulemaking (“NPRM”) to reschedule marijuana from Schedule I to Schedule III under the CSA. Following the NPRM, the DEA received tens of thousands of comments, and as of this filing, an administrative hearing on the rulemaking remains pending. On December 18, 2025, President Trump issued an executive order directing the DOJ to move forward with rescheduling marijuana to Schedule III as quickly as possible, consistent with federal law. In the wake of the recent executive order, it still remains to be seen whether the administration will continue the process initiated by the 2024 NPRM or issue a new NPRM altogether.

Rescheduling to Schedule III would not automatically deem state cannabis regimes federally compliant. Following rescheduling, the CSA’s restrictions would still apply to dealing in cannabis as a Schedule III substance, albeit with reduced potential penalties relative to dealing in a Schedule I substance. Rescheduling would also allow a potential pathway to federally legal medical marijuana, although this would require approval by the FDA of cannabis and cannabis-derived products, as well as alignment of state regimes with federal requirements.

Importantly, however, rescheduling to Schedule III should allow cannabis companies to deduct ordinary and necessary business expenses in the same manner currently allowed for other industries. Under Section 280E of the U.S. Internal Revenue Code, tax deductions and credits are disallowed for amounts paid or incurred in carrying on any business that consists of trafficking in Schedule I or II controlled substances. Rescheduling would, therefore, represent a meaning opportunity for federal tax relief.

Merger Agreements with Deep Roots, Proper and Wholesome

On December 18, 2024, the Company entered into merger agreements (each a “Merger Agreement” and collectively, the “Merger Agreements”) with each of (i) Deep Roots Holdings, Inc. (“Deep Roots”) (the “Deep Roots Merger”), (ii) Proper Holdings, LLC (“Proper”), NGH Investments, Inc. (“NGH”), and Proper Holdings Management, Inc. (“Proper MSA Newco” and together with NGH, the “Proper Companies”) (the “Proper Mergers”), and (iii) WholesomeCo, Inc. (“Wholesome”) (the “Wholesome Merger” and collectively with the Deep Roots Merger and the Proper Mergers, the “Mergers” and each, a “Merger”). Each Merger was an all-share transaction whereby, at the closing of each Merger, (i) a new wholly-owned subsidiary of the Company merged with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company merged with and into Wholesome, and (iii) the Proper Companies each merged with and into new wholly-owned subsidiaries of the Company. Each of the Deep Roots Merger, the Proper Mergers and Wholesome Merger closed during the year ended December 31, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

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

These financial statements were approved and authorized for issuance by the Board of Directors on March 17, 2026.

Basis of consolidation

These consolidated financial statements include the accounts of the following entities wholly owned, or effectively controlled by the Company for the year ended December 31, 2025:

Name of entity	Place of incorporation
HiColor, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Vireo Health of Minnesota, LLC	Minnesota, USA
MJ Distributing C201, LLC	Nevada, USA
MJ Distributing P132, LLC	Nevada, USA
Resurgent Biosciences, Inc.	Delaware, USA
Verdant Grove, LLC	Delaware, USA
Vireo Health de Puerto Rico, LLC	Puerto Rico
CO Acquisition Vehicle, LLC	Delaware, USA
Vireo Health of Rocky Mountain, LLC	Colorado, USA
Vireo Health of CO, LLC	Colorado, USA
Vireo Health of CO II, LLC	Delaware, USA
Vireo Health of Denver Metro, LLC	Delaware, USA
Vireo Health of DTC, LLC	Delaware, USA
Vireo Health of Foothills, LLC	Delaware, USA
Vireo Health of Las Cruces, LLC	Delaware, USA
Vireo Health of Mile High, LLC	Delaware, USA
Vireo Health of NM, LLC	Delaware, USA
Vireo Health of Noco, LLC	Delaware, USA
Vireo Health of Santa Fe, LLC	Delaware, USA
Vireo Health of Soco, LLC	Delaware, USA
Vireo Health of Western Slope, LLC	Delaware, USA
Retail Management Associates, LLC	Arizona, USA
Vireo Health of Nevada I, LLC	Nevada, USA
Vireo Health of New York, LLC	New York, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health, Inc.	Delaware, USA
Vireo Health of Arcadia, LLC	Delaware, USA
200 W 24th Holdings, LLC	Delaware, USA
Vireo of Charm City, LLC	Maryland, USA
Vireo PR Merger Sub Inc.	Missouri, USA
Vireo PR Merger Sub II Inc.	Missouri, USA
Deep Roots Holdings, Inc.	Nevada, USA
WholesomeCo, Inc.	Delaware, USA
New Growth Horizon, LLC	Missouri, USA
Nirvana Investments, LLC and Subsidiaries	Missouri, USA
2178 State Highway 29A LLC	New York, USA
Vireo Marketing, LLC	Minnesota, USA
Deep Roots Harvest, Inc.	Nevada, USA
Deep Roots Aria AcqCo, Inc.	Nevada, USA
Deep Roots Operating, Inc.	Nevada, USA
Deep Roots Properties, LLC	Nevada, USA
WC Staffing, LLC	Utah, USA
Wholesome Goods, LLC	Utah, USA
Wholesome Ag, LLC	Utah, USA
Wholesome Direct, LLC	Utah, USA
Wholesome Therapy, LLC	Utah, USA
Arches IP, Inc.	Delaware, USA

The entities listed above are wholly owned or effectively controlled by the Company and have been formed or acquired to support the intended operations of the Company and all intercompany transactions and balances have been eliminated in the consolidated financial statements of the Company.

Recently adopted accounting pronouncements

ASU 2023-09 In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The adoption of this ASU resulted in additional disclosures in Footnote 21.

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

A discontinued operation is a component of the Company that either has been abandoned, disposed of, or is classified as held for sale, and: (i) disposal group is a component of an entity (or group of components); (ii) component of an entity (or group of components) meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale; (iii) component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A component of the Company comprises an operation and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the years ended December 31, 2025 and 2024, the Company completed various divestitures, further described in Note 3. Management considered the quantitative results of the divested entities as well as qualitative strategic considerations to judge whether the divestitures constitute a discontinued operation. Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation.

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

The anti-dilutive shares outstanding for years ending December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,
	2025	2024
Stock options	34,712,901	31,232,633
Warrants	18,541,586	18,957,212
RSUs	59,565,217	11,327,530
Convertible debt	15,920,000	16,000,000
Total	128,739,704	77,517,375

Segment Information

Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources to the segment and assess its performance. The Company operates in one business segment, namely as the Cannabis segment that cultivates, processes and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”).

Cash

Cash is comprised of cash. The Company has no cash equivalents for the years presented.

Business combinations and goodwill

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred within transaction related expenses. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

The estimated fair value of acquired assets and assumed liabilities are determined primarily using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.

Fair value measurements

The carrying value of the Company’s marketable securities, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use. The carrying amount approximates fair value due to the short-term nature of the deposits.

The carrying value of the Company’s derivative liabilities utilize Level 2 inputs given the inputs are indirectly observable but not quoted for identical contracts.

The carrying value of the Company’s warrants held, contingent consideration, and investments utilize Level 3 inputs given there is no market activity for the asset.

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

Inventory and cost of sales

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

During the years ended December 31, 2025 and 2024, the Company capitalized $2,072,527 and $1,387,750, respectively, of interest expense to construction in progress.

Intangible assets

Intangible assets include intangible assets acquired as part of business combinations, asset acquisitions and other business transactions. The Company records intangible assets at cost, net of accumulated amortization and accumulated impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value on the acquisition date.

Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Licenses	2-15 years

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

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and other long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). A potential impairment loss is assessed when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited.

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

Impairment of financial assets

Financial assets classified subsequently as amortized cost are subject to impairment based on the expected credit losses (“ECLs”). The Company's financial assets subject to impairment are cash, accounts receivable and notes receivable.

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

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, is recognized as gain (loss) on extinguishment of debt in the statements of net loss and comprehensive loss. The remaining settlement consideration allocated to the equity component is recognized as a reduction of additional paid-in capital in the balance sheets.

During the year ended December 31, 2025, the Company issued convertible debt (Note 14). It was determined that the debt should be accounted for as a liability in its entirety.

Warrants held and Investments

The Company accounts for warrants held and investments under ASC 321, Investments – Equity Securities (“ASC 321”). The scope of ASC 321 includes investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies. Under ASC 321 an equity security is any security representing an ownership interest in an entity (e.g., common, preferred, other capital stock) or the right to acquire (e.g., warrants, rights, forward purchase contracts, call options) or dispose of (e.g., put options, forward sale contracts) an ownership interest in an entity at fixed or determinable prices.

ASC 321 calls for equity interests to be carried at fair value with changes in value recorded in earnings. The Company uses the BlackScholes valuation model to arrive at a fair value of the warrants held (Note 19), which is remeasured at each period end with changes in fair value recorded in other income.

ASC 321 provides a measurement alternative for equity securities without readily determinable fair values. As such the Company’s investments are recorded at cost less impairment.

Revenue recognition

The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at the Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Year Ended December 31,
	2025	2024
Retail	$219,933,107	$79,534,555
Wholesale	48,836,161	19,849,666
Total	$268,769,268	$99,384,221

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Service revenues are recognized when the service is performed. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2025 and 2024, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.

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

The Company determines an estimate of losses on its accounts receivable based on a mix of aging and historical collections.

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

New accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The amendments in this ASU require public business entities to provide enhanced disclosures about significant categories of expenses, including employee compensation, depreciation, inventory expense, and other material expense categories, disaggregated by relevant income statement line items. The guidance also requires qualitative disclosures about the nature of expense categories and the methods used to allocate expenses when applicable. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has not early adopted this ASU. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

Each of the Merger Agreements provides for the clawback of up to 50% of the upfront merger consideration (excluding, in the case of Proper and Wholesome, the amounts described in the next paragraph that are attributable to Arches, as defined below) on December 31, 2026, if (1) for Wholesome and Deep Roots, (a) 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA (plus with respect to Deep Roots, $1,000,000 in EBITDA attributed to a new retail location), and (b) the retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of immediately prior to December 31, 2026 is greater than US$1.05 per share, and (2) for Proper, 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA. The amount of shares subject to a clawback would be equal to the Acquisition Multiple (as defined in each Merger Agreement) of 4.175 for each of Deep Roots, Proper and Wholesome, respectively, multiplied by the EBITDA shortfall, and subject to certain other adjustments for incremental debt and certain other matters, set forth in the applicable Merger Agreement, divided by US$0.52 per share.

In connection with the Merger Agreement with Wholesome (the “Wholesome Merger Agreement”) and the Merger Agreement with Proper (the “Proper Merger Agreement”), the Company included in the stock merger consideration calculation an amount equal to (i) US$11,860,800 for Wholesome and (ii) US$2,139,200 for Proper for all of the outstanding equity interests in Arches IP, Inc. (“Arches”) owned by Wholesome and Proper, respectively. Subject to the terms and conditions of the Wholesome Merger Agreement and the Proper Merger Agreement, each of Wholesome, Proper and Arches option holders are collectively entitled to earnout payments based on the performance of Arches, based on the greater of US$37.5 million or 5x certain revenue percentages of Arches minus $4,000,000, with such revenue percentage amounts measured at the higher of the trailing-twelve-month or nine-month annualized amounts as of December 31, 2026, paid out using a share price for the Company’s SVSs at the higher of US$1.05 or the 20-day VWAP as of immediately prior to December 31, 2026.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Wholesome
Assets
Cash and cash equivalents	$7,025,811
Inventory	8,719,613
Receivables	1,149,766
Other current assets	905,747
Income tax receivable	303,020
Property and equipment	9,278,475
Operating lease, right-of-use asset	10,213,823
Indemnification asset	11,005,980
Deposits	504,807
Intangible assets, license	14,180,000
Intangible assets, developed technology	4,642,000
Goodwill	38,993,745
Total assets	106,922,787
Liabilities
Accounts payable and accrued liabilities	6,803,698
Right-of-use liability	10,213,823
Long-term debt, net	9,592,555
Deferred tax liabilities	5,886,000
Uncertain tax liability	13,309,000
Total liabilities	45,805,076
Net assets acquired	$61,117,711

Consideration:
Share consideration	$51,764,711
Contingent consideration	9,353,000
Total Consideration	$61,117,711

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of December 31, 2025, the Company has recorded a contingent consideration liability of $19,180,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the year ended December 31, 2025, the Company recognized a $9,827,000 loss related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

As part of the Wholesome Merger, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On May 12, 2025, the Company recognized a liability of $13,309,000 for uncertain tax positions related to the pre-acquisition periods in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $11,005,980, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $13,309,000 less $303,020 of income taxes receivable and $2,000,000 of tax specific cash contributions from Wholesome.

The indemnification asset was classified as a non-current asset in the Company’s consolidated balance sheet as of December 31, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of December 31, 2025, there have been no changes in the estimated amount of indemnified tax exposure or the related asset.

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

Proforma revenues attributable to subordinate voting shareholders for the year ended December 31, 2025 were $54,040,596. Proforma net loss attributable to subordinate voting shareholders for the year ended December 31, 2025 was $11,143,028.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Proper
Assets
Cash and cash equivalents	$12,951,202
Inventory	22,755,749
Income tax receivable	5,705,592
Receivables	2,399,312
Other current assets	299,524
Property and equipment	33,350,107
Operating lease, right-of-use asset	8,955,559
Indemnification asset	6,221,000
Deposits	131,808
Intangible assets, license	48,579,000
Goodwill	26,417,498
Total assets	167,766,351
Liabilities
Accounts payable and accrued liabilities	25,283,248
Right-of-use liability	8,955,559
Long-term debt, net	25,502,655
Deferred tax liabilities	12,617,000
Uncertain tax liability	14,927,000
Other long-term liabilities	1,239,000
Total liabilities	88,524,462
Net assets acquired	$79,241,889

Consideration:
Share consideration	$76,188,889
Contingent consideration	3,053,000
Total Consideration	$79,241,889

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of December 31, 2025, the Company recorded a contingent consideration liability of $3,951,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the year ended December 31, 2025, the Company recognized a $898,000 loss related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

As part of the Proper Mergers, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On June 5, 2025, the Company recognized a liability of $14,927,000 for uncertain tax positions related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $6,221,000, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $14,927,000 less $5,705,592 of income taxes receivable and $3,000,000 of tax specific cash contributions from Proper.

The indemnification asset was classified as a non-current asset in the Company’s consolidated balance sheet as of December 31, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of December 31, 2025, there were no changes in the estimated amount of indemnified tax exposure or the related asset.

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

Proforma revenues attributable to subordinate voting shareholders for the year ended December 31, 2025 were $96,524,931. Proforma net loss attributable to subordinate voting shareholders for the year ended December 31, 2025 was $3,612,147.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Deep Roots
Assets
Cash and cash equivalents	$19,382,757
Inventory	17,787,833
Income tax receivable	14,370,392
Receivables	164,318
Other current assets	1,263,064
Property and equipment	29,488,408
Operating lease, right-of-use asset	24,590,397
Indemnification asset	8,545,886
Deposits	292,786
Investments	6,000,000
Intangible assets, license	45,766,000
Goodwill	22,123,318
Total assets	189,775,159
Liabilities
Accounts payable and accrued liabilities	12,617,274
Right-of-use liability	24,590,397
Long-term debt, net	19,166,670
Deferred tax liabilities	5,120,000
Uncertain tax liability	24,917,000
Total liabilities	86,411,341
Net assets acquired	$103,363,818

Consideration:
Share consideration	$100,938,818
Contingent consideration	2,425,000
Total Consideration	$103,363,818

The acquired intangible assets include cannabis licenses which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As part of the Deep Roots Merger, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On June 6, 2025, the Company recognized a liability of $24,917,000 for uncertain tax positions related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $8,545,886, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $24,917,000 less $14,370,392 of income taxes receivable and $2,000,000 of tax specific cash contributions from Deep Roots.

As of December 31, 2025, the Company recorded a contingent consideration liability of $1,317,000, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the year ended December 31, 2025, the Company recognized a $1,108,000 gain related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

The indemnification asset was classified as a non-current asset in the Company’s consolidated balance sheet as of December 31, 2025, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of December 31, 2025, there were no changes in the estimated amount of the indemnified tax exposure or the related asset.

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

Proforma revenues attributable to subordinate voting shareholders for the year ended December 31, 2025 were $101,736,343. Proforma net income attributable to subordinate voting shareholders for the year ended December 31, 2025 was $1,180,493.

Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

Assets Held for Sale

As of December 31, 2025, the Company has identified property and equipment with carrying amounts that are expected to be recovered principally through sale or disposal rather than through continuing use. The sale of these assets is highly probable, they can be sold in their immediate condition, and the sales are expected to occur within the next twelve months. As such, these assets and liabilities have been classified as “held for sale.” Management does not believe these divestitures represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, and as such, none of these divestitures are considered a discontinued operation. The fair value less expected cost to sell of net assets exceeded the carrying value, and as such, the Company recorded no impairment loss.

At December 31, 2024, the Company determined that certain assets and liabilities associated with its New York operations met the criteria to be classified as held for sale and, accordingly, ceased depreciation and amortization on the related long-lived assets.

During the year ended December 31, 2025, the Company reassessed its strategic plans related to the New York operations and determined that the Company now expects to retain control of these assets and liabilities. As a result, the assets and liabilities previously classified as held for sale no longer met the criteria for such classification.

Accordingly, during 2025, the Company reclassified the assets and liabilities out of assets held for sale and back to their respective balance sheet captions. The long-lived assets were measured at the lower of (i) their carrying amounts prior to classification as held for sale, adjusted for depreciation and amortization that would have been recognized had the assets remained in use, or (ii) their fair value at the date of the decision to retain the assets.

As a result of this reassessment, the Company recorded a catch-up depreciation expense of $9,685,126 and $219,229 of catch-up amortization expense during the year ended December 31, 2025, which is included in operating expenses in the consolidated statements of loss and comprehensive loss.

During the year ended December 31, 2025, the Company completed the disposition of certain assets previously classified as held for sale. As consideration, the Company received $250,000 in cash and notes receivable with an aggregate principal amount of $1,250,000.

Assets and liabilities held for sale are as follows:

Assets held for sale	December 31,	December 31,
	2025	2024
Property and equipment	$300,000	$90,177,872
Intangible assets	—	972,000
Operating lease, right-of-use asset	—	3,381,613
Deposits	—	2,028,567
Total assets held for sale	$300,000	$96,560,052

Liabilities held for sale
Right of Use Liability	$—	$89,387,203
Total liabilities held for sale	$—	$89,387,203

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment, and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such non-financial assets during the year ended December 31, 2025, the carrying values of property and equipment were concluded to exceed their fair values with the exception of the $2,600,000 impairment loss taken.

The carrying value of the Company’s marketable securities, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature, and the carrying value of long-term debt, and convertible debt approximates fair value as they bear a market rate of interest.

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use. The carrying amount approximates fair value due to the short-term nature of the deposits.

The carrying value of the Company’s derivative liabilities utilize Level 2 and Level 3 inputs given the inputs are indirectly observable but not quoted for identical contracts.

The carrying value of the Company’s warrants held, contingent consideration, and investments utilize Level 3 inputs given there is no market activity for the asset.

5. Accounts Receivable

Accounts receivables are comprised of the following items:

	December 31,	December 31,
	2025	2024
Trade receivables, net	$12,671,307	$2,870,181
Tax withholding receivables, net	—	174,660
Other	1,090,610	1,545,510
Total	$13,761,917	$4,590,351

Included in the trade receivables balance at December 31, 2025, and 2024, are credit losses of $1,266,965 and $84,989, respectively.  Included in the tax withholding receivable, net balance at December 31, 2024, are credit losses of $159,275.

6. Notes Receivable

During the year ended December 31, 2025, the Company entered into Convertible Note Secondary Sale and Purchase Agreements (the “Note Purchase Agreements”) with certain holders (the “Noteholders”) certain 13% Senior Secured Convertible Notes due December 7, 2026 (the “Notes”) of Medicine Man Technologies, Inc. d/b/a Schwazze, a Nevada corporation (“Schwazze”). The Notes, which have a value of approximately $94,000,000, consisting of principal and accrued interest, were acquired by issuing 117,905,205 subordinate voting shares to the Noteholders. The notes receivable were initially recognized at fair value, which was determined based on the fair value of the subordinate voting shares issued. The fair value of the shares issued was $77,976,015 and was recorded as notes receivable in the consolidated balance sheet.

Schwazze’s obligations under the Notes are secured by (i) a junior security interest in the assets of PBS Holdco LLC, a wholly-owned subsidiary of Schwazze, Schwazze’s Colorado manufacturing operation, 36 acres of land in Huerfano County, Colorado owned by Schwazze and substantially all of the assets owned by SBUD LLC, a wholly-owned subsidiary of Schwazze, and (ii) a first priority security interest in all assets owned by Schwazze and all of its direct or indirect subsidiaries on or after December 7, 2021.

Schwazze is currently in default on its payment obligations under the Notes. Chicago Atlantic Admin, LLC serves as collateral agent under the Indenture governing the terms of the Notes. John Mazarakis, the Company’s Chief Executive Officer, is a partner of Chicago Atlantic Group, LP, an affiliate of Chicago Atlantic Admin, LLC.

On October 29, 2025, the Company completed the disposition of certain assets previously classified as held for sale. As consideration, the Company received $250,000 in cash and notes receivable with an aggregate principal amount of $1,250,000 bearing an interest rate of 15% per annum. Principal of $500,000, together with interest accrued for the first six months, is payable on April 29, 2025. The remaining principal balance of $750,000, together with accrued interest, is payable on October 29, 2026.

7. Inventory

Inventory is comprised of the following items:

	December 31,	December 31,
	2025	2024
Work-in-progress	$30,964,156	$13,859,238
Finished goods	19,601,712	5,933,200
Other	9,404,060	1,873,926
Total	$59,969,928	$21,666,364

In connection with the closing of the Mergers, the Company recorded the acquired inventories at their estimated fair values in accordance with ASC 805, Business Combinations. Fair value represents the estimated selling price of the acquired inventory, less the expected costs to sell the inventory.

The estimated fair value of the inventory exceeded cost, resulting in a fair value step-up adjustment to acquired inventories totaling $17,804,132. During the year ended December 31, 2025, $17,805,282 of amortization associated with this fair value step-up was recorded. This amortization was recorded to cost of sales in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2025.

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Year Ended December 31,
	2025	2024
Work-in-progress	$762,773	$368,444
Finished goods	1,096,532	(74,444)
Total	$1,859,305	$294,000

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2025	2024
Land	$1,807,753	$863,105
Buildings and leasehold improvements	91,718,965	16,355,616
Furniture and equipment	27,945,182	7,451,920
Software	69,415	39,388
Vehicles	2,920,860	491,022
Construction-in-progress	33,501,069	9,858,120
Right of use asset under finance lease	87,810,360	7,572,566
	245,773,604	42,631,737
Less: accumulated depreciation	(28,268,066)	(10,319,975)
Total	$217,505,538	$32,311,762

For the years ended December 31, 2025 and 2024, total depreciation on property and equipment was $16,109,595 and $2,536,781, respectively. For the years ended December 31, 2025 and 2024, accumulated amortization of the right of use asset amounted to $11,031,180 and $2,511,820, respectively. During the years ended December 31, 2025 and 2024, total interest expense capitalized to property plant and equipment was $2,072,527 and $1,387,750, respectively. The Company capitalized into inventory $4,771,998 and $2,244,087 relating to depreciation associated with manufacturing equipment and production facilities as of December 31, 2025 and 2024, respectively. The capitalized depreciation costs associated are added to inventory and expensed through Cost of Sales Product Cost on the consolidated statements of net loss and comprehensive loss.

As of December 31, 2025, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was below book value. As a result, the Company recorded an impairment charge of $2,600,000 (2024 - $0) on property and equipment, net for the year ended December 31, 2025.

9. Leases

Components of lease expenses are listed below:

	December 31,	December 31,
	2025	2024
Finance lease cost
Depreciation of ROU assets	$8,209,329	$512,834
Interest on lease liabilities	14,348,831	14,222,167
Operating lease costs	6,510,069	2,163,275
Total lease costs	$29,068,229	$16,898,276

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	December 31, 2025	December 31, 2025	Total
2026	$9,420,944	$14,183,661	$23,604,605
2027	8,942,081	14,606,527	23,548,608
2028	8,686,337	15,042,128	23,728,465
2029	8,124,665	15,490,852	23,615,517
2030	8,139,188	15,953,100	24,092,288
Thereafter	54,528,635	187,128,965	241,657,600
Total minimum lease payments	$97,841,850	$262,405,233	$360,247,083
Less discount to net present value	(43,794,310)	(166,587,944)	(210,382,254)
Present value of lease liability	$54,047,540	$95,817,289	$149,864,829

The Company has entered into various lease agreements for the use of buildings used in production and retail and wholesale sales of cannabis products.

Supplemental cash flow information related to leases

	Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$—	$196,442
Lease principal payments - operating	3,114,791	781,567
Non-cash additions to ROU assets	2,226,321	6,563,610
Amortization of operating leases	2,440,134	722,618

Other information about lease amounts recognized in the financial statements

	December 31
	2025	2024
Weighted-average remaining lease term (years) – operating leases	11.34	7.18
Weighted-average remaining lease term (years) – finance leases	15.09	16.09
Weighted-average discount rate – operating leases	10.68%	12.09%
Weighted-average discount rate – finance leases	16.17%	16.19%

10. Goodwill

The following table shows the change in carrying amount of goodwill:

Goodwill - December 31, 2024	$—
Acquisitions (Note 3)	87,534,561
Goodwill - December 31, 2025	$87,534,561

During the year ended December 31, 2025, the Company recorded goodwill in connection with acquisitions completed during the period. Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired and primarily reflects expected synergies, assembled workforce, and other intangible benefits that do not qualify for separate recognition.

The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the year ended December 31, 2025, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts. Accordingly, the Company determined that it was not necessary to perform a quantitative goodwill impairment test, and no impairment was recognized during the period.

11. Intangibles

Intangible assets are comprised of the following items:

	Licenses & Trademarks	Developed Technology	Total
Balance, December 31, 2023	$8,718,577	$—	$8,718,577
Amortization	(819,250)	—	(819,250)
Balance, December 31, 2024	$7,899,327	$—	$7,899,327
Acquisitions (Note 3)	108,525,002	4,642,000	113,167,002
Assets moved out of held for sale	309,500		309,500
Capitalization of internally generated software costs	—	1,942,616	1,942,616
Amortization	(5,167,060)	(679,707)	(5,846,767)
Balance, December 31, 2025	$111,566,769	$5,904,909	$117,471,678

The Company estimates that amortization expense will be $8,983,055 per year, for the next five years.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following items:

	December 31,	December 31,
	2025	2024
Accounts payable – trade	$18,870,993	$2,298,060
Accrued Expenses	26,578,863	6,839,822
Taxes payable	—	264,518
Contract liability	4,727,522	1,053,636
Other	77,128	—
Total accounts payable and accrued liabilities	$50,254,506	$10,456,036

13. Long-Term Debt

During 2017, the Company entered into a promissory note payable with an original principal amount of $1,010,000. In 2019, the note was amended to increase the principal amount to $1,110,000. The note was repaid in full during the year ended December 31, 2024.

On November 19, 2021, the Company entered into a $2,000,000 promissory note in connection with the acquisition of Charm City Medicus, LLC. The note originally bore interest at 8% per annum and required quarterly interest payments. The note was amended in November 2023 to increase the interest rate to 15% and reduce the outstanding principal through a $1,000,000 repayment. In November 2024, the note was further amended to increase the interest rate to 18%, extend the maturity date, and provide for a $100,000 principal repayment. The remaining principal balance of $900,000 was due February 28, 2025 and was repaid in full on that date.

On March 25, 2021, the Company entered into a senior secured delayed draw term loan credit agreement with an aggregate principal amount of up to $46,000,000 (the “Credit Facility”) and initially drew $26,000,000. Borrowings under the Credit Facility bear interest at the U.S. prime rate plus 10.375%, payable monthly in cash, and 2.75% per annum paid-in-kind interest. In connection with the Credit Facility, the Company pays a monthly credit monitoring fee of $130,400, which is included in interest expense.

The Credit Facility has been amended from time to time, including amendments in 2021 and 2022 providing for additional delayed draw term loans and amendments in 2023 and 2024 modifying certain terms and extending the maturity date. On July 31, 2024, the Company executed an amendment to the Credit Facility extending the maturity date to January 29, 2027 and modifying certain financial covenants. In connection with this amendment, the Company issued 12,500,000 Subordinate Voting Shares to the lenders, valued at $5,387,500, which were recorded as deferred financing costs.

On May 20, 2024, the Company entered into a $1,200,000 term loan with its senior secured lender to assist with the purchase of a site for a new dispensary location. The loan bears interest at 12.0% and matures on May 28, 2027. Financing costs of $68,600 were incurred in connection with the loan.

On December 27, 2024, Vireo Health of Minnesota, LLC (“Vireo Minnesota”), a wholly-owned subsidiary of the Company, entered into a secured credit agreement with Chicago Atlantic Admin, LLC providing for borrowings of up to $11,500,000 to finance the construction of a new indoor cultivation facility. Borrowings under the agreement bear interest at 10.5% and mature on June 26, 2026. The Company drew $5,500,000 under the facility and incurred financing costs of $1,549,773.

On December 31, 2024, Vireo Minnesota entered into a $15,000,000 commercial loan agreement with Stearns Bank National Association to finance the buildout of a cultivation facility in Elk River, Minnesota. The loan has a 24-month term and carries a fixed interest rate of 9.25%. Interest-only payments are required during the first 12 months, followed by principal and interest payments based on a 240-month amortization schedule. The loan is collateralized by a leasehold construction mortgage associated with the facility. No borrowings had were made under the loan; however, financing costs of $412,897 were incurred.

Long-Term Debt Arising from the Mergers

In connection with the closing of the Proper Mergers, the Company became obligated under $25,502,655 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) 11.00%, and (b) 3.00% per annum PIK interest, both payable monthly in cash. In addition, 1% amortization of the original principal value of the note, or $27,100,000, was payable monthly, and the note was set to mature on November 28, 2025. See Note 3 for additional information.

In connection with the closing of the Deep Roots Merger, the Company became obligated under $19,166,670 of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20,000,000, was payable monthly, and the note was set to mature on August 15, 2027. See Note 3 for additional information.

In connection with the closing of the Wholesome Merger, the Company became obligated on a $8,592,555 term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company became obligated on $1,000,000 of promissory notes bearing an interest rate of 13.00%, payable monthly cash. See Note 3 for additional information.

First Lien Term Loan and Chicago Atlantic Term Loan

On July 3, 2025, the Company also entered into a Loan and Security Agreement (the “First Lien Term Loan”), effective July 7, 2025, with East West Bank, a California banking corporation (“East West Bank”), as Administrative Agent (the “Administrative Agent”), and Western Alliance Bank, an Arizona corporation, as co-administrative agent (the “Co-Admin Agent”).

The First Lien Term Loan provides for an aggregate principal amount of $120,000,000. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3,000,000. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including July 3, 2028. Upon maturity of the First Lien Term Loan on July 31, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

On July 3, 2025, the Company entered into a secured term loan (the “Chicago Atlantic Term Loan”), effective July 7, 2025, with Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent (“2L Agent”) and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger (“Lead Arranger”).

The Chicago Atlantic Term Loan provides for a principal amount of $33,000,000 to be loaned to the Company along with a $50,000,000 accordion feature, available to support future strategic initiatives, subject to the sole discretion of the Lender and 2L Agent. Amortization payments are due and payable monthly on each payment date in an amount equal to 1% of the loan amount starting November 30, 2025. All unpaid and accrued interest is due and payable on the maturity date of October 2, 2028, with an option to extend for an additional year subject to a 1.00% extension fee of all loans advanced by lenders under the Chicago Atlantic Term Loan. The Chicago Atlantic Term Loan bears interest at the Prime Rate (subject to a 7.50% floor) plus 5.50% per annum.

The First Lien Term Loan is secured by a perfected first priority security interest in all assets and future assets of the Company. The Chicago Atlantic Term Loan is secured by a second priority security interest in and lien on all existing assets and future assets of the Company.

The proceeds from the First Lien Term Loan and Chicago Atlantic Term Loan were used to retire all of the Company’s existing debt obligations, including the debt arising the Mergers. In connection with the retirement of the existing debt, the Company recorded a loss on extinguishment of $8,563,645, of which $4,911,988 relates to the extinguishment of unamortized financing costs associated with the retired debt obligations, and $3,651,657 relates to make-whole fees paid. The loss on extinguishment is included in other expense on the statement of loss and comprehensive loss for the year ended December 31, 2025.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2025, $5,831,822 (2024 - $6,576,985) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s long-term debt:

	December 31,	December 31,
	2025	2024
Beginning of period	$62,338,046	$60,220,535
Acquired long-term debt (Note 3)	54,261,880	—
Principal repayments	(13,332,221)	(1,234,000)
PIK interest	964,842	1,634,494
Debt extinguishment	(109,071,396)	—
Proceeds	153,000,000	6,700,000
Deferred financing costs	(6,960,486)	(7,418,770)
Amortization of deferred financing costs	2,734,190	2,435,787
End of period	143,934,855	62,338,046
Less: current portion	16,290,000	900,000
Total long-term debt	$127,644,855	$61,438,046

As of December 31, 2025, stated maturities of long-term debt were as follows:

2026	16,290,000
2027	15,960,000
2028	117,420,000
Total	$149,670,000

14. Convertible Debt

On July 31, 2024, holders voluntarily converted convertible notes issued in 2023 into 73,016,061 Subordinate Voting Shares of the Company.

On November 1, 2024, the Company entered into the Joinder and Tenth Amendment to the Credit Agreement (the “Tenth Amendment”). The Tenth Amendment provides a convertible note facility (the “Convertible Notes”) with a maximum principal amount of $10,000,000. The Convertible Notes matured on November 1, 2027, had a cash interest rate of 12.0% per year, and were convertible into the Company’s SVSs at an amount determined by dividing the outstanding principal amount, plus all accrued but unpaid interest on the Convertible Notes on the date of such conversion, by a conversion price of $0.625. The Company incurred $145,717 in financing costs in connection with the signing of the Tenth Amendment.

On July 7, 2025, the Company retired the Convertible Notes, and issued a $10,000,000 convertible note (the “New Convertible Notes”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing (i) the sum of (A) the result of $10,000,000 minus 50.00% of the aggregate amount of all the New Convertible Notes repaid plus (B all accrued but unpaid interest on the New Convertible Notes on the date of such conversion by (ii) a conversion price equal to $0.625.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of December 31, 2025, $0 (2024 - $137,622) of deferred financing costs remain unamortized.

The following table shows a summary of the Company’s convertible debt:

	December 31,	December 31,
	2025	2024
Beginning of period	$9,862,378	$9,140,257
Principal repayments	(10,100,000)
Proceeds	10,000,000	10,000,000
Deferred financing costs	—	(145,717)
PIK interest	—	363,376
Amortization of deferred financing costs	137,622	279,019
Conversion	—	(9,774,557)
End of period	$9,900,000	$9,862,378
Less: current portion	1,300,000	—
Total convertible debt	$8,600,000	$9,862,378

15. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2025. The liquidation and dividend rights are identical among Shares equally in our earnings and losses on an as converted basis.

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

Shares Issued

During the year ended December 31, 2025, 134,229,986 Subordinate Voting Shares were issued in connection with the Wholesome Merger. See Note 3 for additional information.

During the year ended December 31, 2025, 196,212,265 Subordinate Voting Shares were issued in connection with the Proper Mergers. See Note 3 for additional information.

During the year ended December 31, 2025, 251,210,053 Subordinate Voting Shares were issued in connection with the Deep Roots Merger. See Note 3 for additional information.

During the year ended December 31, 2025, 117,905,205 Subordinate Voting Shares were issued in connection with the Note Purchase Agreements. See Note 6 for additional information.

During the year ended December 31, 2025, 52,179 Multiple Voting Shares were converted into 5,217,900 Subordinate Voting Shares for no additional consideration.

During the year ended December 31, 2025, employee stock options were exercised for 723,165 Subordinate Voting Shares. Proceeds from this transaction were $121,721.

During the year ended December 31, 2025, warrants were exercised for 265,626 Subordinate Voting Shares. Proceeds from these transactions were $38,516.

During the year ended December 31, 2025, 22,805,897 shares were issued in connection with the settlement of RSUs. 8,951,207 shares were witheld to pay payroll taxes associated with the issuance, resulting in the final issuance of 13,854,690 shares.

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

During the year ended December 31, 2024, 1,300,078 Subordinate Voting Shares were issued to the Company’s then senior secured lender, Chicago Atlantic Opportunity Portfolio, LP, for $700,000 of proceeds.

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

16. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan under which the Company may grant incentive stock option, restricted shares, restricted share units (“RSUs”), or other awards. Under the terms of the plan, a total of ten percent of the number of shares outstanding are permitted to be issued assuming conversion of all multiple voting shares to subordinate voting shares. The exercise price for incentive stock options issued under the plan will be set by the committee but will not be less than 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board.

Options granted under the equity incentive plan were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,		December 31,
	2025		2024
Risk-Free Interest Rate	3.93%	%	3.89%
Weighted Average Exercise Price	$0.62		$0.48
Weighted Average Stock Price	$0.57		$0.48
Expected Life of Options (years)	7.00		7.00
Expected Annualized Volatility	100.00%		100.00%
Grant Fair Value	$0.47		$0.39
Expected Forfeiture Rate	N/A		N/A
Expected Dividend Yield	N/A		N/A

Stock option activity for the Company for the years ended December 31, 2025 and 2024 is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2023	29,969,324	$0.50	6.18
Forfeitures	(2,760,530)	1.29	—
Exercised	(50,000)	0.33	—
Granted	4,073,839	0.48	—
Options Outstanding at December 31, 2024	31,232,633	$0.43	5.45
Forfeitures	(2,955,723)	0.26	—
Exercised	(723,165)	0.17	—
Granted	7,159,156	0.62	—
Options Outstanding at December 31, 2025	34,712,901	$0.48	5.76

Options Exercisable at December 31, 2025	26,102,643	$0.45	4.48

During the years ended December 31, 2025 and 2024, the Company recognized $606,445 and $996,844 in stock-based compensation relating to stock options, respectively. As of December 31, 2025, the total unrecognized compensation costs related to unvested stock options awards granted was $3,850,494. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.2 years. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2025, was $7,281,619 and $6,958,735, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Subordinate Voting Share (SVS) warrants entitle the holder to purchase one subordinate voting share of the Company. Multiple Voting Share (MVS) warrants entitle the holder to purchase one multiple voting share of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2023	16,400,000	$0.21	4.57
Exercised	(480,437)	0.15	—
Warrants outstanding at December 31, 2024	15,919,563	$0.22	3.56
Expired	(150,000)	1.49	—
Exercised	(265,626)	0.15	—
Warrants outstanding at December 31, 2025	15,503,937	$0.22	2.56

Warrants exercisable at December 31, 2025	15,503,937	$0.22	2.56

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2024 and 2025	3,037,649	$3.50	0.23

Warrants exercisable at December 31, 2024 and 2025	3,037,649	$3.50	0.23

RSUs

The expense associated with RSUs is generally based on the closing price of the Company’s Subordinate Voting Shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends, and is amortized on a straight-line basis over the period during which the awards are expected to vest.

The Company granted 21,825,000 RSUs to senior management that vest upon the achievement of specified stock price thresholds of $0.85 and $1.05 per share, for which the value was estimated at the grant date using a Monte Carlo simulation model using a volatility of approximately 100%. The expense is recognized over the derived service period of approximately three years.

The Company has also granted 28,500,000 RSUs to senior management that vest upon the achievement of specified Adjusted EBITDA performance thresholds of $150 million, $165 million, and $205 million. Compensation expense for these awards is recognized when achievement of the performance conditions is considered probable and is recognized over the implied service period of approximately 2-3 years.

During the years ended December 31, 2025 and 2024, the Company recognized $18,057,262 and $1,030,930, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2023	2,543,011	$0.88
Granted	9,228,462	0.31
Forfeitures	(443,943)	1.34
Balance, December 31, 2024	11,327,530	0.40
Granted	71,109,925	0.42
Settled	(22,805,897)	0.49
Forfeitures	(66,341)	1.81
Balance, December 31, 2025	59,565,217	$0.38

Vested at December 31, 2025	2,456,088	$0.47

17. Commitments and Contingencies

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

On October 29, 2025, the Company reached a comprehensive settlement (the “Settlement Agreement”) dismissing all outstanding litigation matters between the Company and Verano that are pending before the Supreme Court of British Columbia, Canada. The terms of the Settlement Agreement were approved by the respective Boards of Directors of both Companies.  The value of the settlement to Vireo is $9,172,587 consisting of the acquisition of $8,172,587 of real property and $1,000,000 in cash.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

18. Other Income (Expense)

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act. During the year ended December 31, 2025, the Company recorded $1,781,729 (2024 - $815,422) related to the CARES Employee Retention credit in other income on the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2025.

On May 25, 2023, the Company and Grown Rogue entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the advisory agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. On December 31, 2025, these 4,000,000 warrants were revalued at a fair value of $1,684,691 (2024 - $2,270,964). The fair value was derived from a black-scholes valuation using a stock price of $0.52, an exercise price of $0.164, an expected life of 2.76 years, an annual risk free rate of 3.73%, and volatility of 100%. The change in valuation from December 31, 2025, to December 31, 2024, of $586,273 was recorded as other expense in the statement of net loss and comprehensive loss for the year ended December 31, 2024.

In connection with the Settlement Agreement (Note 17), the Company received cash proceeds of $1,000,000 and real property valued at $8,172,587, which were recognized as other income during the year ended December 31, 2025.

19. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Year Ended December 31,
	2025	2024
Salaries and benefits	$46,979,427	$14,370,584
Professional fees	4,964,366	4,872,397
Insurance expenses	4,214,481	1,816,616
Occupancy costs	4,677,886	2,448,012
Other expenses	20,350,472	4,555,441
Total	$81,186,632	$28,063,050

20. Segment Reporting

The Company utilized the guidance in ASC 280 to determine how many reportable segments the Company has. We considered various attributes of the overall Company including but not limited to the nature of products and services, the nature of production processes, the types of customers, the regulatory environment, business geography, and the level at which the CODM evaluates the performance and allocates resources. Given the similarities in the types of products sold, cannabis products in various form factors, the types of customers, retail and wholesale customers, the geography and regulatory environment in which sales are made, the United States, and that the CODM, the Chief Executive Officer, assesses performance and allocates resources at the consolidated level, the Company has determined that it only has one reportable segment, cannabis.

The CODM assesses performance for the cannabis segment and decides how to allocate resources based on operating profit and net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet total as consolidated assets. The CODM uses net income to evaluate income generated from segment assets in deciding the appropriate capital allocation strategy. A comparison of budgeted results to actual results is also used by the CODM to assess business performance.

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

21. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years ended December 31,
	2025	2024
United States	$(39,910,908)	$(16,894,509)
Total	$(39,910,908)	$(16,894,509)

A reconciliation of the federal statutory income tax rate percentage to the effective tax rate after adoption of ASU 2023-09 is as follows:

	Year Ended
	December 31, 2025
	Amount	Percent
US federal statutory rate	(6,361,721)	15.9%
State and local taxes, net of federal income tax effect(1)	(4,234,000)	10.6%
Non-deductible expenses
Non-deductible expenses	100,919	(0.3)%
Stock based and other compensation	(566,743)	1.4%
Executive compensation limitation	2,785,690	(7.0)%
Acquisition transaction costs	3,441,702	(8.6)%
Change in valuation allowance	1,718,000	(4.3)%
Uncertain Tax Position - Federal	23,611,000	(59.2)%
Uncertain Tax Position - penalties and interest	7,232,000	(18.1)%
Federal true up	28,260	(0.1)%
Other adjustments	472,893	(1.2)%
Effective tax rate	$28,228,000	(70.7)%
(1)	State taxes in Maryland and Minnesota made up the majority (greater than 50%) of the tax effect in this category for the year ended December

A reconciliation of the federal statutory income tax rate percentage to the effective tax rate prior to the adoption of ASU 2023-09 is as follows:

Year Ended
December 31, 2024
Amount
US federal statutory rate	(3,547,846)
State and local taxes, net of federal income tax effect	(1,510,248)
Non-deductible expenses
Non-deductible expenses	34,369
Stock based and other compensation	761,833
Change in valuation allowance	6,851,000
Uncertain Tax Position - Federal	10,968,000
Uncertain Tax Position - penalties and interest	(2,450,194)
Other adjustments	6,086
Effective tax rate	$11,113,000

The following table summarizes the components of deferred tax:

	December 31,	December 31,
	2025	2024
Deferred tax assets
Operating loss carryforwards - United States	$4,114,000	$8,018,000
Credit losses	189,000	68,000
Inventory reserve	387,000	268,000
Inventory	1,212,000	1,217,000
Financing lease liability	31,693,000	30,081,000
Intangible assets	—	1,916,000
Property and equipment	1,962,000	1,515,000
Capital loss carryforward	1,127,000	1,060,000
Excess business interest expense	22,033,000	—
Accrued Vacation	100,000	—
Employee Retention Tax Credit	—	—
Derivative liability	51,000	14,484,000
Charitable contribution carryforward	34,000	84,000
Section 263a	587,000	397,000
Share based compensation	2,779,000	—
Total Deferred tax assets	66,268,000	59,108,000
Less valuation allowance	(32,385,000)	(31,928,000)
Net deferred tax assets	33,883,000	27,180,000
Deferred tax liabilities
Finance lease asset	25,806,000	26,544,000
Investments in partnerships	6,000	—
Intangible assets	17,553,000	—
Unrealized gain	233,000	—
Warrants receivable	502,000	636,000
Total deferred tax liabilities	44,100,000	27,180,000
Net deferred tax asset/(tax liabilities)	$(10,217,000)	$—

At December 31, 2025, the Company had United States federal net operating loss carryforwards of approximately $19,200,000 on a non-280E basis that can be carried forward indefinitely and are limited in annual use to 80% of current year taxable income, and state net operating loss carryforwards of approximately $27,000,000 that can be carried forward fifteen years. State net operating loss carryforwards begin to expire on December 31, 2034.

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

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. As of both December 31, 2025 and 2024, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $14,056,000 and $2,178,000, respectively on the consolidated balance sheet.

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

The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more-likely-than-not that the position will be sustained upon examination. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The measurement of the uncertain tax position is based on the largest benefit amount to be realized upon settlement of the matter. If payment ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense may result. As of December 31, 2025 and 2024, the Company recorded an uncertain tax liability for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company and its subsidiaries filed the 2024 and 2023 tax return and amended tax returns for periods ending 2020 through 2022, to reflect this position.  The Company does not expect any resolution to this uncertain tax position in the next 12 months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

The following table shows a summary of uncertain tax positions:

	2025	2024
Beginning Balances	$33,324,000	$22,356,000
Increase related to tax positions taken during a prior year	53,154,000	2,735,000
Increases related to tax positions taken during the current year	33,476,000	8,233,000
Ending Balances	$119,954,000	$33,324,000

22. Supplemental Cash Flow Information(1)

	December 31,	December 31,
	2025	2024
Cash paid for interest	$28,592,560	$27,171,569
Cash paid for income taxes	1,019,578	—
Change in construction accrued expenses	4,900,093	367,553
Stock issued in connection with financing activities	—	5,387,500
Conversion of convertible debt	—	9,774,558

(1)	For supplemental cash flow information related to leases, refer to Note 10.

23. Financial Instruments

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, notes receivable, and deposits. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Trade receivables relate primarily to wholesale revenues. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states of Maryland, Minnesota, New York, Utah, Nevada, and Missouri with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has, and will continue to, adhere strictly to the state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2025, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities, debt, and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity or debt financing.

Legal Risk

Vireo U.S. operates in the United States. The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under United States federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As noted above, the state-legal cannabis trade will likely remain illegal under federal law immediately following any rescheduling of marijuana to Schedule III and is likely to continue to face regulatory oversight from the FDA. The FDA has not approved marijuana as a safe and effective drug for any indication. In the United States marijuana is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal Controlled Substances Act, which makes cannabis use and possession federally illegal.

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign currency rates. The Company is not exposed to significant currency risk.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently carries variable interest-bearing debt subject to fluctuations in the United States Prime rate and the Secured Overnight Financing Rate. However, management believes that the impact of reasonably possible changes in interest rates on the Company’s consolidated results of operations and cash flows would not be material.

24. Related Parties Transactions

As of December 31, 2025, and 2024, there was $1,994,930 and $0, respectively, due to related parties.

Details surrounding the lending relationships between the Company and Chicago Atlantic, are described in Notes 13 and 14.

During the years ended December 31, 2025 and 2024, the Company paid Chicago Atlantic $0 and $712,720, respectively, for services rendered in connection with the Mergers (Note 3), which is included in transaction related expenses in the consolidated statement of net loss and comprehensive loss.

During the year ended December 31, 2025, the Company issued restricted stock units (“RSUs”) to certain consultants affiliated with Chicago Atlantic in exchange for services rendered. The resulting share-based compensation expense was not material to the Company’s financial statements.

25. Subsequent Events

On October 10, 2025, a wholly owned subsidiary of the Company entered into a restructuring support agreement (“RSA”) with Schwazze and certain related entities in connection with the Company’s acquisition of a majority of the outstanding principal amount of Schwazze’s 13.00% Senior Secured Convertible Notes due December 7, 2026, which are included in notes receivable in the consolidated balance sheet as of December 31, 2025.

The RSA contemplates a restructuring of Schwazze and its subsidiaries, including the sale of certain assets through a public disposition of collateral pursuant to the Uniform Commercial Code. On November 13, 2025, a public auction of collateral was completed, at which the credit bid made on behalf of VHC and the other noteholders was the winning bid.

Following the public auction, Schwazze entered into an asset purchase agreement with a newly formed entity that as of the closing of the transactions is expected to be majority owned by the Company, pursuant to which, subject to regulatory approvals and other customary closing conditions, the assets subject to the asset purchase agreement are expected to be transferred in exchange for the assumption of certain specified liabilities and the discharge of the senior secured notes included in the credit bid. The transaction had not closed as of December 31, 2025. Accordingly, no assets related to the contemplated asset transfer have been recognized in the accompanying consolidated financial statements.

On December 16, 2025, the Company entered into an asset purchase agreement through a wholly owned subsidiary to acquire certain assets and properties used in cannabis dispensaries operated in the State of Colorado owned by PharmaCann. Under the terms of the agreement, the Company will issue subordinate voting shares with an estimated value of $49,000,000 and assume certain liabilities as consideration for the acquired assets. The share consideration is subject to certain adjustments.

In connection with the transaction, the Company entered into a management services agreement to provide management services related to the dispensaries through the closing date. The transaction is subject to customary closing conditions and had not closed as of December 31, 2025. Accordingly, no amounts related to the transaction have been recognized in the accompanying consolidated financial statements.

On December 22, 2025, the Company entered into an agreement and plan of merger to acquire Eaze Inc. (“Eaze”) in a business combination transaction. Pursuant to the agreement, following the closing of the transaction, the Company will issue subordinate voting shares as consideration for all of the issued and outstanding equity interests of Eaze. The estimated closing consideration is approximately $47,000,000, subject to customary post-closing adjustments.

The merger agreement also provides for potential earnout consideration payable in the Company’s subordinate voting shares based on Eaze’s future financial performance, subject to contractual limitations.

The transaction is subject to customary closing conditions, including regulatory approvals and approval by Eaze’s stockholders, and had not closed as of December 31, 2025. Accordingly, no amounts related to the transaction have been recognized in the accompanying consolidated financial statements.

On January 28, 2026, the Company entered into a nonbinding MOU with Scotts Miracle-Gro related to the potential acquisition of The Hawthorne Gardening Company. The Hawthorne Gardening Company is a non-plant touching entity, and is not subject to 280E.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on that evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

As of December 31, 2025, our management evaluated and assessed, with the participation of our CEO and CFO, the effectiveness of our internal control over financial reporting, using the criteria set forth in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Additionally, the Company’s management have concluded that the Company’s internal control over financial reporting was effective for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

2026 Annual General Meeting of Shareholders

The Company anticipates that its 2026 annual general meeting of shareholders will be held on May 29, 2026.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding each director and executive officer of Vireo.  The term of office of each of the five current directors will end at the conclusion of the 2026 Annual Meeting of Shareholders. Elected directors serve until the next annual general meeting of the shareholders or until their successors are elected or appointed. A brief biography of each person who serves as an executive officer appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.” A brief biography of each person who serves as a director follows the table, except for Kyle Kingsley and John Mazarakis, whose biographies are included in Part I of this Annual Report on Form 10-K under “Information About Our Executive Officers.”

Name	Age*	Position
Dr. Kyle E. Kingsley	50	Co-Executive Chair of the Board
John Mazarakis	49	Co-Executive Chair of the Board and Chief Executive Officer
Ross M. Hussey	47	Director
Victor E. Mancebo	42	Director
Judd T. Nordquist	56	Director
Tyson Macdonald	51	Chief Financial Officer
Amber H. Shimpa	47	President and Chief Executive Officer of Minnesota
Sean M. Apfelbaum	37	General Counsel and Corporate Secretary

*As of the date of the filing of this Form 10-K.

Ross M. Hussey is an attorney with over 15 years of experience who practices in multiple states and jurisdictions and focuses primarily on complex litigation and representing private businesses. Mr. Hussey has served as a director of Vireo since July 2020 and is the Chair of the Nominating, Corporate Governance and Compensation Committee and a member of the Audit Committee. He has practiced with Smith Jadin Johnson, PLLC since June 2019. From April 2015 through May 2019, he practiced with Benson, Kerrane, Storz & Nelson, PC (now known as Kerrane Storz, P.C.). Mr. Hussey is a founding member of Vireo U.S. where he helped create and launch Minnesota Medical Solutions, LLC. Mr. Hussey previously served as General Counsel for Minnesota Medical Solutions from December of 2014 to March of 2016 before returning to private practice. He also has prior government relations experience and was involved in the implementation of the medical cannabis program in Minnesota. Mr. Hussey holds a Bachelor of Arts degree in Political Science from Gustavus Adolphus College and received a Juris Doctor degree from William Mitchell College of Law.

Victor E. Mancebo is a business professional with over 20 years of experience in a variety of operational, retail, and agricultural leadership roles for several national and regional companies in the United States. Mr. Mancebo has served as a director of Vireo since January 2021 and is a member of the Audit Committee and Nominating, Corporate Governance and Compensation Committee. Mr. Mancebo has amassed executive leadership roles in real estate, banking, education, logistics, technology, food safety, manufacturing, agriculture, and retail. He founded O2 Natural Air LLC, a sustainable climate-control company, in 2022 and served as Chairman of the board of directors from August 2022 to August 2025. He has served as Executive Chairman of V7 Ogimaa, Inc., a vertically integrated, multi-state cannabis operator, since 2021. He served as the Chief Executive Officer of TheraTrue, Inc., a medical cannabis company, from January 2021 to 2023, and he has served as a Director of TheraTrue, Inc. since January 2021. From July 2018 through December 2020, Mr. Mancebo served as the President, Chief Executive Officer and as a Director of Liberty Health Sciences Inc., a vertically integrated cannabis company with 29 dispensaries and a 250,000 square feet production facility housed on 387 acres in Florida, which has served over 100,000 patients to date. At Liberty Health Sciences Inc., Mr. Mancebo was responsible for the growth and success of various departments including retail, sales, compliance, production, processing, cultivation, construction, facilities, and accounting. Prior to that experience, Mr. Mancebo served as a Partner and Chief Operations Officer at Gelatys, a handcrafted gelato pops company, from April 2016 through April 2018. From 2013 to 2020, Mr. Mancebo served as the Founder and Managing Director at iAgriGroup, an entity focused on providing support in the agricultural and food industry, where he was responsible for the expansion, strategy and overall operational execution of the international agriculture and food production company. Mr. Mancebo has also served as Chairman of ONICE Holdings, LLC since September 2020 and Managing director and Chairman of Issy Ventures LLC, a privately held consulting firm, since March 2023. He holds a B.A. from Florida International University and a Master Black Belt Six Sigma Certification.

Judd T. Nordquist is a Certified Public Accountant with more than 30 years of experience. Mr. Nordquist has served as Chief Executive Officer of Ibis Scientific LLC, a supplier and direct marketer of laboratory consumables and analytical lab supplies, since January 2025. Form December 1993 until April 2023, Mr. Nordquist served as a Partner at Abdo L.L.P., a public accounting firm, and its predecessor. Mr. Nordquist has served as a director of Vireo since March 2019 and is a member of the Nominating, Corporate Governance and Compensation Committee and the Chair of Audit Committee. He has served on boards, audit committees, transaction committees and has held leadership roles with several organizations. Mr. Nordquist has served as a director of Veritas Aortic Solutions since December 2025 and Dayton Rogers Mfg, Inc. since October 2023. During his career in public accounting, Mr. Nordquist served in several leadership roles including the Segment Leader for the manufacturing, distribution and agriculture and the Real Estate and Construction segments of the firm where he was responsible for setting the strategic plan and delivering results. Mr. Nordquist has helped business owners with business and tax planning, mergers and acquisitions, cash flow management, budgeting, overhead computations, auditing and entrepreneurial consulting services throughout North America and Europe. Mr. Nordquist graduated from Minnesota State University, Mankato with a Bachelor of Science degree in Accounting and received the “Corporate Director Certificate” from Harvard University in 2023. He is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

CORPORATE GOVERNANCE

Audit Committee

Among others, the Company has a standing Audit Committee. The Audit Committee assists the board in fulfilling its oversight responsibilities relating to the accounting and financial reporting processes and internal controls for Vireo and the audits of its financial statements, and in ensuring the adequacy and effectiveness of Vireo’s risk management programs.

Our Board has adopted an Audit Committee charter that addresses its composition and responsibilities. Copies of such materials are available on our website at investors.vireogrowth.com/governance/Governance-Documents.

The Audit Committee currently is comprised of three directors Ross M. Hussey, Victor E. Mancebo and Judd T. Nordquist (Chair). Each of these directors is independent as contemplated by Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) and the rules of the Nasdaq Stock Market (the “Nasdaq Rules”). An Audit Committee member is independent if the member meets the requirements of NI 52-110, the Nasdaq Rules and has no direct or indirect material relationship with Vireo that could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. The Board has determined that all members of the Audit Committee are financially literate, and that Mr. Nordquist qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive, principal financial, and principal accounting officers. The Code of Ethics and Business Conduct is available on our website at investors.vireogrowth.com/governance/Governance-Documents.

We intend to provide any required disclosure of an amendment to or waiver from our Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website at investors.vireogrowth.com promptly following the amendment or waiver. We may elect to disclose such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports of holdings and transactions in Vireo securities with the SEC. Based on our records, in 2025, all Section 16 filers met all applicable SEC filing requirements under Section 16(a), except as follows: (i) one late Form 4 filing for Chicago Atlantic Credit Opportunities, LLC filed on March 13, 2025 reporting three late transactions; (ii) one late Form 4 filing for Sean Apfelbaum filed on December 30, 2025 reporting one late transaction; (iii) one late Form 4 filing for Amber Shimpa filed on December 30, 2025 reporting one late transaction; (iv) one late Form 4 filing for Tyson Macdonald filed December 30, 2025 reporting three late transactions; and (v) one late Form 4 filing for John Mazarakis reporting three late transactions.

Item 11.Executive Compensation

INFORMATION CONCERNING DIRECTOR COMPENSATION

Only non-employee directors receive compensation for their services as directors. For information about the compensation of Mr. Mazarakis see the section entitled “Information Concerning Executive Compensation” below. Mr. Mazarakis served on the Board for all of 2025.

The director compensation program is intended to provide a total compensation package that enables the Company to attract and retain qualified and experienced directors and to align our directors’ interests with those of our shareholders by including a substantial portion of their compensation in our Shares. For 2025 director compensation, the Nominating, Corporate Governance and Compensation Committee of our Board of Directors (the “NCGC Committee”) made a recommendation regarding director compensation to our Board of Directors for approval. Prior to the consolidation of the

Compensation Committee and the Nominating and Corporate Governance Committee into the NCGC Committee in May 2024, the Compensation Committee would make a recommendation to the Nominating and Corporate Governance Committee, which the Nominating and Corporate Governance Committee would then propose to our Board of Directors for approval. The NCGC Committee and the Board consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the directors in determining the level of long-term equity incentive awards to be granted, if any.

For 2025, non-employee director compensation was comprised of an annual cash retainer of $71,000. Non-employee directors also received 44,643 RSUs which vest ratably on each of the first three anniversaries of the grant date, and 53,052 options to purchase Subordinate Voting Shares, which are exercisable on January 17, 2026 and expire on January 17, 2035.

The following table reflects the total compensation earned by or paid to our non-employee directors in 2025.

Director Compensation for 2025
	Fees
	Earned
	or
	Paid in	Option	Stock	Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)(1)	($)(2)	($)(3)	($)
Ross M. Hussey	71,000	21,883	22,098	—	114,981
Victor E. Mancebo	71,000	21,883	22,098	—	114,981
Judd T. Nordquist	71,000	21,883	22,098	—	114,981
Kyle Kingsley	—	—	—	260,000	260,000

(1)	The amounts in this column reflect the grant date fair value of the option award granted to each non-employee director on January 17, 2025, calculated in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”), based on the Black-Scholes option pricing model. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEO. The assumptions used in calculating the valuations are set forth in Note 16 to the Company’s Audited Financial Statements in this Annual Report on Form 10-K. At December 31, 2025, the directors had the following Company options outstanding: Mr. Hussey held 734,689 vested Company options and 53,052 unvested Company options that vest in full on January 17, 2026; Mr. Mancebo held 669,073 vested Company options and 53,052 unvested Company options that vest in full on January 17, 2026; Mr. Nordquist held 1,090,263 vested Company options and 53,052 unvested Company options that vest in full on January 17, 2026.

(2)	The amounts in this column reflect the grant date fair value of the RSU award granted to each non-employee director on January 17, 2025, calculated in accordance with ASC Topic 718, based on the closing price of the Company’s stock on the grant date. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEO. The assumptions used in calculating the valuations are set forth in Note 16 to the Company’s Audited Financial Statements in this Annual Report on Form 10-K. At December 31, 2025, the directors had the following Company RSUs outstanding: Mr. Hussey held 418,696 vested Company RSUs and 44,643 unvested RSUs that vest ratably on each of the first three anniversaries of the grant date, January 17, 2025, until fully vested on January 17, 2028; Mr. Mancebo held 418,696 vested Company RSUs and 44,643 unvested RSUs that vest ratably on each of the first three anniversaries of the grant date, January 17, 2025, until fully vested on January 17, 2028; Mr. Nordquist held 418,696 vested Company RSUs and 44,643 unvested RSUs that vest ratably on each of the first three anniversaries of the grant date, January 17, 2025, until fully vested on January 17, 2028.

(3)	Dr. Kingsley is compensated for his service as Co-Executive Chair of the Board. For 2025, he received a base salary of $260,000.

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

For 2025, our named executive officers were John Mazarakis, Co-Executive Chairman and Chief Executive Officer, Tyson Macdonald, Chief Financial Officer, and Sean Apfelbaum, General Counsel and Corporate Secretary.

Compensation Governance

The Board has not adopted any formal policies or procedures to determine the compensation of our directors or executive officers. The compensation of the directors and executive officers making over $200,000 per year is determined by the Board, based on the recommendations of the NCGC Committee. Recommendations of the NCGC Committee are made giving consideration to the objectives discussed below and, if applicable, considering applicable industry data.

The role and responsibility of the NCGC Committee is to assist the Board in fulfilling its responsibilities for establishing compensation philosophy and guidelines. Additionally, the NCGC Committee has responsibility for recommending to the Board compensation levels for directors and recommending compensation levels, perquisites and supplemental benefits for the executive officers. The NCGC Committee may consider input from the Chief Executive Officer on executive compensation, but the Chief Executive Officer may not provide input with respect to his own compensation. In addition, the NCGC Committee is charged with reviewing the Company’s equity incentive plans, including the Company’s 2019 Equity Incentive Plan (the “2019 Incentive Plan”), and proposing changes thereto and recommending any other employee benefit plans and incentive awards with respect to the directors and executive officers. The NCGC Committee is responsible for approving any equity or incentive awards under the 2019 Incentive Plan. The NCGC Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers.

The NCGC Committee endeavors to ensure that the philosophy and operation of our compensation program reinforces our culture and values, creates a balance between risk and reward, attracts, motivates and retains executive officers over the long-term and aligns their interests with those of our shareholders. In addition, the NCGC Committee reviews our annual disclosure regarding executive compensation for inclusion where appropriate in our disclosure documents.

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

Long-Term Equity Incentive Awards

Long-term incentives are intended to align the interests of the Company’s directors and executive officers with those of the shareholders and to provide a long-term incentive that rewards these parties for their contribution to the creation of shareholder value. In establishing the number of Company options, stock appreciation rights (“SARs”), restricted stock (“Company RS Awards”) and RSUs to be granted, if any, reference is made to the recommendations made by the NCGC Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly-traded companies of similar size, in the same business as the Company. The NCGC Committee and the Board also consider previous grants of Company options and the overall number of Company options that are outstanding relative to the number of outstanding securities in determining whether to make any new grants of Company options, SARs, Company RS Awards or RSUs and the size and terms of any such grants. With respect to executive officers, the NCGC Committee and the Board also consider the level of effort, time, responsibility, ability, experience, and level of commitment of the executive officer in determining the level of long-term equity incentive awards.

Hedging Policy

Our Corporate Disclosure and Insider Trading Policy prohibits “insiders” from selling our securities short or selling a call option or buying a put option in respect of our securities or any of our affiliates or engaging in any other transactions to synthetically monetize or hedge any of our securities. Insiders include: (i) the Chief Executive Officer, Chief Financial Officer or, Chief Operating Officer, of the Company, of a significant shareholder (over 10%) of the Company or of a major subsidiary (assets or revenues that are at least 30% of the consolidated assets or revenues) of the Company; (ii) a director of the Company, of a significant shareholder of the Company or of a major subsidiary of the Company; (iii) a person or company responsible for a principal business unit, division or function of the Company; (iv) a management company that provides significant management or administrative services to the Company or a major subsidiary of the Company, every director of the management company, every chief executive officer, chief financial officer and chief operating officer of the management company, and every significant shareholder of the management company; or (v) any other insider who (a) in the ordinary course receives or has access to information as to material facts or material changes concerning the Company before the material facts or the material changes are generally disclosed and (b) directly or indirectly exercises, or has the ability to exercise, significant power or influence over the business, operations, capital or development of the Company.

Timing of Stock Option Grants

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions or other non-routine grants is tied to the event giving rise to the award, such as the executive officer’s commencement of employment or promotion effective date. As a result, the timing of grants of equity awards, including stock options, occurs independently of the release of any material nonpublic information. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in 2025 during any period beginning four business days after the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the NEOs during the fiscal years 2025 and 2024.

				Stock
			Bonus	Awards	Total
Name and Principal Position	Year	Salary ($)	($)	($)(1)	($)
John Mazarakis	2025	1	2,304,000	17,727,586	20,031,587
Chief Executive Officer and Co-Executive Chairman	2024	1	—	800,000	800,001

Tyson Macdonald	2025	500,000	1,152,000	8,617,840	10,269,840
Chief Financial Officer	2024	15,385	—	800,000	815,385

Sean Apfelbaum, General Counsel	2025	145,833	300,000	128,800	574,633

(1)	Stock awards for 2025 for Mr. Mazarakis and Mr. Macdonald consist of time-vested RSUs and performance-vested RSUs. The time-vested RSUs became 30% vested on December 17, 2025. The remainder of the time-vested RSUs vest only if certain performance measures are achieved on or after December 17, 2026 and on or after December 17, 2027. The performance-vested RSUs vest only if, and to the extent earned based on performance achievement during a five-year performance period from the date of grant, which was May 9, 2025, and satisfaction of additional service requirements. Stock awards for 2024 for Mr. Mazarakis and Mr. Macdonald consist of RSUs. The amounts reported in the Stock Awards column reflect aggregate grant date fair value of stock awards and RSUs computed in accordance with ASC Topic 718. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEO. The assumptions used in calculating the valuations are set forth in Note 16 to the Company’s Audited Financial Statements in this Annual Report on Form 10-K.

Employment Agreements

John Mazarakis: On December 17, 2024, and as amended March 6, 2025, in connection with his appointment as Chief Executive Officer of the Company, John Mazarakis entered into an employment agreement with the Company (the “Mazarakis Employment Agreement”). Under the Mazarakis Employment Agreement, the Company agreed to pay Mr. Mazarakis a base salary of $1.00 per annum. On December 17, 2024 (the “Effective Date”) and each anniversary of the Effective Date, the Company shall issue to Mr. Mazarakis 3,200,000 Subordinate Voting Shares of the Company, which will be fully vested when issued.

In connection with Mr. Mazarakis’ appointment as Co-Executive Chairman and Chief Executive Officer of the Company and pursuant to the Mazarakis Employment Agreement, the Company issued to Mr. Mazarakis 19,000,000 RSUs settled in Vireo’s Subordinate Voting Shares (the “Mazarakis Time-Vested RSUs”) on May 9, 2025. The Mazarakis Time-Vested RSUs became 30% vested upon the first anniversary of the Effective Date. An additional 35% shall become vested when the 30-day weighted-average price (“VWAP”) of the Company shares exceeds $0.85 (adjusted for dividends and stock splits) at any time on or after the second anniversary of the Effective Date and during the term of the Mazarakis Time-Vested RSU award agreement. Any unvested shares will become vested when the VWAP exceeds $1.05 (adjusted for dividends and stock splits) at any time on or after the third anniversary of the Effective Date and during the term of the Mazarakis Time-Vested RSU award agreement. Vesting will accelerate and the Mazarakis Time-Vested RSUs will be 100% vested in the event that Mr. Mazarakis is terminated by the Company for any reason other than for Cause (as defined in the Mazarakis Employment Agreement), upon a resignation by Mr. Mazarakis for Good Reason (as defined in the Mazarakis Employment Agreement), upon Mr. Mazarakis’ death or Disability (as defined in the Mazarakis Employment Agreement) or upon the consummation of a transaction constituting a Change in Control (as defined in the Mazarakis Employment Agreement).

Pursuant to the Mazarakis Employment Agreement, the Company also issued to Mr. Mazarakis 19,000,000 RSUs settled in Vireo Subordinate Voting Shares (the “Mazarakis Performance-Vested RSUs”) on May 9, 2025. The Mazarakis Performance-Vested RSUs shall become vested as follows: 1/3 of the Mazarakis Performance-Vested RSUs will become vested when the 6 month trailing, annualized, adjusted EBITDA (“AEBITDA”) exceeds $150,000,000 and the net leverage of the Company is below 2.2x, an additional 1/3 will become vested when AEBITDA exceeds $165,000,000 and the net leverage of the Company is below 2.2x, and the final 1/3 will become vested when AEBITDA exceeds $205,000,000 and the net leverage of the Company is below 2.2x. Vesting will accelerate and the Mazarakis Performance-Vested RSUs will become 100% vested in the event that Mr. Mazarakis is terminated by the Company for any reason other than for Cause, upon a resignation by Mr. Mazarakis for Good Reason, upon Mr. Mazarakis’ death or Disability or upon the consummation of a transaction constituting a Change in Control.

Under the Mazarakis Employment Agreement, Mr. Mazarakis is also entitled to certain bonus payments, subject to certain conditions, in the event of (i) the refinancing of any outstanding debt of the Company not less than $60,000,000 at an effective interest rate of not more than 9.75%, (ii) the acquisition or merger with any entity where the acquisition multiple is less than or equal to five times the total enterprise value of such other entity, (iii) a Change in Control transaction where the consideration per share exceeds $1.15 USD, and (d) the consummation of a transaction raising additional capital at a price per share greater than $1.50 USD. In July 2025, Mr. Mazarakis was entitled to a bonus payment of 0.8% of the principal value of debt refinanced by the Company in excess of $60 million with an effective interest rate of less than 9.75% when the Company entered into (i) a Loan and Security Agreement (the “First Lien Term Loan”), effective July 3, 2025, by and among the Company and each of its subsidiaries, the Guarantors from time to time party thereto, the financial institutions from time to time party thereto as Lenders, East West Bank, a California banking corporation (“East West Bank”), as Administrative Agent for the Lenders, and Western Alliance Bank, an Arizona corporation, as co-administrative agent for the Lenders, East West Bank, as collateral agent for the Lenders, and East West Bank and Western Alliance Bank, as joint lead arrangers and (ii) a secured term loan (the “Chicago Atlantic Term Loan”), effective July 3, 2025, with Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger.

Unless terminated at an earlier date in accordance with the Mazarakis Employment Agreement, the term of Mr. Mazarakis’ employment with the Company is for the period commencing on the first anniversary of December 17, 2024 (the “Mazarakis Effective Date”) and ending on the two-year anniversary of the Mazarakis Effective Date (the “Mazarakis Initial Term”). On the two-year anniversary of the Mazarakis Effective Date, and on each succeeding one year anniversary of the Mazarakis Effective Date (each a “Mazarakis Anniversary Date”), the Term shall be automatically extended until the next Mazarakis Anniversary Date (each a “Mazarakis Renewal Term”), subject to termination on an earlier date in accordance with the terms and conditions of the Mazarakis Employment Agreement. The Term shall cease as of the date of Mr. Mazarakis’ termination of employment.

Mr. Mazarakis will be eligible to participate in any employee benefits generally available to other employees.

The post-termination rights and benefits under the Mazarakis Employment Agreement are described below under the section entitled “Termination and Change in Control Benefits.”

Tyson Macdonald: On December 17, 2024, and as amended March 6, 2025, in connection with his appointment as Chief Financial Officer of the Company, Tyson Macdonald entered into an employment agreement with the Company (the “Macdonald Employment Agreement”). Under the Macdonald Employment Agreement, the Company agreed to pay Mr. Macdonald an annualized base salary of at least $500,000. On the Effective Date and each anniversary of the Effective Date, the Company shall issue to Mr. Macdonald a number of Subordinate Voting Shares of the Company determined by dividing $800,000 USD by the average closing price of the shares over the 10-day period immediately preceding the date of issuance, which will be fully vested when issued.

In connection with Mr. Macdonald’s appointment as Chief Financial Officer of the Company and pursuant to the Macdonald Employment Agreement, the Company issued to Mr. Macdonald 9,500,000 RSUs settled in Vireo’s Subordinate Voting Shares (the “Macdonald Time-Vested RSUs”) on May 9, 2025. The Macdonald Time-Vested RSUs became 30% vested upon the first anniversary of the Effective Date. An additional 35% shall become vested when the 30-day VWAP of the Company shares exceeds $0.85 (adjusted for dividends and stock splits) at any time on or after the second anniversary of the Effective Date and during the term of the Macdonald Time-Vested RSU award agreement. Any unvested shares will become vested when the VWAP exceeds $1.05 (adjusted for dividends and stock splits) at any time on or after the third anniversary of the Effective Date and during the term of the Macdonald Time-Vested RSU award agreement. Vesting will accelerate and the Macdonald Time-Vested RSUs will be 100% vested in the event that Mr. Macdonald is terminated by the Company for any reason other than for Cause (as defined in the Macdonald Employment

Agreement), upon a resignation by Mr. Macdonald for Good Reason (as defined in the Macdonald Employment Agreement), upon Mr. Macdonald’s death or Disability (as defined in the Macdonald Employment Agreement) or upon the consummation of a transaction constituting a Change in Control (as defined in the Macdonald Employment Agreement).

Pursuant to the Macdonald Employment Agreement, the Company also issued to Mr. Macdonald 9,500,000 RSUs settled in Vireo Subordinate Voting Shares (the “Macdonald Performance-Vested RSUs”) on May 9, 2025. The Macdonald Performance-Vested RSUs shall become vested during the term of Mr. Macdonald’s employment with the Company as follows: 1/3 of the Macdonald Performance-Vested RSUs will become vested when the 6 month trailing, annualized, AEBITDA exceeds $150,000,000 and the net leverage of the Company is below 2.2x, an additional 1/3 will become vested when AEBITDA exceeds $165,000,000 and the net leverage of the Company is below 2.2x, and the final 1/3 will become vested when AEBITDA exceeds $205,000,000 and the net leverage of the Company is below 2.2x. Vesting will accelerate and the Macdonald Performance-Vested RSUs will become 100% vested in the event that Mr. Macdonald is terminated by the Company for any reason other than for Cause, upon a resignation by Mr. Macdonald for Good Reason, upon Mr. Macdonald’s death or Disability or upon the consummation of a transaction constituting a Change in Control.

Under the Macdonald Employment Agreement, Mr. Macdonald is also entitled to certain bonus payments, subject to certain conditions, in the event of (i) the refinancing of any outstanding debt of the Company not less than $60,000,000 at an effective interest rate of not more than 9.75%, (ii) the acquisition or merger with any entity where the acquisition multiple is less than or equal to five times the total enterprise value of such other entity, (iii) a Change in Control transaction where the consideration per share exceeds $1.15 USD, and (d) the consummation of a transaction raising additional capital at a price per share greater than $1.50 USD. In July 2025, Mr. Macdonald was entitled to a bonus payment of 0.4% of the principal value of debt refinanced by the Company in excess of $60 million with an effective interest rate of less than 9.75% when the Company entered into (i) the First Lien Term Loan and (ii) the Chicago Atlantic Term Loan.

Unless terminated at an earlier date in accordance with the Macdonald Employment Agreement, the term of Mr. Macdonald’s employment with the Company is for the period commencing on the first anniversary of December 17, 2024 (the “Mazarakis Effective Date”) and ending on the two-year anniversary of the Macdonald Effective Date (the “Macdonald Initial Term”). On the two-year anniversary of the Macdonald Effective Date, and on each succeeding one year anniversary of the Macdonald Effective Date (each an “Macdonald Anniversary Date”), the Term shall be automatically extended until the next Macdonald Anniversary Date (each a “Macdonald Renewal Term”), subject to termination on an earlier date in accordance with the terms and conditions of the Macdonald Employment Agreement. The Term shall cease as of the date of Mr. Macdonald’s termination of employment.

Mr. Macdonald will be eligible to participate in any employee benefits generally available to other employees.

The post-termination rights and benefits under the Macdonald Employment Agreement are described below under the section entitled “Termination and Change in Control Benefits.”

Sean Apfelbaum: On July 28, 2025, in connection with his appointment as General Counsel of the Company, Sean Apfelbaum entered into a letter agreement with the Company (the “Apfelbaum Letter Agreement”). Under the Apfelbaum Letter Agreement, the Company agreed to pay Mr. Apfelbaum an initial base salary of $350,000 per year, subject to review from time to time. Mr. Apfelbaum was also granted stock of the Company in an amount equal to $100,000 upon the execution of the Apfelbaum Letter Agreement.

Under the Apfelbaum Letter Agreement, Mr. Apfelbaum has a target discretionary bonus opportunity of $175,000 per year, composed of a $75,000 cash bonus and a grant of stock of the Company in an amount equal to $100,000 per year. The calculation and award of such bonus will be at the discretion of the Board based on a number of factors, including overall Company results and individual performance.

Mr. Apfelbaum will be eligible to participate in the employee benefits plans and programs generally available to the Company’s employees. Mr. Apfelbaum is an at-will employee.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table provides information about outstanding equity awards for the NEOs as of December 31, 2025.

				Equity	Equity
				Incentive	Incentive
				Plan Awards:	Plan Awards:
	Number of		Market Value	Number of	Market or Payout
	Shares or Units		of Shares	Unearned Shares,	Value of
	of Stock		or Units	Units or	Unearned Shares,
	That		of Stock	Other Rights	Units or Other Rights
	Have Not		That Have Not	That Have Not	That Have Not
	Vested		Vested	Vested	Vested
Name	(#)		($)(5)	(#)	($)
John Mazarakis	13,300,000	(1)	8,152,900	—	—
	19,000,000	(2)	11,647,000	—	—
Tyson Macdonald	6,650,000	(3)	4,076,450	—	—
	9,500,000	(4)	5,823,500	—	—
Sean Apfelbaum	—		—	—	—

(1)	This amount reflects the unvested Mazarakis Time-Vested RSUs that were issued to Mr. Mazarakis on May 9, 2025. 6,650,000 RSUs shall become vested when the 30-day VWAP of the Company’s shares exceeds $0.85 (as adjusted for dividends and stock splits) at any time on or after the second anniversary of the Effective Date and during the term of the Mazarakis Time-Vested RSU award agreement. An additional 6,650,000 RSUs shall become vested when the VWAP of the Company’s shares exceeds $1.05 (as adjusted for dividends and stock splits) at any time on or after the third anniversary of the Effective Date and during the term of the Mazarakis Time-Vested RSU award agreement.

(2)	This amount reflects the unvested Mazarakis Performance-Vested RSUs that were issued to Mr. Mazarakis on May 9, 2025. 6,333,333 RSUs shall become vested when the six-month trailing AEBITDA of the Company exceeds $150,000,000 and the Company’s net leverage is below 2.2x; an additional 6,333,333 RSUs shall become vested when AEBITDA exceeds $165,000,000 and net leverage is below 2.2x; and the final 6,333,333 RSUs shall become vested when AEBITDA exceeds $205,000,000 and net leverage is below 2.2x, in each case as determined in accordance with the terms of the award agreement.

(3)	This amount reflects the unvested Macdonald Time-Vested RSUs that were issued to Mr. Macdonald on May 9, 2025. 3,325,000 RSUs shall become vested when the 30-day VWAP of the Company’s shares exceeds $0.85 (as adjusted for dividends and stock splits) at any time on or after the second anniversary of the Effective Date and during the term of the Macdonald Time-Vested RSU award agreement. An additional 3,325,000 RSUs shall become vested when the VWAP of the Company’s shares exceeds $1.05 (as adjusted for dividends and stock splits) at any time on or after the third anniversary of the Effective Date and during the term of the Macdonald Time-Vested RSU award agreement.

(4)	This amount reflects the unvested Macdonald Performance-Vested RSUs that were issued to Mr. Macdonald on May 9, 2025. 3,166,667 RSUs shall become vested when the six-month trailing AEBITDA of the Company exceeds $150,000,000 and the Company’s net leverage is below 2.2x; an additional 3,166,667 RSUs shall become vested when AEBITDA exceeds $165,000,000 and net leverage is below 2.2x; and the final 3,166,667 RSUs shall become vested when AEBITDA exceeds $205,000,000 and net leverage is below 2.2x, in each case as determined in accordance with the terms of the award agreement.

(5)	The amounts in this column represent the fair market value of the RSUs as of December 31, 2025, based on the closing price of the Company’s stock of $0.6130 on December 31, 2025, which was the last business day of the year.

Retirement Benefit Plans

The Company did not offer any retirement benefit plans to executives in 2025.

Termination and Change in Control Benefits

As described in more detail above, the Company entered into employment agreements with Mr. Mazarakis and Mr. Macdonald. The following describes the benefits to which each of Mr. Mazarakis and Mr. Macdonald is entitled under his respective employment agreement upon certain events. Under their respective agreements, neither of Mr. Mazarakis or Mr. Macdonald is eligible for any post-termination benefits in the event of termination for Cause (as defined below) or without Good Reason (as defined below). Mr. Apfelbaum is an at-will employee and not entitled to any post-termination benefits under his employment agreement.

John Mazarakis

If Mr. Mazarakis’ employment with the Company is terminated during the term of his employment agreement by the Company without Cause or by Mr. Mazarakis for Good Reason, then the Company will, in addition to paying Mr. Mazarakis’ base salary and other compensation earned through the termination date, (a) pay an amount equal to one hundred percent (100%) of his annualized base salary as of the termination date, less all legally required and authorized deductions and withholdings, (b) accelerate the vesting of any equity incentive awards issued to Mr. Mazarakis that remain subject to any time or performance vesting criteria as of the termination date such that the equity incentive awards become fully vested as of the termination date, (c) pay any other incentive compensation, including, without limitation, any bonus payments earned but unpaid as of the termination date, (d) if Mr. Mazarakis is eligible for and takes all steps necessary to continue his group health insurance coverage following the termination date, pay the portion of the premium costs for such coverage that the Company would pay if Mr. Mazarakis remained employed by the Company, at the same level of coverage that was in effect as of the termination date, through the earliest of (i) the 12 month anniversary of the termination date, (ii) the date Mr. Mazarakis becomes eligible for group health insurance coverage from any other employer, or (iii) the date Mr. Mazarakis is no longer eligible to continue his group health insurance coverage under applicable law, and (e) pay up to $10,000 USD for outplacement services by an outplacement services provider selected by Mr. Mazarakis. The foregoing severance benefits are conditioned upon Mr. Mazarakis signing and not revoking a release of claims following his termination date. Under the Mazarakis Employment Agreement, Cause means (i) willful failure to comply with any valid and legal directive of the Board of Directors, (ii) willful engagement in dishonesty, illegal conduct, or gross misconduct, which is, in each case, injurious to the Company or any of its affiliates; (iii) embezzlement, misappropriation, or intentional fraud, whether or not related to Mr. Mazarakis’ employment with the Company, (iv) indictment, conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent); (v) commission or conviction of a crime which would disqualify Mr. Mazarakis for registration or licensure by the applicable regulatory or licensing authority governing the Company’s or any of its subsidiary’s or affiliate’s participation in a State-regulated cannabis program; (vi) material breach of any material obligation under the Mazarakis Employment Agreement or any other written agreement between Mr. Mazarakis and the Company or any of its subsidiaries; or (vii) any material failure by Mr. Mazarakis to comply with the Company’s written policies or rules, as they may be in effect from time to time, that were previously provided to Mr. Mazarakis, if such failure causes material reputational or financial harm to the Company or any of its affiliates. However, no termination shall be considered a termination for Cause unless the Company provides Mr. Mazarakis written notice within 30 days of the date upon which the Company first becomes aware of the circumstances purporting to give rise to Cause which notice sets forth the specific circumstances purporting to give rise to Cause and identifying with specificity the action needed to cure. Mr. Mazarakis shall be provided a period of not less than 30 days from the receipt of such notice to effect such cure to the reasonable satisfaction of the Company. Good Reason means (i) a material diminution in responsibilities, authority or duties or a change in title or reporting responsibility, (ii) a material diminution in salary, other than a general reduction in base salaries that affects all similarly situated Company employees in substantially the same proportions, (iii) a material diminution in incentive compensation opportunities, (iv) a relocation of principal place of employment to a location more than 50 miles from his principal place of employment on the Effective Date, or (v) the material breach of the Mazarakis Employment Agreement by the Company, provided, however, that Good Reason shall not exist unless Mr. Mazarakis has first provided written notice to the Company of the initial occurrence of one or more of the conditions under clauses (i) through (iv) within 30 days of the condition’s occurrence, such condition is not fully remedied by the Company within 30 days after the Company’s receipt of written notice from Mr. Mazarakis, and the termination date as a result of such event occurs within 90 days after the initial occurrence of such event.

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

Tyson Macdonald

If Mr. Macdonald’s employment with the Company is terminated during the term of his employment agreement by the Company without Cause or by Mr. Macdonald for Good Reason, then the Company will, in addition to paying Mr. Macdonald’s base salary and other compensation earned through the termination date, (a) pay an amount equal to one hundred percent (100%) of his annualized base salary as of the termination date, less all legally required and authorized deductions and withholdings, (b) accelerate the vesting of any equity incentive awards issued to Mr. Macdonald that remain subject to any time or performance vesting criteria as of the termination date such that the, (c) pay any other incentive compensation, including, without limitation, any bonus payments earned but unpaid as of the termination date, (d) if Mr. Macdonald is eligible for and takes all steps necessary to continue his group health insurance coverage following the termination date, pay the portion of the premium costs for such coverage that the Company would pay if Mr. Macdonald remained employed by the Company, at the same level of coverage that was in effect as of the termination date, through the earliest of (i) the 12 month anniversary of the termination date, (ii) the date Mr. Macdonald becomes eligible for group health insurance coverage from any other employer, or (iii) the date Mr. Macdonald is no longer eligible to continue his group health insurance coverage under applicable law, and (e) pay up to $10,000 USD for outplacement services by an outplacement services provider selected by Mr. Macdonald. The foregoing severance benefits are conditioned upon Mr. Macdonald signing and not revoking a release of claims following his termination date.

Under the Macdonald Employment Agreement, Cause means (i) willful failure to comply with any valid and legal directive of the Board of Directors, (ii) willful engagement in dishonesty, illegal conduct, or gross misconduct, which is, in each case, injurious to the Company or any of its affiliates; (iii) embezzlement, misappropriation, or intentional fraud, whether or not related to Mr. Macdonald’s employment with the Company, (iv) indictment, conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent); (v) commission or conviction of a crime which would disqualify Mr. Macdonald for registration or licensure by the applicable regulatory or licensing authority governing the Company’s or any of its subsidiary’s or affiliate’s participation in a State-regulated cannabis program; (vi) material breach of any material obligation under the Macdonald Employment Agreement or any other written agreement between Mr. Macdonald and the Company or any of its subsidiaries; or (vii) any material failure by Mr. Macdonald to comply with the Company’s written policies or rules, as they may be in effect from time to time, that were previously provided to Mr. Macdonald, if such failure causes material reputational or financial harm to the Company or any of its affiliates. However, no termination shall be considered a termination for Cause unless the Company provides Mr. Macdonald written notice within 30 days of the date upon which the Company first becomes aware of the circumstances purporting to give rise to Cause which notice sets forth the specific circumstances purporting to give rise to Cause and identifying with specificity the action needed to cure. Mr. Macdonald shall be provided a period of not less than 30 days from the receipt of such notice to effect such cure to the reasonable satisfaction of the Company. Good Reason means (i) a material diminution in responsibilities, authority or duties or a change in title or reporting responsibility, (ii) a material diminution in salary, other than a general reduction in base salaries that affects all similarly situated Company employees in substantially the same proportions, (iii) a material diminution in incentive compensation opportunities, (iv) a relocation of principal place of employment to a location more than 50 miles from his principal place of employment on the Effective Date, or (v) the material breach of the Macdonald Employment Agreement by the Company, provided, however, that Good Reason shall not exist unless Mr. Macdonald has first provided written notice to the Company of the initial occurrence of one or more of the conditions under clauses (i) through (iv) within 30 days of the condition’s occurrence, such condition is not fully remedied by the Company within 30 days after the Company’s receipt of written notice from Mr. Macdonald, and the termination date as a result of such event occurs within 90 days after the initial occurrence of such event.

If Mr. Macdonald’s employment is terminated by reason of his death or disability, then the Company shall (a) accelerate the vesting of any equity incentive awards issued to Mr. Macdonald that remain subject to any time or performance vesting criteria as of the termination date such that the equity incentive awards become fully vested as of the termination date, and (b) pay any other incentive compensation, including, without limitation, any bonus payments earned but unpaid as of the termination date.

2019 Equity Incentive Plan

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

In the event that the successor corporation does not assume or substitute for the award (or portion thereof), the participant will fully vest in and have the right to exercise all of his or her outstanding Company options, including those not otherwise vested or exercisable, and the Company options will be exercisable for a period of time determined by the administrator. Additionally, all restrictions on restricted stock and RSUs will lapse, and with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent of target levels and all other terms and conditions met.

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

For purposes of the 2019 Incentive Plan, Change in Control means the occurrence of any of the following events:

i.	Change in Ownership of the Company. A change in the ownership of the Company which occurs on the date that a Person acquires ownership of the stock of the Company that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of the Company, except that any change in the ownership of the stock of the Company as a result of a private financing of the Company that is approved by the Board will not be considered a Change in Control.
ii.	Change in Effective Control of the Company. If the Company has a class of securities registered pursuant to Section 12 of the Exchange Act, a change in the effective control of the Company which occurs on the date that a majority of members of the Board is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of this clause (ii), if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change in Control.
iii.	Change in Ownership of a Substantial Portion of the Company’s Assets. A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. For purposes of this subsection (iii), gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.
iv.	Persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase, or acquisition of stock, or similar business transaction with the Company.
v.	Notwithstanding the foregoing, a transaction will not be deemed a Change in Control unless the transaction qualifies as a change in control event within the meaning of Code Section 409A, as it has been and may be amended from time to time, and any proposed or final Treasury Regulations and Internal Revenue Service guidance that has been promulgated or may be promulgated thereunder from time to time.
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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Our Equity Compensation Plans

Vireo adopted the 2019 Incentive Plan effective March 18, 2019, permitting the grant of certain types of equity awards, as more fully described below. In addition, from time to time, we may grant options as incentives or compensation mechanisms for executives and directors pursuant to their employment agreements

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, securities authorized for issuance under the 2019 Incentive Plan  and any equity issued under an employment agreement. Outstanding options under the 2019 Incentive Plan settle in

Subordinate Voting Shares. All restricted stock units issued under the 2019 Incentive Plan or an employment agreement settle in Subordinate Voting Shares.

Number of securities
	Number of			remaining available
	securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b) (3)	(c)
Equity compensation plans approved by security holders	25,874,398	(1)	$0.71	82,170,679	(4)
Equity compensation plans not approved by security holders	68,403,720	(2)	$0.35	—
Total	94,278,118		$0.45	82,170,679

(1)	At December 31, 2025, the following Awards were outstanding under the 2019 Incentive Plan: (1) Options exercisable for a total of 15,860,088 Shares, representing 1.5% of the then outstanding number of Shares; and (2) RSUs covering the right to receive a total of 10,014,310 Shares, representing 0.9% of the then outstanding number of Shares.
(2)	At December 31, 2025, the following Awards were outstanding outside of the 2019 Incentive Plan to certain executive officers and employees pursuant to the terms of their employment agreements or amendments thereto: (1) Options exercisable for a total of 18,852,813 Shares, representing 1.7% of the then outstanding number of Shares; and (2) RSUs covering the right to receive a total of 49,550,907 Shares, representing 4.6% of the then outstanding number of Shares.
(3)	The weighted average exercise price does not take into account outstanding RSUs. RSUs do not have an exercise price and are delivered without any payment by the award recipient.
(4)	As of December 31, 2025, an aggregate of 82,170,679 Shares remained available for issuance under the 2019 Incentive Plan, representing approximately 7.6% of the then outstanding number of Shares. No Shares are reserved and available for issuance outside of the 2019 Incentive Plan.

Vireo adopted the 2019 Incentive Plan effective March 18, 2019, permitting the grant of incentive stock options, nonstatutory stock options, stock appreciation rights), restricted stock and RSUs. In addition, from time to time, we may grant options as incentives or compensation mechanisms for executives and directors pursuant to their employment agreements. Under the rules of the CSE, Vireo is required to seek shareholder re-approval every three years. Approval from shareholders was last received at the general and special meeting held on June 21, 2024, and will be required on or before June 21, 2027.  See “Summary of Terms and Conditions of the 2019 Incentive Plan” below.

The Company has granted equity compensation outside of the 2019 Incentive Plan. These equity grants of options and RSUs were issued pursuant to employment agreements between the individuals and the Company, as follows: (i) Employment Agreement with Joshua Rosen and Vireo Health, Inc., dated December 4, 2022; (ii) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Kyle Kingsley; (iii) Third Amendment to Employment Agreement, effective June 7, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and John Heller; (iv) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and J. Michael Schroeder; (v) Third Amendment to Employment Agreement, effective June 7, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and J. Michael Schroeder; (vi) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa; (vii) Fourth Amendment to Employment Agreement, effective December 21, 2023, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Amber Shimpa; (viii) Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc. and Patrick Peters (collectively, the “Additional Grant Agreements”); (ix) First Amendment to Employment Agreement, dated March 6, 2025, by and between Vireo Growth Inc. and John Mazarakis; and (x) First Amendment to Employment Agreement, dated March 6, 2025, by and between Vireo Growth Inc. and Tyson Macdonald. Pursuant to the Additional Grant Agreements the Company agreed to grant (i) options to purchase Subordinate Voting Shares, exercisable for a period of ten years from the date of grant at an exercise price equal to the volume weighted-average closing price of the shares on the CSE for the two trading days immediately preceding the date of grant on the vesting terms set out in the applicable option award agreement; and/or (ii) restricted stock units, each of which represents the right to receive one Subordinate Voting Share (or a cash payment equal to the fair market value of one Subordinate Voting Share) upon settlement of the applicable restricted stock unit award in accordance with the vesting and settlement terms of the applicable restricted stock unit award agreement.

In January 2018, Vireo U.S. adopted the 2018 Plan, which permitted the Company to grant incentive stock options, restricted shares, restricted share units, or other awards. The 2018 Plan was not approved by shareholders. Under the terms of the 2018 Plan, a total of 1,000,000 common shares were reserved for issue. The exercise price for incentive stock options issued under the 2018 Plan were to be set by the committee (as defined under the 2018 Plan) but were not to be less 100% of the fair market value of Vireo U.S.’s shares on the date of grant. Incentive stock options to be issued were to have a maximum term of 10 years from the date of grant. The incentive stock options vested at the discretion of the Board. No future awards will be made under the 2018 Plan.

Summary of Terms and Conditions of the 2019 Incentive Plan

The principal features of the 2019 Incentive Plan are summarized below.

Purpose

The purpose of the 2019 Incentive Plan is to enable Vireo and its affiliated companies to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to employees, directors, and consultants of Vireo, and (iii) to promote the success of Vireo’s business.

The 2019 Incentive Plan permits the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock and RSUs (“Awards” and, individually, an “Award”).

Eligibility

Any employees, officers, directors, or consultants of Vireo or its affiliated companies are eligible to participate in the 2019 Incentive Plan if selected by the administrator of the 2019 Incentive Plan, being the NCGC Committee, failing which the administrator of the Plan will be the Board (the “Participants”). The basis of participation of an individual under the 2019 Incentive Plan, and the type and amount of any Award that an individual will be entitled to receive under the 2019 Incentive Plan, will be determined by the NCGC Committee or the Board based on its judgment as to the best interests of Vireo and its shareholders, and therefore cannot be determined in advance.

The maximum number of Subordinate Voting Shares (as used in this discussion, “Shares”) that may be issued under the 2019 Incentive Plan is 10% of the Shares outstanding from time to time (assuming the conversion of all Multiple Voting Shares into Subordinate Voting Shares). Any Shares subject to an Award under the 2019 Incentive Plan that are forfeited, surrendered, cancelled, repurchased, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant are again available for Awards under the 2019 Incentive Plan. Notwithstanding the foregoing, the maximum number of Shares that may be issued pursuant to the exercise of ISOs is 108,045,077 plus the number of Shares that are again available as a result of the previous sentence, to the extent allowable under the United States Internal Revenue Code of 1986, as amended (the "Code") and the Treasury Regulations under the Code.

Awards Options

Options granted under the 2019 Incentive Plan are subject to the terms and conditions established by the NCGC Committee or the Board and set forth in the applicable award agreement. The NCGC Committee or the Board is authorized to grant Options to purchase Shares that are either ISOs, meaning they are intended to satisfy the requirements of Section 422 of the Code and the regulations promulgated thereunder, or NSOs, meaning they are not intended to satisfy the requirements of Section 422 of the Code.

Under the terms of the 2019 Incentive Plan, the exercise price of the Options will not be less than 100% of the “Fair Market Value” per Share on the date of grant. The “Fair Market Value” on any date means (i) the closing price of the Shares on an established stock exchange on such date, (ii) if the Shares are regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value will be the mean between the high bid and low asked prices for the Shares on the day of determination, or (iii) in the absence of an established market for the Shares, the Fair Market Value will be determined in good faith by the NCGC Committee or the Board. Notwithstanding the foregoing, in the case of (i) above, as the Shares are listed on the CSE, for the purposes of establishing the exercise price of any Options, the Fair Market Value shall not be lower than the greater of the closing market price of the Shares on the CSE on (A) the trading day prior to the date of grant of the Options, and (B) the date of grant of the Options. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Vireo, the per Share exercise price will be no less than 110% of the Fair Market Value per Share on the date of grant.

The maximum term of an Option granted under the 2019 Incentive Plan will be ten years from the date of grant (or five years in the case of an ISO granted to a greater than 10% shareholder).

Payment in respect of the exercise of an Option may be made in cash, check, promissory note (to the extent permitted by applicable law), other Shares, cashless exercise consideration, net exercise, or by such other method as the NCGC Committee or the Board may determine to be appropriate and permitted by applicable law, or any combination of the foregoing.

If a Participant ceases to be an employee, officer, director or consultant of Vireo or an affiliated company, other than upon the Participant’s termination as the result of the Participant’s death or disability, the Participant may exercise his or her Option within 30 days of termination, or such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent that the Option is vested on the date of termination. If a Participant ceases to be an employee, officer, director or consultant of Vireo or an affiliated company as a result of the Participant’s disability, the Participant may exercise his or her Option within 6 months of termination, or such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent the Option is vested on the date of termination. If a Participant dies while an employee, officer, director or consultant of Vireo or an affiliated company, the Option may be exercised within 6 months following the Participant’s death, or within such longer period of time as is specified in the award agreement (but not later than the expiration of the term of such Option as set forth in the award agreement) to the extent that the Option is vested on the date of death, by the Participant’s designated beneficiary or personal representative or in accordance with the will or the laws of descent. In the case of any unvested Options, the Shares covered by the Option will revert to the 2019 Incentive Plan. Notwithstanding the foregoing, at any time after the grant of an Option, the NCGC Committee or the Board, in its sole discretion, may reduce or waive the vesting criteria applicable to the Option.

Restricted Stock

A restricted stock award is a grant of Shares to a Participant, which Shares are subject to forfeiture restrictions during a restriction period. The restriction period may be based on the passage of time, the achievement of target levels of performance, or the occurrence of such other events as determined by the NCGC Committee, or the Board. Each award of restricted stock will be evidenced by an award agreement that will specify the restriction period, the number of Shares granted, and such other terms and conditions as the NCGC Committee or the Board determines. The NCGC Committee or the Board can impose such restrictions on the restricted stock as it deems advisable. The NCGC Committee or the Board, in their discretion, may accelerate the time at which any restrictions will lapse or be removed. During the restriction period, Participants holding shares of restricted stock under the 2019 Incentive Plan may not vote those Shares but will be entitled to receive all dividends and other distributions paid with respect to such Shares (unless the NCGC Committee or the Board provide otherwise).

RSUs

An RSU is a bookkeeping entry representing an amount equal to the Fair Market Value of one Share. The NCGC Committee or the Board will set vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the Participant. The NCGC Committee or the Board may

set vesting criteria based upon the achievement of company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the NCGC Committee or the Board in its discretion. Upon meeting the applicable vesting criteria, the Participant will be entitled to receive a payout as determined by the NCGC Committee or the Board. Notwithstanding the foregoing, at any time after the grant of RSUs, the NCGC Committee or the Board, in their sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout.

Stock Appreciation Rights

A SAR entitles the Participant to receive, upon exercise of the SAR, the increase in the Fair Market Value of a specified number of Shares from the date of the grant of the SAR and the date of exercise payable in Shares. Each SAR grant will be evidenced by an award agreement that will specify the exercise price, the term of the SAR, the conditions of exercise, and such other terms and conditions as the NCGC Committee, in its sole discretion, will determine; provided that the per share exercise price for the Shares that will determine the amount of the payment to be received upon exercise of a SAR will be no less than 100% of the Fair Market Value per Share on the date of grant. No SAR may be exercised more than ten years from the grant date.

General

The NCGC Committee or the Board may impose restrictions on the grant, exercise or payment of an Award as it determines appropriate. Generally, Awards granted under the 2019 Incentive Plan shall be nontransferable except by will, by the laws of descent and distribution, by Rule 701 under the U.S. Securities Act of 1933, as amended, and by National Instrument 45-106 Prospectus Exemptions, to the extent applicable. No Participant shall have any rights as a shareholder with respect to Shares covered by Options, SARs, restricted stock awards, or RSUs, unless and until such Awards are settled in Shares.

No Option (or, if applicable, SARs) shall be exercisable, no Shares shall be issued, no certificates for Shares shall be delivered and no payment shall be made under the 2019 Incentive Plan except in compliance with all applicable laws.

The Board may amend, alter, suspend or terminate the 2019 Incentive Plan and the NCGC Committee or the Board may amend any outstanding Award at any time; provided that (i) such amendment, alteration, suspension, discontinuation, or termination shall be subject to the approval of Shareholders if such approval is necessary to comply with any applicable laws, (ii) no such amendment, alteration, suspension or termination may impair the rights of a Participant without the Participant’s written agreement, and (iii) such amendment, alteration, suspension, discontinuation, or termination is in compliance with CSE Policies.

In the event of any dividend, recapitalization, forward or reverse stock split, reorganization, merger, consolidation, split-up, split-off, combination, repurchase or exchange of Shares or other securities of Vireo, or other change in the corporate structure of Vireo affecting the Shares occurs, the NCGC Committee or the Board will make such adjustment, which is appropriate in order to prevent diminution or enlargement of the benefits or potential benefits to Participants under the 2019 Incentive Plan, to the number and class of shares of stock that may be delivered under the 2019 Incentive Plan and/or the number, class, and price of shares of stock covered by each outstanding Award.

In the event of a merger of Vireo with or into another entity or a change in control, each outstanding Award will be treated as the NCGC Committee or Board determine without a Participant’s consent, including, without limitation, that (A) Awards will be assumed, or substantially equivalent Awards will be substituted, by the acquiring or succeeding corporation with appropriate adjustments as to the number and kind of shares and prices; (B) upon written notice to a Participant, that the Participant’s Awards will terminate upon or immediately prior to the consummation of such merger or change in control; (C) outstanding Awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an Award will lapse, in whole or in part prior to or upon consummation of such merger or change in control, and, to the extent the NCGC Committee or the Board determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (D) (I) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such Award or realization of the Participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the NCGC Committee or the Board determines in good faith that no amount would have been attained upon the exercise of such Award or realization of the Participant’s rights, then such Award may be terminated by Vireo without payment), or (II) the replacement of such Award with other rights or property selected by the NCGC Committee or Board in its sole discretion; or (E) any combination of the foregoing. In the event that the successor corporation does not assume or substitute for the Award (or portion thereof), the Participant will fully vest in and have the right to exercise all of his or her outstanding Options and SARs, including Shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse, and, with respect to Awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

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

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth the beneficial ownership of Vireo’s Shares as of February 17, 2026 for (i) each member of the Board, (ii) each NEO, (iii) each person known to Vireo to be the beneficial owner of more than 5% of Vireo’s securities, and (iv) the directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities of which a person has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each beneficial owner listed in the table has sole voting and investment power with regard to the Vireo Shares owned by such person. The ownership percentages are based on the following Vireo Shares outstanding at the close of business on February 17, 2026: 1,057,131,571 Subordinate Voting Shares, 233,192 Multiple Voting Shares.

	Subordinate			Multiple
	Voting Shares			Voting Shares		Total(1)
			% of		% of	Number of
			Total		Total	Capital	% of
	Number		Subordinate	Number	Multiple	Stock	Total
	Beneficially		Voting	Beneficially	Voting	Beneficially	Capital
Name and Address of Beneficial Owner	Owned		Shares	Owned	Shares	Owned	Stock
Chicago Atlantic Opportunities, LLC(2)	108,101,862	(2)	10.0%	—	—	108,101,862	9.8%
Keith Capurro, Ryan Breeden, and KCRB LLC	61,093,465	(3)	5.8	—	—	61,093,465	5.7
Gary Primm and GEP Ventures, LLC	59,630,517	(4)	5.6	—	—	59,630,517	5.5
Roger Primm and RP Holding, LLC	59,630,517	(5)	5.6%	—	—	59,630,517	5.5%
NEOs and Directors
John Mazarakis	9,833,737	(6)	*	—	—	9,833,737	*
Tyson Macdonald	5,507,180	(7)	*	—	—	5,507,180	*
Sean Apfelbaum	137,855		*	—	—	137,855	*
Ross M. Hussey	906,653	(8)	*	16,803	7.2%	2,586,953	*
Victor E. Mancebo	807,867	(9)	*	—	—	807,867	*
Judd T. Nordquist	1,285,757	(10)	*	845	*	1,370,257	*
Kyle Kingsley	16,435,882		1.5	—	—	16,435,882	1.5
Directors and executive officers as a group (5 persons)(11)	40,377,785		3.8%	17,648	7.6%	42,142,585	3.9%

* Represents less than 1%

(1)	Total share values assume all outstanding Multiple Voting Shares have been converted to Subordinate Voting Shares. Each Multiple Voting Share is convertible into 100 Subordinate Voting Shares.
(2)	Reflects the Vireo Shares as reported on Form 4 filed with the SEC on June 13, 2025 on behalf of Chicago Atlantic Credit Opportunities, LLC (“CACO”), Chicago Atlantic Equity Fund LLC (“CAEF”), Chicago Atlantic

Credit (“CAC”), Chicago Atlantic Credit Company (“CACC”), Chicago Atlantic Advisers, LLC (“CAA”), Chicago Atlantic Group GP, LLC (“CAGGP”), Chicago Atlantic Group, LP (“CAG”), Chicago Atlantic GP Holdings, LLC (“CAGPH”), Chicago Atlantic Manager, LLC (“CAM”), Chicago Atlantic Opportunity GP, LLC (“CAOGP”), Chicago Atlantic Opportunity Portfolio, LP (“CAOP”). CAGGP is the general partner of CAG, which is the managing member of CAA, which is the investment manager of CACO and CAOP. CAGPH is the managing member of CAM, which is the managing member of CACO. CAGPH is also the sole member of CAOGP which is the general partner of CAOP. The business address for the foregoing entities is 420 N Wabash Ave, Suite 500, Chicago, Illinois 60611. Additionally, this reflects 6,091,179 exercisable warrants held collectively by the aforementioned entities, 15,680,000 of convertible debt, and 8,000,000 shares held by private funds affiliated with Chicago Atlantic.
(3)	Reflects the Vireo Shares as reported on Schedule 13D filed with the SEC on August 1, 2025, on behalf of Keith Capurro, Ryan Breeden and KCRB LLC. Mr. Capurro has sole voting and dispositive power over 1,781,570 subordinate voting shares and shared voting and dispositive power over 58,421,110 subordinate voting shares. Mr. Breeden has sole voting and dispositive power over 890,785 subordinate voting shares and shared voting and dispositive power over 58,421,110 subordinate voting shares. KCRB LLC has shared voting and dispositive power over 58,421,110. Mr. Capurro owns 65.7% of the ownership interests of KCRB LLC and Mr. Breeden owns 34.3% of the ownership interests of KCRB LLC. Mr. Capurro, Mr. Breeden and KCRB LLC acquired the subordinate voting shares described above as consideration for common stock of Deep Roots Holdings, Inc. when Vireo completed its acquisition of Deep Roots Holdings, Inc. on June 6, 2025. The address of Mr. Capurro and KCRB LLC is 2542 Meraki, Reno, NV 89508. The address of Mr. Breeden is 1813 South 9th Street, Las Vega, NV 89509.
(4)	Reflects the Vireo Shares as reported on Schedule 13G filed with the SEC on July 28, 2025, on behalf of Gary Primm and GEP Ventures, LLC, which have shared voting and dispositive power over 59,630,517 subordinate voting shares. The address for Mr. Primm is 3945 Jacob Lake Circle, Las Vegas, NV 89118. The address for GEP Ventures, LLC is P.O. Box 94825, Las Vegas, NV 89193.
(5)	Reflects the Vireo Shares as reported on Schedule 13G filed with the SEC on September 19, 2025, on behalf of Roger Primm and RP Holding, LLC, which have shared voting and dispositive power over 59,630,517 subordinate voting shares. The address for Mr. Primm is 5100 Franktown Road, Washoe Valley, NV 89704. The address for RP Holding, LLC is 5310 Kietzke Lane, Unit 101, Reno, NV 89511.
(6)	This amount does not include (i) the 13,300,000 Mazarakis Time-Vested RSUs, which will not become vested within 60 days of February 17, 2026, or (ii) the 19,000,000 Mazarakis Performance-Vested RSUs that are subject to vesting to the extent that performance objectives are met.
(7)	This amount does not include (i) the 6,650,000 Macdonald Time-Vested RSUs, which will not become vested within 60 days of February 17, 2026 or (ii) the 9,500,000 Macdonald Performance-Vested RSUs that are subject to vesting to the extent performance objectives are met.
(8)	Includes 787,741 Vireo Options to purchase Subordinate Voting Shares that are currently exercisable or exercisable within 60 days of February 17, 2026.
(9)	Includes 722,741 Vireo Options to purchase Subordinate Voting Shares that are currently exercisable or exercisable within 60 days of February 17, 2025.
(10)	Includes 1,143,315 Vireo Options to purchase Subordinate Voting Shares that are currently exercisable or exercisable within 60 days of February 17, 2026.
(11)	Includes all directors and current executive officers.

Item 13.Certain Relationships and Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

A related party transaction includes any transaction or proposed transaction in which Vireo is or will be a participant, the aggregate amount involved exceeds the lesser of $120,000 or 1% of the average of Vireo’s total assets at year-end for the last two completed fiscal years, and any related party has or will have a direct or indirect material interest. Related parties include any person who is or was (since January 1, 2024, even if such person does not presently serve in that role) an executive officer or director of the Company, any shareholder beneficially owning more than 5% of any class of our voting securities or an immediate family member of any such persons. The Audit Committee is charged with oversight over related party transactions in which the Company is a participant.

Transactions with Related Parties

Chicago Atlantic Group, LP (“CAG”), of which Mr. Mazarakis serves as partner, is an affiliate of Chicago Atlantic Admin, LLC (the “Agent”), the administrative and collateral agent under Vireo’s senior secured delayed draw term loan (the “Credit Facility”) granted pursuant to the credit agreement dated March 25, 2021, as amended (the “Credit Agreement”), which was fully retired on July 7, 2025, as discussed below. In addition, the Company’s wholly-owned subsidiary, Vireo Health of Minnesota, LLC was party to two credit agreements, dated as of May 20, 2024 and December 27, 2024, respectively, under which the Agent served as administrative agent and collateral agent, which were fully retired on July 7, 2025. Given his ownership interest in the Agent and its affiliates, Mr. Mazarakis has an approximate 28% interest in the Company’s transactions with the Agent.

During the year ended December 31, 2025, the Company assumed indebtedness due to CAG in connection with the consummation of the merger of the Company with Deep Roots Holdings, Inc. The Agent was the senior secured lender for Deep Roots Holdings, Inc. and its affiliates. Given Mr. Mazarakis’ ownership interest in the Agent and its affiliates, Mr. Mazarakis has an approximate 28% interest in the Deep Roots Holdings, Inc. debt transactions with the Agent. Deep Roots Holdings, Inc. had aggregate outstanding net debt with the Agent and/or its affiliates of approximately $19,200,000 at the time of the consummation of the merger, which debt continued to be held by Deep Roots Holdings, Inc. after the closing. During the year ended December 31, 2025, the Company also assumed indebtedness due to CAG in connection with the consummation of the mergers of the Company with NGH Investments, Inc. and Proper Holdings Management, Inc., which were the merger subisidiaries of Proper Holdings, LLC. The Agent was the senior secured lender for Proper Holdings, LLC and its affiliates. Given Mr. Mazarakis’ ownership interest in the Agent and its affiliates, Mr. Mazarakis has an approximate 28% interest in the NGH Investments, Inc. and Proper Holdings Management, Inc. debt transaction with the Agent. NGH Investments, Inc. and Proper Holdings Management, Inc. had aggregate outstanding net debt with the Agent and/or its affiliates of approximately $27,400,000 at the time of the consummation of the merger, which debt continued to be held by NGH Investments, Inc. and Proper Holdings Management, Inc. after the closing.

On July 7, 2025, the Company refinanced its outstanding indebtedness with CAG. In connection with this refinancing, the Company entered into a secured term loan (the “Chicago Atlantic Term Loan”), effective July 3, 2025, with Chicago Atlantic Opportunity Finance, LLC, as lender, the Agent, as administrative agent and collateral agent (the “2L Agent”), and Chicago Atlantic Credit Advisers, LLC, as lead arranger (the “Lead Arranger”).

The Chicago Atlantic Term Loan provides for an initial principal amount of $33,000,000, together with a $50,000,000 million accordion feature available to support future strategic initiatives, subject to the sole discretion of the lender and the 2L Agent. Amortization payments are due and payable monthly beginning November 30, 2025, in an amount equal to 1% of the outstanding loan principal. All unpaid principal and accrued interest are due and payable on the maturity date of October 2, 2028, with an option to extend the maturity for an additional one-year period, subject to the payment of an extension fee equal to 1% of all loans advanced under the Chicago Atlantic Term Loan.

The Chicago Atlantic Term Loan bears interest at a rate equal to the Prime Rate (subject to a 7.5% floor) plus 5.5% per annum. The Company believes the terms of the Chicago Atlantic Term Loan are no less favorable to the Company than those that could have been obtained from unaffiliated third parties at the time the transaction was entered into. Given his ownership interest in the Agent and its affiliates, Mr. Mazarakis has an approximate 28% interest in the Company’s transactions with the Agent.

The proceeds of the Chicago Atlantic Term Loan were used to: (i) retire all of the Company’s existing senior secured debt held with the Agent in the amount of approximately $114,000,000; (ii) recapture approximately $10,000,000 of secured loans paid at closing by the Company in connection with the WholesomeCo., Inc. merger; (iii) retire its existing first priority interest in $10,000,000 convertible notes issued on November 1, 2024 pursuant to the Joinder and Tenth Amendment to Credit Agreement by and among the Company and certain of its subsidiaries party thereto as borrowers, the lenders party thereto, and the Agent (the “2024 Convertible Notes”); (iv) refinance the undrawn amount of the first priority interest $11,500,000 secured credit agreement among the Company, the Company’s wholly-owned subsidiary, Vireo Health of Minnesota, LLC, and Chicago Atlantic Lincoln, LLC; and (v) refinance the undrawn first priority $15,000,000 principal amount loan with Stearns Bank National Association. All remaining proceeds were used to pay transaction-related expenses.

In July 2025, the Company retired the 2024 Convertible Notes, as discussed above, and issued a $10,000,000 convertible note to Chicago Atlantic Opportunity Finance, LLC (the “2025 Convertible Notes”), with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing (i) the sum of (A) the result of $10,000,000 minus 50.00% of the aggregate amount of all 2025 Convertible Notes repaid plus (B) all accrued but unpaid interest of the 2025 Convertible Notes on the date of such conversion by (ii) a conversion price equal to $0.625. The rights and conversion set forth in the 2025 Convertible Notes shall be exercised in whole, and not in part, on the same date.

As of December 31, 2025, $32,670,000 in aggregate principal amount was outstanding under the Chicago Atlantic Term Loan, and $9,900,000 was outstanding under the 2025 Convertible Notes. During the year ended December 31, 2025, the Company refinanced approximately $124,000,000 of principal held by CAG, paid approximately $9,300,000 in interest expense, paid approximately $330,000 in principal, and paid $3,700,000 in make-whole fees.

In June 2025, Chicago Atlantic Advisers, LLC entered into consulting agreements, effective January 1, 2025, with WholesomeCo, Inc., Proper Holdings, LLC and Deep Roots Harvest, Inc., providing for the provision of certain underwriting services, legal services, accounting services, data analytics services, and real estate services by Chicago Atlantic Advisers, LLC. Pursuant to each consulting agreement, Chicago Atlantic Advisers, LLC receives a consulting fee of $8,333 per month, as well as reimbursement for all reasonable and documented out-of-pocket expenses incurred by Chicago Atlantic Advisers, LLC in connection with the performance of services under the agreement. These consulting agreements continue until terminated by a party with five calendar days prior written notice. The Company assumed each of these agreements upon its mergers with WholesomeCo, Inc., NGH Investments, Inc. and Proper Holdings Management, Inc. and Deep Roots Harvest, Inc. CAG, of which Mr. Mazarakis serves as partner, is an affiliate of Chicago Atlantic Advisers, LLC.

In June 2025, each of the Company, Vireo Health of New York, Vireo Health of Minnesota, and MaryMed LLC entered into a series of consulting agreements, effective January 1, 2025, with Chicago Atlantic Advisers, LLC for the provision of certain underwriting services, legal services, accounting services, data analytics services and real estate services by Chicago Atlantic Advisers, LLC. Pursuant to the consulting agreements, Chicago Atlantic Advisers, LLC receives a consulting fee of $91,666 in total per month, as well as reimbursement for all reasonable and documented out-of-pocket expenses incurred by Chicago Atlantic Advisers, LLC in connection with the performance of services under the agreement. This consulting agreement continues until terminated by a party with five calendar days prior written notice. CAG, of which Mr. Mazarakis serves as partner, is an affiliate of Chicago Atlantic Advisers, LLC. Given his ownership interest in Chicago Atlantic Advisers, LLC and its affiliates, Mr. Mazarakis has an approximate 28% interest in the Company’s transactions with Chicago Atlantic Advisers, LLC.

As of December 31, 2025 and 2024, there was $1,994,930 and $0, respectively, due to CAG, approximately $1,500,000 of which was principally in connection with the consulting agreements described above, with the remaining amount representing accrued interest on the Chicago Atlantic Term Loan.

During the year ended December 31, 2024, the Company paid CAG $712,720 in consulting fees related to the then-proposed business combinations of the Company with each of (i) Deep Roots Holdings, Inc., a Nevada corporation; (ii) Proper Holdings Management, Inc. and NGH Investments, Inc., both Missouri corporations; and (iii) WholesomeCo, Inc., a Delaware corporation. Given his ownership interest in Chicago Atlantic Advisers, LLC and its affiliates, Mr. Mazarakis has an approximate 28% interest in the Company’s transactions with CAG.

Prior to his appointment as the Company’s Chief Executive Officer, Tyson Macdonald represented Deep Roots in the Deep Roots Merger as a Managing Partner for TrueRise Capital, which provided strategic financial advisory services to Deep Roots in connection with the Deep Roots Merger. Mr. Macdonald owns 60% of the equity interests of TrueRise Capital. TrueRise Capital was paid a fee equal $1,500,000 at closing of the Deep Roots Merger.

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

Auditor Fees

The Audit Committee charter requires the pre-approval of any and all audit services and permissible non-audit services to be performed by Vireo’s independent public accounting firm. All fees and services described in the table below were pre-approved by the Audit Committee. The aggregate fees billed for professional services provided by Davidson & Company LLP for the fiscal years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Audit Fees	$1,424,402	$802,859
Tax Fees(1)	$18,011	$106,568
Total	$1,442,413	$909,427

(1)	Includes fees for services related to preparing and filing Form T1134 Information Return Relating to Controlled and Not Controlled Foreign Affiliates of Vireo and the T2 Corporation Income Tax Return together with related schedules.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1+

Arrangement Agreement between Verano Holdings Corp. and Goodness Growth Holdings, Inc., dated January 31, 2022 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 3, 2022)

2.2

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc., Deep Roots Holdings, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.3

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc., Proper Holdings, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.4

Agreement and Plan of Merger, dated as of December 18, 2024, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc., WholesomeCo, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

2.5

First Amendment to Merger Agreement, by and among Vireo PR Merger Sub Inc., Vire PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc. and Proper Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2025)

2.6

First Amendment to Merger Agreement, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc. and Deep Roots Holdings, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2025)

2.7

First Amendment to Merger Agreement, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc. and WholesomeCo, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2025)

2.8

Second Amendment to Merger Agreement, dated as of June 5, 2025, by and among Vireo PR Merger Sub Inc., Vireo PR Merger Sub II Inc., Vireo Growth Inc., NGH Investments, Inc., Proper Holdings Management, Inc. and Proper Holdings, LLC (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on June 6, 2025)

2.9

Second Amendment to Merger Agreement, dated as of June 6, 2025, by and among Vireo DR Merger Sub Inc., Vireo Growth Inc. and Deep Roots Holdings, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on June 12, 2025)

2.10

Second Amendment to Merger Agreement, dated as of May 12, 2025, by and among Vireo WH Merger Sub Inc., Vireo Growth Inc. and WholesomeCo, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on May 12, 2025)

2.11

Restructuring Support Agreement, dated October 10, 2025, by and between, Medicine Man Technologies, Inc. d/b/a Schwazze and Vireo Health of Colorado, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 14, 2025)

2.12**	Agreement and Plan of Merger, dated December 22, 2025, by and among Vireo Growth Inc., Simple Merger Sub inc., Eaze Inc., and FoundersJT, as the Stockholder Representative
3.1	Articles of Vireo Growth Inc. dated June 25, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed July 1, 2024)

3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2021)

3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 9, 2021)

3.4	Notice of Alteration, Notice of Articles and Certificate of Name Change dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 1, 2024)

4.1	Description of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2020)

4.2	Form of Warrant Agreement for Credit Facility’s Lenders and Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021)

4.3	Form of Voting Support Agreement dated January 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2022)

4.4	Form of Warrant Certificate dated April 28, 2023 (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed on August 4, 2023)

4.5	Form of Convertible Note dated April 28, 2023 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1 filed on August 4, 2023)

10.1†#	Vireo Health, Inc. 2018 Equity Incentive Plan

10.2†#	Vireo Health International, Inc. 2019 Equity Incentive Plan

10. 3†#	Form of Incentive Stock Option Agreement under the Vireo Health, Inc. 2018 Equity Incentive Plan

10.4†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Directors)

10.5†#	Form of Incentive Stock Option Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan (Officers)

10.6#*	Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated October 23, 2017

10.7#	First Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated December 7, 2018

10.8#	Second Amendment to Lease Agreement between IIP-NY 2 LLC and Vireo Health of New York, LLC, dated April 10, 2020

10.9#*	Commercial Lease Agreement by and between 100 Enterprise Drive, LLC and MaryMed, LLC, dated April 21, 2017

10.10#	Lease Amendment by and between 100 Enterprise Drive, LLC and MaryMed, LLC, effective as of May 8, 2020

10.11#*	Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated November 8, 2017

10.12#	First Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated December 7, 2018

10.13#	Second Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated September 25, 2019

10.14#	Third Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 18, 2020

10.15#	Fourth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated April 10, 2020

10.16†#	Employment Agreement between Vireo Health, Inc. and Kyle E. Kingsley, effective as of December 28, 2020

10.17+

Credit Agreement, dated March 25, 2021 by and among Vireo Health International, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2021)

10.18*+

Purchase and Sale Agreement and Joint Escrow Instructions, dated September 1, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.19*

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 24, 2021, by and between Vireo Health of New York, LLC and IIP-NY 2 LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.20*

Third Amendment to Lease Agreement, dated September 24, 2021, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.21+

Third Amendment to Credit Agreement, dated January 31, 2022, among Goodness Growth Holdings, Inc., the other Borrowers party thereto, the Lenders party thereto, and Chicago Atlantic Admin, LLC as agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2022)

10.22†

Amendment to Employment Agreement, dated February 2, 2022, by and among Kyle Kingsley, Goodness Growth Holdings, Inc., and Vireo Health, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 8, 2022)

10.23

Fourth Amendment to Credit Agreement, dated March 2, 2022, by and among Goodness Growth Holdings, Inc., and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC as administrative and collateral agent (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 15, 2022)

10.24†

Second Amendment to Employment Agreement, effective December 14, 2022, by and among Goodness Growth Holdings, Inc., Vireo Health, Inc., and Kyle Kingsley (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed March 31, 2023)

10.25†

Sixth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 31, 2023, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.45 to the our Registration Statement on Form S-1 filed August 4, 2023)

10.26†

Third Amendment to Employment Agreement among Goodness Growth Holdings, Vireo Health, Inc. and Kyle Kingsley, effective February 12, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2023)

10.27

Fifth Amendment to Lease Agreement between IIP-MN 1 LLC and Minnesota Medical Solutions, LLC, dated February 24, 2023  (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.28

Fourth Amendment to Lease Agreement, dated February 24, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.29

First Amendment to the Consulting Agreement, dated September 20, 2023, by and between Goodness Growth Holdings, Inc. and Grown Rogue Unlimited, LLC (incorporated by reference to Exhibit 10.48 to our Quarter Report on Form 10-Q for the quarter ended September 30, 2023)

10.30†

Goodness Growth Holdings, Inc. Nonstatutory Stock Option Agreement for Amber Shimpa dated December 21, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 9, 2024)

10.31

Fifth Amendment to Lease Agreement, dated October 27, 2023, by and between IIP-NY 2 LLC and Vireo Health of New York, LLC (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.32†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Kyle Kingsley, dated December 14, 2022 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.33†

Goodness Growth Holdings, Inc. Incentive Stock Option Agreement for Kyle Kingsley, dated January 4, 2023 (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.34†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Kyle Kingsley, dated December 14, 2022 (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.35†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (287,888 options), dated June 7, 2023. (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.36†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for John Heller (1,314,941 options), dated June 7, 2023. (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.37†

Goodness Growth Holdings, Inc. Non-Statutory Stock Option Agreement for Amber Shimpa, dated December 14, 2022. (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.38†

Goodness Growth Holdings, Inc. Non-Plan Restricted Stock Unit Agreement for Amber Shimpa, dated December 14, 2022. (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.39

Sixth Amendment to Lease Agreement, dated March 5, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC (incorporated by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2024)

10.40

Seventh Amendment to Lease Agreement, dated March 11, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC (incorporated by reference to Exhibit 10.67 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2024)

10.41†

Form of Goodness Growth Holdings, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Agreement (Employee Restricted Stock Unit Award) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 6, 2024)

10.42

Binding Letter of Intent, dated April 1, 2024, between Goodness Growth Holdings Inc. and ACE Venture Enterprises, Inc. (incorporated by reference to Exhibit 10.71 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.43

Eighth Amendment to Lease Agreement, dated April 1, 2024, by and between IIP-NY 2 LLC and Vireo Health of New York LLC (incorporated by reference to Exhibit 10.72 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.44

Seventh Amendment to Credit Agreement, dated as of April 30, 2024, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.73 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.45

Eighth Amendment to Credit Agreement, dated as of June 14, 2024, by and among Goodness Growth Holdings, Inc. and certain of its subsidiaries, the persons from time-to-time parties thereto as guarantors, the lenders party thereto, and Chicago Atlantic Advisers, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.74 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

10.46†	Separation Agreement between Vireo Growth Inc. and Joshua Rosen dated October 9, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 15, 2024)

10.47†	Consulting Agreement between Vireo Growth Inc. and Joshua Rosen dated October 10, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 15, 2024)

10.48†

Restated Employment Agreement between Vireo Growth Inc., Vireo Health, Inc. and Amber Shimpa dated October 9, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 15, 2024)

10.49

Joinder and Tenth Amendment to Credit Agreement, dated November 1, 2024, by and among Vireo Growth Inc., and certain of its subsidiaries, the lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 7, 2024)

10.50

Waiver and Ninth Amendment to Credit Agreement, dated as of July 31, 2024, by and among Vireo Growth Inc. and certain of its subsidiaries, the persons from time-to-time party thereto as guarantors, the lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.78 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

10.51	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed January 6, 2025)

10.52†

Employment Agreement, dated as of December 17, 2024, by and between Vireo Growth Inc. and John Mazarakis (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed December 23, 2024)

10.53†

Employment Agreement, dated as of December 17, 2024, by and between Vireo Growth Inc. and Tyson Macdonald (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed December 23, 2024)

10.54*

Credit Agreement, dated December 27, 2024, among Vireo Health of Minnesota, LLC, the guarantors party thereto, the lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 3, 2025)

10.55

Construction and Business Loan Agreement, dated December 31, 2024, among Vireo Health of Minnesota, LLC, Vireo Health Inc., Vireo Growth Inc. and Stearns Bank National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 3, 2025)

10.56†**	Form of Restricted Stock Unit Agreement under the Vireo Health International, Inc. 2019 Equity Incentive Plan

10.57†

First Amendment to Employment Agreement, dated March 6, 2025, by and between Vireo Growth Inc. and John Mazarakis (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 10, 2025)

10.58†

First Amendment to Employment Agreement, dated March 6, 2025, by and between Vireo Growth Inc. and Tyson Macdonald (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 10, 2025)

10.59†*	Restricted Stock Unit Agreement (Performance Vesting) for John Mazarakis dated May 9, 2025 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 12, 2025)
10.60†**	Restricted Stock Unit Agreement (Time Vesting) for John Mazarakis dated May 9, 2025
10.61†*	Restricted Stock Unit Agreement (Performance Vesting) for Tyson Macdonald dated May 9, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 12, 2025)
10.62†**	Restricted Stock Unit Agreement (Time Vesting) for Tyson Macdonald dated May 9, 2025
10.63+

Credit Agreement, dated as of May 9, 2022, among Proper Holdings, LLC, New Growth Horizon, LLC, NGH Investments, LLC, any Guarantors thereto, the lenders from time to time party thereto, and Chicago Atlantic Admin, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 13, 2025)

10.64

Loan and Security Agreement, dated as of April 15, 2024, among Deep Roots Harvest, Inc., Deep Roots Aria Acqco, Inc., Deep Roots Properties, LLC, Deep Roots Operating, Inc., Deep Roots Holdings, Inc., any

additional Guarantor from time to time, the creditors party thereto, and Chicago Atlantic Admin, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 13, 2025)

10.65+

Asset Purchase Agreement, dated as of February 14, 2024, by and between Occidental Group, Inc. and New Growth Horizon, LLC (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on August 13, 2025)

10.66+

Asset Purchase Agreement, dated as of August 20, 2024, by and among ROI Wellness Center IV, LLC, the beneficial owners of ROI Wellness Center IV, LLC, and New Growth Horizon, LLC (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 13, 2025)

10.67

Management Services Agreement, dated as of May 24, 2025, by and among New Growth Horizon, LLC, Nirvana Investments, LLC, each of Nirvana’s subsidiaries, and Proper Holdings Management, Inc. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 13, 2025)

10.68

First Amendment to Credit Agreement, December 23, 2024, among Proper Holdings, LLC, New Growth Horizon, LLC, NGH Investments, Inc., Chicago Atlantic Admin, LLC, as administrative agent and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on August 13, 2025)

10.69+

Loan and Security Agreement, effective July 3, 2025, by and among Vireo Growth Inc. and each of its subsidiaries, the Guarantors from time to time party thereto, the financial institutions from time to time party thereto as Lenders, East West Bank, as Administrative Agent for the Lenders, and Western Alliance Bank, as Co-Administrative Agent for the Lenders, East West Bank, as collateral agent for the Lenders, and East West Bank and Western Alliance Bank, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2025)

10.70+

Secured Term Loan, effective July 3, 2025, by and among Vireo Growth Inc. and each of its subsidiaries, the Guarantors from time to time party thereto, Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent, and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2025)

10.71	Convertible Note Secondary Sale and Purchase Agreement (Form A) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 2025

10.72	Convertible Note Secondary Sale and Purchase Agreement (Form B) incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 8, 2025)
10.73+***

Asset Purchase Agreement, dated December 16, 2025, by and among, Vireo Health, Inc., Vireo Growth Inc., the entities set forth on the “Company” signature page attached thereto, PharmaCann Inc., and Argent Institutional Trust Company, as collateral agent under the Indenture

10.74	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2025)

10.75†**	Employment Letter Agreement between Vireo Growth Inc. and Sean Apfelbaum, dated as of July 28, 2025

19	Vireo Growth Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed on March 4, 2025)
21.1**	List of Subsidiaries of Vireo Growth Inc.

23.1**	Consent of Davidson & Company LLP

24.1**	Power of Attorney (included on signature page)

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1˄	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Includes the following financial and related information from Vireo Growth’s Annual Report on Form 10-K as of and for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements

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

Date: March 17, 2026	VIREO GROWTH INC.
	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer

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

Name and Signature	Title	Date

/s/ John Mazarakis John Mazarakis	Chief Executive Officer, Director and Co-Executive Chairman (Principal Executive Officer)	March 17, 2026

/s/ Tyson Macdonald Tyson Macdonald	Chief Financial Officer (Principal Financial Officer)	March 17, 2026

/s/ Joseph Duxbury Joseph Duxbury	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2026

/s/ Ross M. Hussey Ross M. Hussey	Director	March 17, 2026

/s/ Victor Mancebo Victor Mancebo	Director	March 17, 2026

/s/ Judd T. Nordquist Judd T. Nordquist	Director	March 17, 2026

/s/ Kyle E. Kingsley Kyle E. Kingsley	Co-Executive Chairman and Director	March 17, 2026