Form 10-Q
period 2026-03-31
Vireo Growth Inc.
filed 2026-05-12
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares –1,360,581,362; Multiple Voting Shares –232,490; and Super Voting Shares – 0.

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In Millions of U.S. Dollars, except per share amounts, unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash	$122.4	$102.2
Restricted cash	15.4	20.3
Marketable securities	1.0	1.0
Accounts receivable, net of credit losses of $1.8 million and $1.3 million, respectively	16.1	13.8
Income tax receivable	18.3	22.8
Inventory	76.1	60.0
Prepayments and other current assets	6.5	3.8
Warrants held	0.9	1.7
Notes receivable	1.3	79.2
Assets held for sale	0.3	0.3
Total current assets	258.3	305.1
Property and equipment, net	232.3	217.5
Operating lease, right-of-use asset	84.2	53.4
Intangible assets, net	194.0	117.5
Goodwill	123.8	87.5
Investments	6.0	6.0
Deposits	4.4	4.4
Indemnified tax assets	25.8	25.8
Total assets	$928.8	$817.2
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$58.3	$50.3
Convertible debt, current portion	1.3	1.3
Long-term debt, current portion	16.3	16.3
Right of use liability, current	6.1	3.6
Uncertain tax liability	133.8	120.0
Derivative liability	—	0.2
Total current liabilities	215.8	191.7
Right-of-use liability	174.4	146.3
Long-term debt, net	197.3	127.6
Convertible debt, net	8.3	8.6
Contingent consideration	30.0	24.4
Deferred tax liabilities	8.1	10.2
Other long-term liabilities	0.8	1.0
Total liabilities	634.7	509.8

Commitments and contingencies

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized; 1,057,201,771 shares issued and outstanding at March 31, 2026, and 1,057,131,571 at December 31, 2025)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized; 232,490 shares issued and outstanding at March 31, 2026 and 233,192 at December 31, 2025)	—	—
Additional paid in capital	614.0	607.0
Accumulated deficit	(319.9)	(299.6)
Total stockholders' equity	$294.1	$307.4
Total liabilities and stockholders' equity	$928.8	$817.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In Millions of U.S. Dollars, except share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$106.2	$24.5
Cost of sales
Product costs	46.4	11.7
Non-cash product costs	0.2	—
Inventory valuation adjustments	0.3	0.4
Gross profit	59.3	12.4
Operating expenses:
Selling, general and administrative expenses	30.8	7.4
Transaction related expenses	8.7	1.2
Stock-based compensation expenses	7.0	1.5
Depreciation	1.1	0.1
Amortization	2.7	0.2
Total operating expenses	50.3	10.4

Income (loss) from operations	9.0	2.0

Other income (expense):
Interest expenses, net	(4.2)	(4.0)
Interest expense on finance lease liabilities - Minnesota & New York	(3.6)	(3.6)
Gain (loss) on change in the fair value of contingent consideration	(5.5)	—
Derivative gain (loss)	0.1	—
Other income (expenses)	—	0.8
Other income (expenses), net	(13.2)	(6.8)

Income (loss) before income taxes	(4.2)	(4.8)

Deferred income tax recoveries (expenses)	2.2	—
Current income tax expenses	(18.3)	(1.7)
Net loss and comprehensive loss	(20.3)	(6.5)
Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares used in computation of net loss per share - basic and diluted	1,080,450,771	366,800,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Millions of U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS				Total
					Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2025	337,512,681	$—	285,371	$—	$287.0	$(231.4)	$55.6
Conversion of MVS shares	720,100	—	(7,201)	—	—	—	—
Stock-based compensation	—	—	—	—	1.5	—	1.5
Stock issuance	1,077,859	—	—	—	—	—	—
Net settlement of stock-based compensation	(239,633)	—	—	—	(0.1)	—	(0.1)
Options exercised	138,655	—	—	—	—	—	—
Warrants exercised	265,626	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(6.5)	(6.5)
Balance at March 31, 2025	339,475,288	$—	278,170	$—	$288.4	$(237.9)	$50.5

Balance, January 1, 2026	1,057,131,571	—	233,192	—	607.0	(299.6)	307.4
Conversion of MVS shares	70,200	—	(702)	—	—	—	—
Stock-based compensation	—	—	—	—	7.0	—	7.0
Net Loss	—	—	—	—	—	(20.3)	(20.3)
Balance at March 31, 2026	1,057,201,771	$—	232,490	$—	$614.0	$(319.9)	$294.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions of U.S. Dollars, unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20.3)	$(6.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of inventory step up included in product costs	0.2	—
Inventory valuation adjustments	0.3	0.4
Depreciation	1.1	0.1
Depreciation capitalized into inventory	2.9	0.5
Non-cash operating lease expense	1.1	0.1
Amortization of intangible assets	2.7	0.2
Stock-based compensation	7.0	1.3
Warrants held	0.8	0.5
Derivative (gain) loss	(0.1)	—
Interest Expense	1.1	1.2
Bad debt expense	0.1	—
Accretion of interest on right-of-use finance lease liabilities	—	0.1
(Gain) loss on change in the fair value of contingent consideration	5.5	—
Change in operating assets and liabilities:
Accounts Receivable	(1.1)	0.6
Prepaid expenses	(2.0)	(0.1)
Inventory	(2.2)	(2.0)
Income taxes	4.5	0.7
Deferred income tax expense (benefit)	(2.2)	—
Uncertain tax position liabilities	13.8	1.6
Accounts payable and accrued liabilities	—	1.8
Changes in operating lease liabilities	(1.3)	(0.4)
Change in assets and liabilities held for sale	—	(3.5)
Net cash provided by (used in) operating activities	11.9	(3.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10.8)	(1.1)
Acquisition of Schwazze, net of cash received	18.2	—
Capitalized software development costs	(0.5)	—
Deposits	1.1	—
Net cash provided by (used in) investing activities	8.0	(1.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt principal payments	(4.5)	(0.9)
Lease principal payments	(0.1)	—
Net cash provided by (used in) financing activities	(4.6)	(0.9)

Net change in cash	15.3	(5.4)

Cash and restricted cash, beginning of period	122.5	91.6

Cash and restricted cash, end of period	$137.8	$86.2

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

Vireo Growth was founded in 2014 as a medical cannabis company and has since developed a disciplined, strategically aligned platform within the cannabis industry. The Company’s mission is to provide safe access, quality products, and value to its customers. Vireo Growth operates cultivation, production, and dispensary facilities in Colorado, Maryland, Minnesota, Missouri, Nevada, New Mexico, New York, and Utah. The Company allocates capital and talent to areas expected to generate long-term value and operates with a commitment to accountability, efficiency, and its stakeholders, including customers, employees, shareholders, and the communities it serves.

While marijuana and CBD-infused products are legal under the laws of several U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act (the “CSA”) classifies all “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, has no accepted medical use in the United States, and lacks accepted safety for use under medical supervision. Recent federal action regarding rescheduling, however, expressly acknowledges the distinction between medical cannabis and adult-use cannabis by indicating that medical cannabis as an accepted use for treating certain conditions.

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

On April 28, 2026, the DEA issued a final rule that rescheduled to Schedule III (i) U.S. Food and Drug Administration (“FDA”)-approved drug products containing marijuana and (ii) marijuana in any form covered by a state medical marijuana license. To enable state-licensed medical marijuana entities to operate compliantly under Schedule III, the DEA also created a new pathway for state-licensed medical marijuana operators to apply for registration to operate as manufacturers, distributors, and/or dispensers. The final rule indicates that the DEA will process registration applications from “early applicants” (i.e., applicants that submit in the first 60 days) within six months, and all such “early applicants” may continue operating during the pendency of review.

Notably, as a consequence of the partial rescheduling, state medical marijuana licensees will no longer be subject to the deduction disallowance under Section 280E of the U.S. Internal Revenue Code. This may allow state-licensed medical marijuana entities to deduct ordinary and necessary business expenses in the same manner currently allowed for other industries. Thus, the recent rescheduling rule could represent a meaningful opportunity for federal tax relief.

Importantly, adult-use marijuana remains a Schedule I substance, regardless of state licensure. Future rescheduling of adult-use marijuana to Schedule III without the current limitations could still occur, as the rulemaking process will continue with a DEA hearing scheduled for June 29, 2026.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the United States

Securities and Exchange Commission (“SEC”) on March 17, 2026, (the "Annual Financial Statements"). There have been no material changes to the Company’s significant accounting policies.

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements reflect the accounts of the Company. The information included in these statements should be read in conjunction with the Annual Financial Statements. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the following entities that were wholly owned, or effectively controlled by the Company during the period ended March 31, 2026:

Name of entity	Place of incorporation
HiColor, LLC	Minnesota, USA
MaryMed, LLC	Maryland, USA
Vireo Health of Minnesota, LLC	Minnesota, USA
MJ Distributing C201, LLC	Nevada, USA
MJ Distributing P132, LLC	Nevada, USA
Resurgent Biosciences, Inc.	Delaware, USA
Verdant Grove, LLC	Delaware, USA
Vireo Health de Puerto Rico, LLC	Puerto Rico
CO Acquisition Vehicle, LLC	Delaware, USA
Vireo Health of Rocky Mountain, LLC	Delaware, USA
Vireo Health of Colorado, LLC	Colorado, USA
Vireo Health of CO, LLC	Delaware, USA
Vireo Health of CO II, LLC	Delaware, USA
Vireo Health of Denver Metro, LLC	Delaware, USA
Vireo Health of DTC, LLC	Delaware, USA
Vireo Health of Foothills, LLC	Delaware, USA
Vireo Health of Las Cruces, LLC	Delaware, USA
Vireo Health of Mile High, LLC	Delaware, USA
Vireo Health of NM, LLC	Delaware, USA
Vireo Health of Noco, LLC	Delaware, USA
Vireo Health of Santa Fe, LLC	Delaware, USA
Vireo Health of Soco, LLC	Delaware, USA
Vireo Health of Western Slope, LLC	Delaware, USA
Retail Management Associates, LLC	Arizona, USA
Vireo Health of Nevada I, LLC	Nevada, USA
Vireo Health of New York LLC	New York, USA
Vireo Health of Puerto Rico, LLC	Delaware, USA
Vireo Health, Inc.	Delaware, USA
Vireo Health of Arcadia, LLC	Delaware, USA
200 W 24th Holdings, LLC	Delaware, USA
Vireo of Charm City, LLC	Maryland, USA
Vireo PR Merger Sub Inc.	Missouri, USA
Vireo PR Merger Sub II Inc.	Missouri, USA
Deep Roots Holdings, Inc.	Nevada, USA
WholesomeCo, Inc.	Delaware, USA
New Growth Horizon, LLC	Missouri, USA
Nirvana Investments, LLC and Subsidiaries	Missouri, USA
2178 State Highway 29A LLC	New York, USA
Vireo Marketing, LLC	Minnesota, USA
Deep Roots Harvest, Inc.	Nevada, USA
Deep Roots Aria AcqCo, Inc.	Nevada, USA
Deep Roots Operating, Inc.	Nevada, USA
Deep Roots Properties, LLC	Nevada, USA
WC Staffing, LLC	Utah, USA
Wholesome Goods, LLC	Utah, USA
Wholesome Ag, LLC	Utah, USA
Wholesome Direct, LLC	Utah, USA
Wholesome Therapy, LLC	Utah, USA
Arches IP, Inc.	Delaware, USA

The entities listed above were formed or acquired to support the intended operations of the Company. All intercompany transactions and balances have been eliminated from the Company's unaudited condensed consolidated financial statements.

Recently adopted accounting pronouncements

None.

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue subordinate voting shares were exercised or converted into subordinate voting shares of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of subordinate voting shares and the number of potential dilutive subordinate voting share equivalents outstanding during the period. Potential dilutive subordinate voting share equivalents consist of the incremental subordinate voting shares issuable upon the exercise of vested stock options and the incremental shares issuable upon conversion of the convertible notes. Potential dilutive subordinate voting share equivalents consist of stock options, warrants, and restricted stock units (“RSUs”).

In computing diluted earnings per share, subordinate voting share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the subordinate voting share equivalents would be anti-dilutive. The Company recorded a net loss for the three month periods ended March 31, 2026 and 2025, as presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding for the three-month periods ended March 31, 2026 and 2025, were as follows:

	Three Months Ended
	March 31,
	2026	2025
Stock options	34,629,892	30,731,300
Warrants	15,503,937	18,541,586
RSUs	59,565,217	71,156,247
Convertible debt	15,680,000	16,000,000
Total	125,379,046	136,429,133

Revenue Recognition

The Company’s primary source of revenue is from the wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Three Months Ended March 31,
	2026	2025
Retail	$89.9	$19.2
Wholesale	16.3	5.3
Total	$106.2	$24.5

New accounting pronouncements not yet adopted

None.

3. Business Combinations and Dispositions

Acquisitions

Schwazze

As previously disclosed, in connection with the acquisition of a majority of the outstanding principal amount of 13% Senior Secured Convertible Notes due December 7, 2026 (the “Senior Secured Notes”) of Medicine Man Technologies, Inc. d/b/a Schwazze (“Schwazze”), Vireo Health of Colorado, LLC, a Colorado limited liability company (“VHC”) and wholly-owned subsidiary of the Company entered into a restructuring support agreement (the “RSA”) with Schwazze and certain related entities on October 9, 2025. Prior to the closing of the Asset Sale (as defined below), a wholly owned subsidiary of the Company, CO Acquisition Vehicle, LLC, a Delaware limited liability company (“CO Acquisition”), acquired the remaining Senior Secured Notes, and as of the closing of the Asset Sale, the Company indirectly held all of the issued and outstanding Senior Secured Notes.

The RSA set forth a plan to restructure the operations and capital structure of Schwazze and its subsidiaries through a series of transactions, including, but not limited to (i) the purchase of certain assets representing a majority of the total assets of Schwazze and its subsidiaries (the “Asset Sale”) by a newly-formed entity, Vireo Health of Rocky Mountain, LLC, a Delaware limited liability company (“Vireo Health of Rocky Mountain”), that, as of the closing of the Asset Sale, is majority owned indirectly by the Company, and (ii) the liquidation of Schwazze’s remaining assets and winding down of Schwazze’s remaining operations after consummation of the Asset Sale.

The RSA provided for the Asset Sale to be effected by way of a public disposition of collateral pursuant to § 9-610 and 9-611 of the Uniform Commercial Code. As previously disclosed, on November 13, 2025, a public auction of Schwazze’s collateral was completed, and the collateral agent under the indenture governing the Senior Secured Notes, acting at the direction of VHC, credit bid approximately $111.0 million principal amount of Senior Secured Notes on behalf of VHC and other noteholders (the “Credit Bid”). The Credit Bid was determined to be the winning bid upon conclusion of the auction. Following, the auction, Schwazze entered into an asset purchase agreement with Vireo Health of Rocky Mountain and certain other parties on November 13, 2025 (as amended, the “Asset Purchase Agreement”).

On February 27, 2026, CO Acquisition was acquired by VHC pursuant to a membership interest purchase agreement. Prior to the acquisition, CO Acquisition entered into a First Amendment to Loan and Security Agreement (the “CO Acquisition LSA Amendment”) on February 26, 2026, which amended a Loan and Security Agreement, dated as of September 30, 2025 (as amended, the “CO Acquisition LSA”) by and among CO Acquisition as borrower, Chicago Atlantic Admin, LLC, as administrative agent and the lenders party thereto (the “CO Acquisition Lenders”). The CO Acquisition LSA provides for a term loan facility with a total principal commitment of $26 million, of which $25.0 million was advanced on the closing date of the CO Acquisition LSA with $10 million disbursed to the borrower and $15.0 million held in reserve. Pursuant to the CO Acquisition LSA Amendment, the CO Acquisition Lenders released the remaining $15.0 million held in reserve to be used by CO Acquisition to fund its commitment as a lender under the LSA.

On March 19, 2026, pursuant to the terms of the Asset Purchase Agreement, the assets subject to the Asset Sale, consisting of 45 total dispensaries in Colorado and New Mexico and two manufacturing facilities, one in each of Colorado and New Mexico, were transferred to Vireo Health of Rocky Mountain (and certain of its designated subsidiaries) in consideration for (i) the Credit Bid and (ii) the assumption of certain specified liabilities of Schwazze. The Credit Bid resulted in the discharge of the Senior Secured Notes at Closing. Additionally, equity interests in Vireo Health of Rocky Mountain were distributed by the collateral agent to an indirect wholly owned subsidiary of the Company, which as of the closing of the Asset Sale, held all of the issued and outstanding Senior Secured Notes. As a result of this distribution and certain other transactions, the subsidiary of the Company became the majority owner of Vireo Health of Rocky Mountain.

The Company analyzed the acquisition under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and determined that the Asset Sale should be accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The goodwill arising from the Asset Sale primarily consists of the synergies and economies of scale expected from combining the operations of the Company and Vireo Health of Rocky Mountain, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Vireo Health of Rocky Mountain
Assets
Cash and cash equivalents	$18.2
Inventory	14.4
Receivables	1.4
Other current assets	0.6
Property and equipment	10.5
Operating lease, right-of-use asset	31.6
Deposits	1.1
Intangible assets, license	78.7
Goodwill	36.3
Total assets	192.8
Liabilities
Accounts payable and accrued liabilities	10.7
Right-of-use liability	31.6
Long-term debt, net	72.5
Total liabilities	114.8
Net assets acquired	$78.0

Consideration:
Share consideration	$78.0
Total Consideration	$78.0

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

Supplemental pro forma information (unaudited) for Vireo Health of Rocky Mountain

The unaudited pro forma information for the periods set forth below gives effect to the Asset Sale as if the acquisition had occurred on January 1, 2026. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.

Proforma revenues attributable to subordinate voting shareholders for the three month period ended March 31, 2026, were $29.4 million. Proforma net loss attributable to subordinate voting shareholders for the three month period ended March 31, 2026 were $10.2 million.

Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

Purchase Price Allocations

The above purchase price allocations are provisional specifically for determination fair value of assets and liabilities including measurement of working capital adjustments pending the adjustment periods defined within the acquisition transaction agreements.

The Company will continue to examine the above during the measurement period and adjustments will be made based on facts and circumstances that existed at the acquisition date once subsequently finalized and within the measurement period.

The Mergers

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

The consideration paid to acquire each of Deep Roots, Proper and Wholesome was based, in each case, in part, on an estimated multiple of a 2024 “Closing EBITDA,” which was pro forma for pending acquisitions, planned new retail openings and expansion projects, and a $0.52 share reference price for the Company’s subordinate voting shares (each subordinate voting share an “SVS” and collectively, the “SVSs”).

Pursuant to the Merger Agreements, former stockholders of Proper, Wholesome, and certain former stockholders of Deep Roots may qualify for earnout payments made with the Company’s SVSs following December 31, 2026, based on each target’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) (as defined in the applicable Merger Agreement) growth compared to such target’s Closing EBITDA (as defined in the applicable Merger Agreement) (plus, with respect to Deep Roots, $1.0 million in EBITDA attributed to a new retail location) (at a 4x multiple), adjusted for incremental debt and certain other matters, respectively, and paid out using a share price for the Company’s SVSs of the higher of $1.05 or the 20-day volume weighted average price of the Company’s SVSs on the Canadian Securities Exchange (“CSE”), converted to United States Dollars based on the average exchange rate posted by the Bank of Canada as of the end of each trading day during such 20-day period, as reported by Bloomberg Finance L.P. (the “VWAP”) as of December 31, 2026. The Closing EBITDA for Deep Roots, Proper and Wholesome are $30.0 million, $31.0 million, and $16.0 million, respectively. EBITDA growth is defined as the increase between the Closing EBITDA and the higher of 2026 Adjusted EBITDA or the trailing nine-month annualized Adjusted EBITDA as of immediately prior to December 31, 2026. In no event shall the number of earnout shares issued under each Merger Agreement exceed the number of shares issued as closing merger consideration under each Merger Agreement.

Each of the Merger Agreements provides for the clawback of up to 50% of the upfront merger consideration (excluding, in the case of Proper and Wholesome, the amounts described in the next paragraph that are attributable to Arches, as defined below) on December 31, 2026, if (1) for Wholesome and Deep Roots, (a) 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA, and (b) the retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of immediately prior to December 31, 2026 is greater than $1.05 per share, and (2) for Proper, 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA. The amount of shares subject to a clawback would be equal to the Acquisition Multiple (as defined in each Merger Agreement) of 4.175 for each of Deep Roots, Proper and Wholesome, respectively, multiplied by the EBITDA shortfall, and subject to certain other adjustments for incremental debt and certain other matters, set forth in the applicable Merger Agreement, divided by $0.52 per share.

In connection with the Merger Agreement with Wholesome (the “Wholesome Merger Agreement”) and the Merger Agreement with Proper (the “Proper Merger Agreement”), the Company included in the stock merger consideration calculation an amount equal to (i) $11,860,800 for Wholesome and (ii) $2,139,200 for Proper for all of the outstanding equity interests in Arches IP, Inc. (“Arches”) owned by Wholesome and Proper, respectively. Subject to the terms and conditions of the Wholesome Merger Agreement and the Proper Merger Agreement, each of Wholesome, Proper and Arches option holders are collectively entitled to earnout payments based on the performance of Arches, based on the greater of $37.5 million or 5x certain revenue percentages of Arches minus $4,000,000, with such revenue percentage amounts measured at the higher of the trailing-twelve-month or nine-month annualized amounts as of December 31, 2026, paid out using a share price for the Company’s SVSs at the higher of $1.05 or the 20-day VWAP as of immediately prior to December 31, 2026.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Wholesome
Assets
Cash and cash equivalents	$7.0
Inventory	8.7
Receivables	1.1
Other current assets	0.9
Income tax receivable	0.3
Property and equipment	9.4
Operating lease, right-of-use asset	10.2
Indemnification asset	11.0
Deposits	0.5
Intangible assets, license	14.2
Intangible assets, developed technology	4.6
Goodwill	39.0
Total assets	106.9
Liabilities
Accounts payable and accrued liabilities	6.8
Right-of-use liability	10.2
Long-term debt, net	9.6
Deferred tax liabilities	5.9
Uncertain tax liability	13.3
Total liabilities	45.8
Net assets acquired	$61.1

Consideration:
Share consideration	$51.7
Contingent consideration	9.4
Total Consideration	$61.1

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of March 31, 2026, the Company has recorded a contingent consideration liability of $18.2 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three months ended March 31, 2026, the Company recognized a $1.0 million gain related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

As part of the Wholesome Merger, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On May 12, 2025, the Company recognized a liability of $13.3 million for uncertain tax positions related to the pre-acquisition periods in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $11.0 million, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $13.3 million less $0.3 million of income taxes receivable and $2.0 million of tax specific cash contributions from Wholesome.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of March 31, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of March 31, 2026, there have been no changes in the estimated amount of indemnified tax exposure or the related asset.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Proper
Assets
Cash and cash equivalents	$12.9
Inventory	22.8
Income tax receivable	5.7
Receivables	2.4
Other current assets	0.3
Property and equipment	33.3
Operating lease, right-of-use asset	9.0
Indemnification asset	6.2
Deposits	0.1
Intangible assets, license	48.6
Goodwill	26.4
Total assets	167.7
Liabilities
Accounts payable and accrued liabilities	25.3
Right-of-use liability	9.0
Long-term debt, net	25.5
Deferred tax liabilities	12.6
Uncertain tax liability	14.9
Other long-term liabilities	1.2
Total liabilities	88.5
Net assets acquired	$79.2

Consideration:
Share consideration	$76.2
Contingent consideration	3.0
Total Consideration	$79.2

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of March 31, 2026, the Company recorded a contingent consideration liability of $7.2 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three months ended March 31, 2026, the Company recognized a $3.3 million loss related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

As part of the Proper Mergers, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On June 5, 2025, the Company recognized a liability of $14.9 million for uncertain tax positions related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $6.2 million, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $14.9 million less $5.7 million of income taxes receivable and $3.0 million of tax specific cash contributions from Proper.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of March 31, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of March 31, 2026, there were no changes in the estimated amount of indemnified tax exposure or the related asset.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Deep Roots
Assets
Cash and cash equivalents	$19.4
Inventory	17.8
Income tax receivable	14.4
Receivables	0.2
Other current assets	1.3
Property and equipment	29.5
Operating lease, right-of-use asset	24.6
Indemnification asset	8.5
Deposits	0.3
Investments	6.0
Intangible assets, license	45.8
Goodwill	22.1
Total assets	189.9
Liabilities
Accounts payable and accrued liabilities	12.7
Right-of-use liability	24.6
Long-term debt, net	19.2
Deferred tax liabilities	5.1
Uncertain tax liability	24.9
Total liabilities	86.5
Net assets acquired	$103.4

Consideration:
Share consideration	$101.0
Contingent consideration	2.4
Total Consideration	$103.4

The acquired intangible assets include cannabis licenses which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As part of the Deep Roots Merger, the sellers contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On June 6, 2025, the Company recognized a liability of $24.9 million for uncertain tax positions related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $8.5 million, measured on the same basis as the related liability, which represents the uncertain tax liability recognized of $24.9 million less $14.4 million of income taxes receivable and $2.0 million of tax specific cash contributions from Deep Roots.

As of March 31, 2026, the Company recorded a contingent consideration liability of $4.6 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three months ended March 31, 2026, the Company recognized a $3.3 million loss related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of March 31, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of March 31, 2026, there were no changes in the estimated amount of the indemnified tax exposure or the related asset.

Management Services Agreement with PharmaCann

As previously disclosed, on December 16, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with PharmaCann Inc. (“PharmaCann”) and certain of its subsidiaries.

In connection with the APA, the Company entered into a Management Services Agreement (the “MSA”), dated December 16, 2025, pursuant to which the Company agreed to provide certain management services to the seller parties related to the dispensaries to be acquired.

The MSA became effective on March 22, 2026. For the three months ended March 31, 2026, the Company recognized management services income of $0.3 million, which is included in the consolidated statement of loss and comprehensive loss.

In connection with the effectiveness of the MSA, on March 24, 2026, the Company delivered 90,740,741 subordinate voting shares from treasury into escrow with Odyssey Trust Company, as escrow agent. These shares are being held in escrow pending their potential release as consideration under the APA upon closing of the acquisition of the PharmaCann assets.

Although the Company is providing management services under the MSA and is entitled to certain economic benefits, the Company has not consolidated the results of the PharmaCann assets, as the acquisition contemplated by the APA has not yet closed and the Company does not have control, as defined by GAAP, over the PharmaCann assets.

Divestitures

On March 31, 2026, the Company, and Ace Venture of NY LLC (“Ace”) entered into a Second Amended and Restated Limited Liability Company Operating Agreement (the “Operating Agreement”) of Vireo Health of New York LLC (“VHNY”), an indirect subsidiary of the Company.

Under the Operating Agreement, Ace holds 51% of the membership interests in VHNY, and the Company holds 49% of the membership interests. Under the Operating Agreement, distributions of available cash from VHNY are to be made first to the Company until it has recovered specified amounts, including its initial contribution deemed to be $35 million, certain transaction expenses, any additional capital contributions, and $16 million of intercompany notes bearing an interest rate of 7%.

VHNY is managed by a two-person board of managers, with one manager designated by the Company and one manager designated by Ace, and certain major actions require unanimous board and/or member approval. In the event of a deadlock between the managers, the Company’s Chief Financial Officer shall cast the deciding vote. The Operating Agreement also includes customary transfer restrictions, rights of first refusal and drag-along provisions, as well as dispute resolution and limitation of liability provisions.

Based on the terms of the Operating Agreement and related arrangements, management has concluded that the Company maintains control over VHNY as defined under GAAP and, accordingly, continues to consolidate the results of VHNY in its condensed consolidated financial statements.

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

Items measured at fair value on a non-recurring basis

The Company’s non-financial assets, such as prepayments and other current assets, long lived assets, including property and equipment and intangible assets, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. No indicators of impairment existed as of March 31, 2026, and therefore no impairment charges were recorded.

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

The carrying value of the Company’s derivative liability, warrants held, contingent consideration, and investments utilize Level 3 inputs given there is no market activity for the asset.

5. Accounts Receivable

Trade receivables as of March 31, 2026 and December 31, 2025 were comprised of the following items:

	March 31,	December 31,
	2026	2025
Trade receivables, net	$14.1	$12.7
Other	2.0	1.1
Total	$16.1	$13.8

Included in the trade receivables, net balance at March 31, 2026, and December 31, 2025, was an allowance for doubtful accounts of $1.8 million and $1.3 million, respectively.

6. Inventory

Inventory as of March 31, 2026 and December 31, 2025 was comprised of the following items:

	March 31,	December 31,
	2026	2025
Work-in-progress	$32.3	$31.0
Finished goods	31.0	19.6
Non-cash fair value step up	1.5	—
Other	11.3	9.4
Total	$76.1	$60.0

In connection with the closing of the Vireo Health of Rocky Mountain acquisition, the Company recorded the acquired inventories at their estimated fair values in accordance with ASC 805, Business Combinations. Fair value represents the estimated selling price of the acquired inventory, less the expected costs to sell the inventory.

The estimated fair value of the inventory exceeded cost, resulting in a fair value step-up adjustment to acquired inventories totaling $1.7 million. During the three months ended March 31, 2026 and 2025, $0.2 million and $0, respectively, of amortization associated with this fair value step-up was recorded. This amortization was recorded to cost of sales in the consolidated statement of loss and comprehensive loss for the three month period ended March 31, 2026.

7. Property and Equipment, Net

As of March 31, 2026 and December 31, 2025, the Company’s property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Land	$2.1	$1.8
Buildings and leasehold improvements	103.1	91.7
Furniture and equipment	29.2	27.9
Software	0.2	0.1
Vehicles	3.1	2.9
Construction-in-progress	39.2	33.6
Right of use asset under finance lease	84.8	87.8
	261.7	245.8
Less: accumulated depreciation	(29.4)	(28.3)
Total	$232.3	$217.5

For the three months ended March 31, 2026 and 2025, total depreciation on property and equipment was $4.0 million and $0.6 million, respectively. For the three months ended March 31, 2026 and 2025, accumulated amortization of the right of use asset (the “ROU”) under finance lease amounted to $9.4 million and $2.6 million, respectively. The right of use asset under finance lease of $84.8 million consists of leased processing and cultivation premises. The Company capitalized $2.9 million and $0.5 million into inventory relating to depreciation associated with manufacturing equipment and production facilities for the three months ended March 31, 2026 and 2025, respectively. The associated capitalized depreciation costs are added to inventory and expensed as cost of sales when the product is sold.

As of each of March 31, 2026 and 2025, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge on property and equipment, net.

8. Leases

Components of the Company’s lease expenses as of March 31, 2026 and 2025 are listed below:

	March 31,	March 31,
	2026	2025
Finance lease cost
Depreciation of ROU assets	$1.3	$0.1
Interest on lease liabilities	3.6	3.6
Operating lease costs	2.5	0.5
Total lease costs	$7.4	$4.2

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2026	March 31, 2026	Total
2026	$11.3	$10.7	$22.0
2027	14.7	14.6	29.3
2028	14.5	15.0	29.5
2029	13.5	15.5	29.0
2030	13.4	16.0	29.4
Thereafter	81.5	187.1	268.6
Total minimum lease payments	$148.9	$258.9	$407.8
Less discount to net present value	(64.2)	(163.1)	(227.3)
Present value of lease liability	$84.7	$95.8	$180.5

The Company has entered into various lease agreements for the use of buildings used in the production and retail sales of cannabis products.

Supplemental cash flow information related to the Company’s leases for the three months ended March 31, 2026 and 2025 is detailed below:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Lease principal payments - finance	$0.1	$—
Lease principal payments - operating	1.3	0.4
Non-cash additions to ROU assets	0.3	—
Amortization of operating leases	1.1	0.2

Other information about the Company’s lease amounts as of March 31, 2026 and 2025 is recognized in the financial statements and outlined below:

	March 31,
	2026	2025
Weighted-average remaining lease term (years) – operating leases	10.70	7.19
Weighted-average remaining lease term (years) – finance leases	15.03	15.84
Weighted-average discount rate – operating leases	10.62%	12.01%
Weighted-average discount rate – finance leases	16.16%	16.19%

9. Goodwill and Intangibles

Intangibles

Intangible assets as of March 31, 2026 and December 31, 2025 were comprised of the following items:

	Licenses & Trademarks	Developed Technology	Total
Balance, December 31, 2024	$7.9	$—	$7.9
Acquisitions (Note 3)	108.5	4.7	113.2
Assets moved out of held for sale	0.3	—	0.3
Capitalization of internally generated software costs	—	1.9	1.9
Amortization	(5.1)	(0.7)	(5.8)
Balance, December 31, 2025	$111.6	$5.9	$117.5
Acquisitions (Note 3)	78.7	—	78.7
Capitalization of internally generated software costs	—	0.5	0.5
Amortization	(2.4)	(0.3)	(2.7)
Balance, March 31, 2026	$187.9	$6.1	$194.0

Amortization expense for the Company’s intangibles was $2.7 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. Amortization expense is recorded in operating expenses on the unaudited condensed consolidated statements of net loss and comprehensive loss.

The Company estimates that amortization expenses will be $14.8 million per year for the next five fiscal years.

Goodwill

The following table shows the change in the carrying amount of goodwill:

Goodwill - December 31, 2024	$—
Acquisitions (Note 3)	87.5
Goodwill - December 31, 2025	87.5
Acquisitions (Note 3)	36.3
Goodwill - March 31, 2026	$123.8

During the three months ended March 31, 2026, the Company recorded goodwill in connection with acquisitions completed during the period. Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired and primarily reflects expected synergies, assembled workforce, and other intangible benefits that do not qualify for separate recognition.

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

10. Accounts Payable, Accrued Liabilities, and Restricted Cash

Accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025 were comprised of the following items:

	March 31,	December 31,
	2026	2025
Accounts payable – trade	$20.7	$19.0
Accrued Expenses	33.3	26.6
Contract liability	4.3	4.7
Total accounts payable and accrued liabilities	$58.3	$50.3

11. Long-Term Debt

Long-Term Debt Arising from the Mergers

In connection with the closing of the Proper Mergers, the Company became obligated under $25.5 million of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) 11%, payable monthly in cash, and (b) 3.00% per annum PIK interest, payable monthly. In addition, 1% amortization of the original principal value of the note, or $27.1 million, was payable monthly, and the note was set to mature on November 28, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Deep Roots Merger, the Company became obligated under $19.2 million of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20 million, was payable monthly, and the note was set to mature on August 15, 2027. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Wholesome Merger, the Company became obligated on a $8.6 million term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company became obligated on $1.0 million of promissory notes bearing an interest rate of 13.00%, payable monthly cash. See Note 3 “Business Combinations and Dispositions” for additional information.

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

The First Lien Term Loan provides for an aggregate principal amount of $120 million. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3 million. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including July 3, 2028. Upon maturity of the First Lien Term Loan on July 31, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

On July 3, 2025, the Company entered into a secured term loan (the “Chicago Atlantic Term Loan”), effective July 7, 2025, with Chicago Atlantic Opportunity Finance, LLC, as a Lender (the “Lender”), Chicago Atlantic Admin, LLC, as

Administrative Agent and Collateral Agent (“2L Agent”) and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger (“Lead Arranger”).

The Chicago Atlantic Term Loan provides for a principal amount of $33 million to be loaned to the Company along with a $50 million accordion feature, available to support future strategic initiatives, subject to the sole discretion of the Lender and 2L Agent. Amortization payments are due and payable monthly on each payment date in an amount equal to 1% of the loan amount starting November 30, 2025. All unpaid and accrued interest is due and payable on the maturity date of October 2, 2028, with an option to extend for an additional year subject to a 1% extension fee of all loans advanced by lenders under the Chicago Atlantic Term Loan. The Chicago Atlantic Term Loan bears interest at the Prime Rate (subject to a 7.5% floor) plus 5.5% per annum.

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

Long-Term Debt Arising from Vireo Health of Rocky Mountain

On February 27, 2026, CO Acquisition was acquired by the Company pursuant to a membership interest purchase agreement. In connection with the closing of this acquisition, the Company became obligated under $28.2 million of notes payable due to Chicago Atlantic Admin, LLC. The outstanding principal balance bears interest at a fixed rate of 20.0% per annum and matures on December 31, 2029. The default rate of interest is equal to the interest rate plus 10.0% per annum. All interest accrued until June 3, 2026 is payable in kind. Thereafter, interest will be paid monthly. If the loans are prepaid in an amount equal to $16 million or more or accelerated on or before March 30, 2027, the borrowers must pay a make-whole amount equal to all interest that would have accrued through March 30, 2027.

In connection with the closing of the Asset Sale, the Company became obligated under $44.3 million of notes payable due to Chicago Atlantic Financial Services, LLC. The unpaid principal amounts outstanding bear interest at a rate of 12%, payable monthly in cash and mature on December 31, 2031. If the loans are prepaid or accelerated on or before June 19, 2026, the Company must pay a make-whole amount equal to all interest that would have accrued through June 19, 2026. See Note 3 “Business Combinations and Dispositions” for additional information.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2026 and December 31, 2025, $5.3 million and $5.8 million of deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s long-term debt as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Beginning of period	$143.9	$62.3
Acquired long-term debt (Note 3)	72.5	54.3
Principal repayments	(4.0)	(13.3)
PIK interest	0.5	1.0
Debt extinguishment	—	(109.1)
Proceeds	—	153.0
Deferred financing costs	—	(7.0)
Amortization of deferred financing costs	0.7	2.7
End of period	213.6	143.9
Less: current portion	16.3	16.3
Total long-term debt	$197.3	$127.6

As of March 31, 2026, stated maturities of long-term debt were as follows:

2026	$12.3
2027	16.0
2028	117.4
2029	28.8
2030	—
2031	44.3
Total	$218.8

12. Convertible Notes

On July 7, 2025, the Company retired the Convertible Notes, and issued a $10,000,000 convertible note (the “New Convertible Notes”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of the Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing (i) the sum of (A) the result of $10,000,000 minus 50.00% of the aggregate amount of all the New Convertible Notes repaid plus (B) all accrued but unpaid interest on the New Convertible Notes on the date of such conversion by (ii) a conversion price equal to $0.625.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of each of March 31, 2026 and December 31, 2025, $0 deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s convertible debt as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Beginning of period	$9.9	$9.9
Principal repayments	(0.3)	(10.1)
Proceeds	—	10.0
Amortization of deferred financing costs	—	0.1
End of period	$9.6	$9.9
Less: current portion	1.3	1.3
Total convertible debt	$8.3	$8.6

13. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2026. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

Shares Issued

During the three months ended March 31, 2026, 702 Multiple Voting Shares were converted into 70,200 Subordinate Voting Shares for no additional consideration.

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

14. Stock-Based Compensation

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan (the “EIP”) under which the Company may grant incentive stock options, restricted shares, restricted share units, or other awards. Under the terms of the EIP, a total of ten percent of the number of shares outstanding from time to time, assuming conversion of all super voting shares and MVSs to SVSs are permitted to be issued. The exercise price for incentive stock options issued under the EIP is set by the compensation committee of the Company’s board of directors but may not be less than 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Company’s board of directors.

Options granted under the EIP as of March 31, 2026 and 2025 were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,	March 31,
	2026	2025
Risk-Free Interest Rate	N/A	4.53%
Weighted Average Exercise Price	N/A	$0.49
Weighted Average Stock Price	N/A	$0.49
Expected Life of Options (years)	N/A	7.00
Expected Annualized Volatility	N/A	100.00%
Grant Fair Value	N/A	$0.41
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the three months ended March 31, 2026, and for the year ended December 31, 2025, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2024	31,232,633	$0.43	5.45
Forfeitures	(2,955,723)	0.26	—
Exercised	(723,165)	0.17	—
Granted	7,159,156	0.62	—
Options Outstanding at December 31, 2025	34,712,901	$0.48	5.76
Forfeitures	(83,009)	0.47	—
Options Outstanding at March 31, 2026	34,629,892	$0.48	5.52

Options Exercisable at March 31, 2026	26,355,637	$0.45	4.28

During the three month periods ended March 31, 2026 and 2025, the Company recognized $0.7 million and $0.2 million, respectively, in stock-based compensation related to stock options. As of March 31, 2026, the total unrecognized compensation costs related to unvested stock options awards granted was $2.7 million. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.7 years. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2026, was $2.0 million and $1.9 million, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Warrants to purchase SVS entitle the holder to purchase one SVS of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2024	15,919,563	$0.22	3.56
Expired	(150,000)	1.49	—
Exercised	(265,626)	0.15	—
Warrants outstanding at December 31, 2025, and March 31, 2026	15,503,937	$0.22	2.36

Warrants exercisable at March 31, 2026	15,503,937	$0.22	2.36

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2024 and 2025	3,037,649	$3.50	0.23
Expired	(3,037,649)	—	—
Warrants outstanding at March 31, 2026	—	$—	—

Other

During the three months ended March 31, 2026, the Company entered into a consulting arrangement pursuant to which a consultant was granted equity interests in Vireo Health of Rocky Mountain, LLC, a consolidated subsidiary, in exchange for strategic advisory and consulting services to be provided over the contractual service period. The arrangement was accounted for as share-based compensation under ASC 718, Compensation—Stock Compensation.

The agreement also includes certain repurchase and exchange features that may be settled in securities of Vireo Growth Inc. Based on the terms of these provisions, the Company determined that liability classification was appropriate for certain settlement features and recorded a derivative liability, which is remeasured to fair value each reporting period with changes in fair value recognized in earnings.

For the three months ended March 31, 2026, the Company recognized share-based compensation expense of $3.5 million related to this arrangement.

RSUs

The expense associated with RSUs is generally based on the closing price of the Company’s Subordinate Voting Shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends, and is amortized on a straight-line basis over the period during which the awards are expected to vest.

During the year ended December 31, 2025, the Company granted 21,825,000 RSUs to senior management that vest upon the achievement of specified stock price thresholds of $0.85 and $1.05 per share, for which the value was estimated at the grant date using a Monte Carlo simulation model using a volatility of approximately 100%. The expense is recognized over the derived service period of approximately three years.

The Company also granted 28,500,000 RSUs to senior management that vest upon the achievement of specified Adjusted EBITDA performance thresholds of $150 million, $165 million, and $205 million during the year ended December 31, 2025. Compensation expense for these awards is recognized when achievement of the performance conditions is considered probable and is recognized over the implied service period of approximately 2-3 years.

During the three months ended March 31, 2026 and 2025, the Company recognized $2.8 million and $1.3 million, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2024	11,327,530	$0.40
Granted	71,109,925	0.42
Settled	(22,805,897)	0.49
Forfeitures	(66,341)	1.81
Balance, December 31, 2025, and March 31, 2026	59,565,217	$0.38

Vested at March 31, 2026	4,401,065	$0.43

15. Commitments and Contingencies

Legal proceedings

Verano

On October 29, 2025, the Company reached a comprehensive settlement (the “Settlement Agreement”) dismissing all outstanding litigation matters between the Company and Verano that are pending before the Supreme Court of British Columbia, Canada. The terms of the Settlement Agreement were approved by the respective Boards of Directors of both Companies.  The value of the settlement to the Company is $9.2 million consisting of the acquisition of $8.2 million of real property and $1.0 million in cash.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

16. Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following items for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Salaries and benefits	$17.8	$3.9
Professional fees	2.8	1.4
Insurance expenses	1.5	0.4
Occupancy costs	1.5	0.7
Other expenses	7.2	1.0
Total	$30.8	$7.4

17. Other Income (Expense)

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The CARES Employee Retention Credit was initially equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were later passed by the United States government, which extended and slightly expanded the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the CARES Employee Retention Credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company applied for and received a CARES Employee Retention Credit equal to $0 and $1.0 million, respectively, for the three months ended March 31, 2026 and 2025. These amounts were recorded in other income on the unaudited condensed consolidated statement of loss and comprehensive loss for the three months ended March 31, 2026 and 2025.

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the strategic agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. The Company’s remaining 4,000,000 warrants were revalued at a fair value of $0.9 million and $1.7 million at March 31, 2026 and December 31, 2025, respectively. The fair value was derived from a Black-Scholes valuation using a stock price of $0.30, an exercise price of $0.162, an expected life of 2.52 years, an annual risk free rate of 3.92%, and volatility of 100%. The three months ended March 31, 2026 saw a change in fair value of ($0.8) million, which was recorded as other expense in the statement of net loss and comprehensive loss for the three month period ended March 31, 2026.

18. Segment Reporting

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

The Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker. The Company’s Chief Operating Decision Maker assesses performance for the cannabis segment and decides how to allocate resources based on operating profit and net income that also is reported on the statement of net loss and comprehensive loss as consolidated net income. The measure of segment assets is reported on the balance sheet total as consolidated assets. The Company’s Chief Operating Decision Maker uses net income to evaluate income generated from segment assets in deciding the appropriate capital allocation strategy. A comparison of budgeted results to actual results is also used by the Company’s Chief Operating Decision Maker (as defined under GAAP) to assess business performance.

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

19. Supplemental Cash Flow Information(1)

	March 31,	March 31
	2026	2025
Cash paid for interest	$7.9	$7.1
Cash paid for income taxes	—	—
Change in construction accrued expenses	(2.4)	(0.1)
(1)	For supplemental cash flow information related to leases, refer to Note 9 “Leases.”

20. Financial Instruments

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2026, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Legal Risk

Vireo Growth operates in the United States. The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Recent federal action, however, resulted in the rescheduling to Schedule III of (i) FDA-approved drug products containing marijuana and (ii) marijuana in any form covered by a state medical marijuana license. Regarding state-legal medical marijuana, the DEA also created a pathway for state medical marijuana licensees to register and continue operating compliantly under Schedule III.

As a general matter, however, cannabis remains a Schedule I drug outside of the specific conditions outlined above. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, has no accepted medical use in the U.S., and lacks accepted safety for use under medical supervision. Although the FDA has approved certain drugs containing marijuana, it has not approved marijuana itself as a safe and effective drug. In the U.S., marijuana is largely regulated at the state level. Despite recent federal action to align state medical licensing requirements with Schedule III registration requirements, state laws regulating adult-use cannabis are still in direct conflict with the federal CSA, which makes adult-use cannabis use and possession federally illegal.

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

21. Related Party Transactions

As of each of March 31, 2026 and December 31, 2025, the Company owed $4.4 million and $2.0 million, due to related parties.

Details surrounding the lending relationships between the Company and Chicago Atlantic, are described in Note 11 “Long-Term Debt” and Note 12 “Convertible Notes.”

During the three months ended March 31, 2026 and 2025, the Company paid Chicago Atlantic $1.5 million and $0, respectively, for certain underwriting services, legal services, accounting services, data analytics services, and real estate services.

John Mazarakis, Vireo Growth’s Chief Executive Officer, is a partner of Chicago Atlantic Group, LP, an affiliate of Chicago Atlantic Admin. See "Item 13. Certain Relationships and Related Transactions and Director Independence" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information.

22. Subsequent Events

As previously disclosed, on December 22, 2025, the Company entered into a merger agreement pursuant to which a wholly owned subsidiary of the Company would merge with and into Eaze, Inc. (“Eaze”), with Eaze surviving as a wholly owned subsidiary (the “Eaze Merger”). The Eaze Merger was completed on April 1, 2026.

In connection with the closing of the Eaze Merger, the Company issued an aggregate of 90,379,591 subordinate voting shares as estimated closing consideration, of which a portion was delivered to a payment agent for distribution to former Eaze stockholders and a portion was placed into escrow. The estimated closing consideration is subject to customary post-closing adjustments, including adjustments for cash, indebtedness, transaction expenses, working capital and certain tax items. Former Eaze stockholders may also be entitled to receive additional subordinate voting shares in the form of earnout consideration based on the achievement of certain financial targets following December 31, 2026, subject to specified limitations. In addition, the Company will issue RSUs to certain Eaze employees in connection with the Eaze Merger, including (i) fully vested RSUs issued at closing and (ii) additional RSUs that vest based on continued employment and are tied to the achievement of earnout-related performance conditions.

On April 8, 2026, the Company entered into and concurrently closed a securities purchase agreement pursuant to which it acquired all of the issued and outstanding equity interests of The Hawthorne Gardening Company LLC and its subsidiaries from The Scotts Miracle-Gro Company. In connection with the transaction, the Company issued 213,000,000 subordinate voting shares at a deemed value of $0.60 per share, subject to customary post-closing adjustments, with a portion of such shares placed in escrow. The Company also issued warrants to purchase 80,000,000 subordinate voting shares at an exercise price of $0.85 per share, which are immediately exercisable and expire five years from the date of issuance. The shares issued as consideration and any shares issuable upon exercise of the warrants are subject to a lock-up arrangement with staged releases over a 24-month period. In addition, the parties entered into an investor rights agreement that provides the seller’s designee with certain registration rights, board designation rights, and participation rights in future equity offerings, subject to specified ownership thresholds.

On April 13, 2026, the Company and Glass House Brands Inc. (“Glass House”) announced the execution of a definitive agreement to form a joint venture to combine each party’s California dispensary operations, subject to the satisfaction of regulatory approvals and other customary closing conditions. Upon closing, each party is expected to contribute its respective California retail operations to the joint venture in exchange for a 50% ownership interest. The proposed joint venture would combine the Company’s twelve dispensaries and home delivery operations located in California and acquired from Eaze, Inc. with Glass House’s eleven California retail locations. The combined retail platform is expected to be supported by a preferential supply agreement with Glass House. Under the terms of the agreement, beginning five years after closing, the Company will have an option to acquire Glass House’s ownership interest in the joint venture, and Glass House will have a reciprocal put right.

On April 23, 2026, the U.S. Department of Justice announced an order reclassifying certain FDA-approved marijuana products and cannabis products subject to qualifying state medical marijuana licenses from Schedule I to Schedule III under the Controlled Substances Act. The Department of Justice also announced an administrative hearing process to consider broader rescheduling of marijuana. The Company is currently evaluating the potential impact of these developments on its operations, tax position, and financial statements.

On April 30, 2026, Vireo entered into a definitive arrangement agreement to acquire all outstanding shares of FLUENT Corp. (“FLUENT”) in an all-stock transaction, pursuant to which FLUENT shareholders will receive 0.0705359 of a subordinate voting share of Vireo for each FLUENT share. The transaction has been unanimously approved by the boards of both companies (with interested directors abstaining from voting) following a review by an independent special committee of FLUENT and is subject to customary conditions, including Fluent shareholder approval, court and regulatory approvals, as well as the completion of a debt equitization of approximately $30 million of FLUENT indebtedness. The agreement also contains certain covenants and agreements regarding the conduct of FLUENT’s business until the closing, including covenants requiring FLUENT and its subsidiaries to manage and operate their respective businesses in accordance with an operating budget that was approved by FLUENT’s board of directors and adopted by FLUENT in connection with the transaction.

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

Forward-Looking Statements

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Overview of the Company

Vireo Growth is a cannabis company whose mission is to provide safe access, quality products and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the industry and is in the midst of a transformation to being significantly more customer-centric across its operations, which include cultivation, manufacturing, wholesale and retail business lines. With our core operations strategically located in eight limited-license markets through our state-licensed subsidiaries, we cultivate and manufacture cannabis products and distribute these products through our growing network of retail dispensaries we own or operate as well as to third-party dispensaries in the markets in which our subsidiaries hold operating licenses.

Operating Segment

We report our operating results in one business segment: the cultivation, production, and sale of cannabis. We cultivate, manufacture, and distribute cannabis products to third parties in wholesale markets and cultivate, manufacture, and sell cannabis products directly to approved patients and adult-use-customers in our owned or operated retail stores.

During the three months ended March 31, 2026, the Company had operating revenue in eight states: Colorado, Maryland, Minnesota, New Mexico, New York, Missouri, Nevada, and Utah. Retail revenues during the three months ended March 31, 2026 were derived from sales in 82 dispensaries throughout these eight states. We had 24 operational dispensaries in Colorado, 8 in Minnesota, 21 in New Mexico, 4 in New York, 2 in Maryland, 11 in Missouri, 11 in Nevada, and 1 in Utah.

Business Combinations

On December 18, 2024, we entered into the Merger Agreements in connection with the Deep Roots Merger, the Proper Mergers, and the Wholesome Merger. Each Merger was an all-share transaction whereby, at the closing of each Merger, (i) a new wholly-owned subsidiary of the Company merged with and into Deep Roots, (ii) a new wholly-owned subsidiary of the Company merged with and into Wholesome, and (ii) the Proper Companies each merged with and into new wholly-owned subsidiaries of the Company. None of the Mergers were contingent upon the completion of any of the other Mergers.  The Wholesome Merger closed on May 12, 2025, the Proper Mergers closed on June 5, 2025, and the Deep Roots Merger closed on June 6, 2025.

On March 19, 2026, the Company completed the acquisition of a controlling interest in Vireo Health of Rocky Mountain, LLC, which acquired 45 dispensaries and two manufacturing facilities in Colorado and New Mexico through the previously announced Schwazze restructuring transaction.

Three months ended March 31, 2026, Compared to Three months ended March 31, 2025

Revenue

We derived our revenue from cultivating, processing, and distributing cannabis products through our 82 dispensaries in eight states and our wholesale sales to third parties in eight states. For the three months ended March 31, 2026, 85% of our revenue was generated from retail dispensaries and 15% from the wholesale business. For the three months ended March 31, 2025, 78% of our revenue was generated from retail business and 22% from wholesale business.

For the three months ended March 31, 2026, Colorado operations contributed approximately 3% of revenues, Minnesota contributed 17%, New York contributed 6%, New Mexico contributed 1%, Maryland contributed 9%, Utah contributed 14%, Nevada contributed 26%, and Missouri contributed 24%. For the three months ended March 31, 2025, Minnesota operations contributed approximately 46% of revenues, New York contributed 9%, and Maryland contributed 44%.

Revenue for the three months ended March 31, 2026, was $106.2 million, an increase of $81.7 million or 333% compared to revenue of $24.5 million for the three-months ended March 31, 2025. The increase was primarily attributable to the closing of various acquisitions resulting in the addition of revenues from our operations in Colorado, New Mexico, Utah, Nevada, and Missouri.

Retail revenue for the three months ended March 31, 2026, was $89.9 million, an increase of $70.7 million or 368% compared to retail revenue of $19.2 million for the three months ended March 31, 2025. The increase was primarily attributable to the closing of various acquisitions resulting in the addition of revenues from our operations in Colorado, New Mexico, Utah, Nevada, and Missouri.

Wholesale revenue for the three months ended March 31, 2026, was $16.3 million, an increase of $11.0 million compared to wholesale revenue of $5.3 million for the three months ended March 31, 2025. The increase was primarily due to increased contributions from New York, and the closing of various acquisitions, resulting in the addition of revenues from our operations in Colorado, New Mexico, Utah, Nevada, and Missouri.

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Retail:
MN	$18.2	$11.2	$7.0	63%
NY	0.8	1.2	(0.4)	(33)%
MD	6.6	6.8	(0.2)	(3)%
UT	12.3	—	12.3	100%
NV	27.4	—	27.4	100%
MO	20.7	—	20.7	100%
CO & NM	3.9	—	3.9	100%
Total Retail	$89.9	$19.2	$70.7	368%

Wholesale:
MN	$—	$0.3	$(0.3)	(100)%
NY	5.2	0.9	4.3	478%
MD	3.4	4.1	(0.7)	(17)%
UT	2.8	—	2.8	100%
NV	0.2	—	0.2	100%
MO	4.7	—	4.7	100%
Total Wholesale	$16.3	$5.3	$11.0	208%

Total Revenue	$106.2	$24.5	$81.7	333%

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

Cost of sales for the three months ended March 31, 2026, was $46.9 million, an increase of $34.8 million compared to the three months ended March 31, 2025, of $12.1 million. The increase in cost of sales was driven by the increase in revenues.

Gross profit for the three months ended March 31, 2026, was $59.3 million, representing a gross margin of 55.8%. In comparison, gross profit for the three months ended March 31, 2025, was $12.4 million or a 50.6% gross margin. The increase in gross profit was driven by the closing of various acquisitions, which added the gross profits in Colorado, New Mexico, Nevada, Missouri, and Utah. The increase in gross margin is also attributable to acquisition-related activity, as the businesses acquired generated higher margins than the businesses included in the comparative period.

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

Total expenses for the three months ended March 31, 2026, were $50.4 million an increase of $39.9 million compared to total expenses of $10.4 million for the three months ended March 31, 2025. The increase in total expenses was primarily attributable to an increase in transaction expenses associated with the newly-acquired businesses, an increase in stock-based compensation expense, and the addition of operating expenses in Colorado, New Mexico, Nevada, Missouri, and Utah.

Operating Income before Other Income (Expense) and Income Taxes

Operating income before other income (expense) and provision for income taxes for the three months ended March 31, 2026, was $9.0 million an increase of $7.0 million compared to $2.0 million for the three months ended March 31, 2025.

Total Other Expense

Total other expense for the three months ended March 31, 2026, was $13.2 million an increase of $6.4 million compared to total other expense of $6.8 million for the three months ended March 31, 2025. This change was primarily attributable to the remeasurement of contingent consideration associated with the Mergers, which resulted in a $5.5 million loss during the three months ended March 31, 2026.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2026, tax expense totaled $16.1 million compared to tax expense of $1.7 million for the three months ended March 31, 2025. The increase in tax expense was driven by the increase in gross profit relative to the prior year.

NON-GAAP MEASURES

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are non-GAAP measures that do not have standardized definitions under GAAP. Total revenues, excluding revenues from states where we have divested operations, is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures EBITDA and Adjusted EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure, total revenues, that exclude revenues from states where we have divested operations presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measure appears. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. The supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(20.3)	$(6.5)
Interest expense, net	7.8	7.6
Income taxes	16.1	1.7
Depreciation & Amortization	3.8	0.2
Depreciation and amortization included in cost of sales	2.9	0.6
EBITDA (non-GAAP)	$10.3	$3.6
Non-cash inventory adjustments	0.5	0.4
Grown Rogue termination fee included in cost of goods sold	—	0.3
Change in the fair value of contingent consideration	5.5	—
Stock-based compensation	7.0	1.5
Transaction related expenses	8.7	1.2
Other (income) expense	0.7	(0.8)
Severance expense	—	0.4
Adjusted EBITDA (non-GAAP)	$32.7	$6.6

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

Long-Term Debt Arising from the Mergers

In connection with the closing of the Proper Mergers, the Company became obligated under $25.5 million of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) 11%, payable monthly in cash, and (b) 3.00% per annum PIK interest, payable monthly. In addition, 1% amortization of the original principal value of the note, or $27.1 million, was payable monthly, and the note was set to mature on November 28, 2025. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Deep Roots Merger, the Company became obligated under $19.2 million of notes payable due to Chicago Atlantic Admin, LLC. The unpaid principal amounts outstanding bore interest at a rate of (a) the U.S. prime rate, with a floor of 8.00%, plus (b) 6.50%, payable monthly in cash. In addition, 0.83% amortization of the original principal value of the note, or $20 million, was payable monthly, and the note was set to mature on August 15, 2027. See Note 3 “Business Combinations and Dispositions” for additional information.

In connection with the closing of the Wholesome Merger, the Company became obligated on a $8.8 million term loan bearing an interest rate of 11.25%, payable monthly in cash. The term loan was repaid in full on May 13, 2025. Additionally, the Company became obligated on $1.0 million of promissory notes bearing an interest rate of 13.00%, payable monthly cash. See Note 3 “Business Combinations and Dispositions” for additional information.

First Lien Term Loan and Chicago Atlantic Term Loan

On July 3, 2025, the Company entered into the First Lien Term Loan, effective July 7, 2025, with East West Bank, as Administrative Agent, and Western Alliance Bank, as co-administrative agent.

The First Lien Term Loan provides for an aggregate principal amount of $120 million. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3 million. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including July 3, 2028. Upon maturity of the First Lien Term Loan on July 31, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

On July 3, 2025, the Company entered into the Chicago Atlantic Term Loan, effective July 7, 2025, with Chicago Atlantic Opportunity Finance, LLC, as a Lender, Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent and Chicago Atlantic Credit Advisers, LLC, as Lead Arranger.

The Chicago Atlantic Term Loan provides for a principal amount of $33 million to be loaned to the Company along with a $50 million accordion feature, available to support future strategic initiatives, subject to the sole discretion of the Lender and 2L Agent. Amortization payments are due and payable monthly on each payment date in an amount equal to 1% of the loan amount starting November 30, 2025. All unpaid and accrued interest is due and payable on the maturity date of October 2, 2028, with an option to extend for an additional year subject to a 1% extension fee of all loans advanced by lenders under the Chicago Atlantic Term Loan. The Chicago Atlantic Term Loan bears interest at the Prime Rate (subject to a 7.5% floor) plus 5.5% per annum.

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

Long-Term Debt Arising from Vireo Health of Rocky Mountain

On February 27, 2026, CO Acquisition was acquired by the Company pursuant to a membership interest purchase agreement. In connection with the closing of this acquisition, the Company became obligated under $28.2 million of notes payable due to Chicago Atlantic Admin, LLC. The outstanding principal balance bears interest at a fixed rate of 20.0% per annum and matures on December 31, 2029. The default rate of interest is equal to the interest rate plus 10.0% per annum. All interest accrued until June 3, 2026 is payable in kind. Thereafter, interest will be paid monthly. If the loans are prepaid in an amount equal to $16 million or more or accelerated on or before March 30, 2027, the borrowers must pay a make-whole amount equal to all interest that would have accrued through March 30, 2027.

In connection with the closing of the Asset Sale, the Company became obligated under $44.3 million of notes payable due to Chicago Atlantic Financial Services, LLC. The unpaid principal amounts outstanding bear interest at a rate of 12%, payable monthly in cash and mature on December 31, 2031. If the loans are prepaid or accelerated on or before June 19, 2026, the Company must pay a make-whole amount equal to all interest that would have accrued through June 19, 2026. See Note 3 “Business Combinations and Dispositions” for additional information.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of March 31, 2026, and December 31, 2025, $5.3 million and $5.7 million of deferred financing costs remained unamortized, respectively.

Convertible Notes

On July 7, 2025, the Company retired the Convertible Notes, and issued the New Convertible Notes to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of the Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing (i) the sum of (A) the result of $10,000,000 minus 50.00% of the aggregate amount of all the New Convertible Notes repaid plus (B) all accrued but unpaid interest on the New Convertible Notes on the date of such conversion by (ii) a conversion price equal to $0.625.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of each of March 31, 2026 and December 31, 2025, $0 deferred financing costs remained unamortized, respectively.

Cash Provided by Operating Activities

Net cash provided by operating activities was $11.9 million for the three months ended March 31, 2026, an increase of $15.3 million as compared to net cash used in operating activities of $3.4 million for the three months ended March 31, 2025. The increase was primarily driven by higher revenues and operating income resulting from the Company’s expanded operations following the completed acquisition activity.

Cash Used in Investing Activities

Net cash provided by investing activities was $8.0 million for the three months ended March 31, 2026, an increase of $9.1 million compared to net cash used in investing activities of $1.1 million for the three months ended March 31, 2025. The increase was primarily attributable to the cash acquired through the closing of Vireo Health of Rocky Mountain during the three-months ended March 31, 2026, partially offset by increased purchases of property, plant, and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $4.6 million for the three months ended March 31, 2026, a change of $3.7 million as compared to $0.9 million used in financing activities for the three months ended March 31, 2025. The change was principally due to increased principal repayments on the First Lien Term Loan and Chicago Atlantic Term Loan relative to the comparative period.

Lease Transactions

As of March 31, 2026, we are party to lease agreements for the use of buildings used in the cultivation, production and/or sales of cannabis products in Colorado, New Mexico, Maryland, Minnesota, New York, Missouri, Nevada, and Utah.

The lease agreements for all of the retail spaces used for our dispensary operations are with third-party landlords and the remaining durations range from one to ten years. These agreements are short-term facility leases that require us to make monthly rent payments and fund common area costs, utilities and maintenance. In some cases, we have received tenant improvement funds to assist in the buildout of the spaces to meet our operating needs. As of March 31, 2026, we operated 82 retail locations secured under these agreements.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	March 31, 2026	March 31, 2026	Total
2026	$11.3	$10.7	$22.0
2027	14.7	14.6	29.3
2028	14.5	15.0	29.5
2029	13.5	15.5	29.0
2030	13.4	16.0	29.4
Thereafter	81.5	187.1	268.6
Total minimum lease payments	$148.9	$258.9	$407.8
Less discount to net present value	(64.2)	(163.1)	(227.3)
Present value of lease liability	$84.7	$95.8	$180.5

ADDITIONAL INFORMATION

Outstanding Share Data

As of May 12, 2026, we had 1,383,830,362 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

1,360,581,362 Subordinate Voting Shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to one vote per share at all shareholder meetings. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

232,490 Multiple Voting Shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, RSUs, and Warrants

As of March 31, 2026, we had 34,629,892 employee stock options outstanding, 59,565,217 RSUs outstanding, and 15,503,937 Subordinate Voting Share compensation warrants outstanding.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition. The information contained in Part I, Item 1. Financial Statements - Note 16, "Commitments and Contingencies," under the heading "Legal Proceedings," is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, 702 Multiple Voting Shares were converted into 70,200 Subordinate Voting Shares for no additional consideration pursuant to Section 3(a)(9) of the Securities Act.

Except as noted above or as previously reported, there were no unregistered sales of equity securities or repurchase of equity securities that occurred during the three months ended March 31, 2026.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1+*

Asset Purchase Agreement between Medicine Man Technologies, Inc. d/b/a Schwazze, Vireo Health of Rocky Mountain LLC, and certain other parties thereto, dated November 13, 2025 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 25, 2026)

2.2+

First Amendment to Asset Purchase Agreement between Newco and Chicago Atlantic Admin, LLC, dated January 29, 2026 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 25, 2026)

2.3+*

Second Amendment to Asset Purchase Agreement between Newco and Chicago Atlantic Admin, LLC, dated March 2, 2026 (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on March 25, 2026)

2.4+

Third Amendment to Asset Purchase Agreement between Newco and Chicago Atlantic Admin, LLC, dated March 19, 2026 (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on March 25, 2026)

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

10.1+*

First Amendment to Loan and Security Agreement by and among CO Acquisition Vehicle, LLC, as borrower, Chicago Atlantic Admin, LLC, as administrative agent and the lenders party thereto dated February 26, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2026)

10.2+*

Loan and Security Agreement among Vireo Health of Rocky Mountain, LLC, each Person party thereto as a Guarantor, the creditors party thereto and Chicago Atlantic Financial Services, LLC dated March 19, 2026 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 25, 2026)

10.3+*

First Amendment to Asset Purchase Agreement dated February 27, 2026, by and among Vireo Health, Inc., Vireo Growth Inc., the entities set forth on the “Company” signature page attached thereto, PharmaCann Inc. and Argent Institutional Trust Company, as collateral agent

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIREO GROWTH INC. (Registrant)

Date: May 12, 2026	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer and Co-Executive Chairman (principal executive officer)

Date: May 12, 2026	By:	/s/ Tyson Macdonald
		Name:	Tyson Macdonald
		Title:	Chief Financial Officer (principal financial officer)
Date: May 12, 2026	By:	/s/ Joseph Duxbury
		Name:	Joseph Duxbury
		Title:	Chief Accounting Officer (principal accounting officer)