Form 10-Q
period 2026-06-30
Vireo Growth Inc.
filed 2026-08-14
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 48,049,577; Multiple Voting Shares – 7,718; and Super Voting Shares – 0.

EXPLANATORY NOTE

On June 1, 2026, Vireo Growth Inc. announced that its Board of Directors approved a share consolidation of its Subordinate Voting Shares, Multiple Voting Shares, and Super Voting Shares at a ratio of 30-for-1 (the "Share Consolidation"), pursuant to authority granted by shareholders at the Company's annual general and special meeting held on May 29, 2026. The Share Consolidation became effective at market open on the record date of June 5, 2026, at which time every thirty (30) issued and outstanding shares of each applicable class were consolidated into one (1) share of the same class, with no fractional shares issued. Accordingly, all share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the impact of the Share Consolidation for all periods presented herein, including the financial statements and notes thereto.

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In Millions of U.S. Dollars, except per share amounts, unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$103.1	$102.2
Restricted cash	19.6	20.3
Marketable securities	1.0	1.0
Accounts receivable, net	63.9	13.8
Income tax receivable	20.5	22.8
Inventory	149.4	60.0
Supply Agreement Asset	19.8	—
Prepayments and other current assets	14.1	3.8
Warrants held	1.4	1.7
Notes receivable	1.3	79.2
Other assets	0.4	0.3
Total current assets	394.5	305.1
Property and equipment, net	280.7	217.5
Operating lease, right-of-use asset	153.9	53.4
Intangible assets, net	218.7	117.5
Goodwill	161.1	87.5
Investments	11.7	6.0
Deposits	4.3	4.4
Indemnified tax assets	48.8	25.8
Total assets	$1,273.7	$817.2
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$125.1	$50.3
Convertible debt, current portion	1.3	1.3
Long-term debt, current portion	41.6	16.3
Operating lease liabilities - current	13.4	3.6
Contingent consideration	36.5	—
Uncertain tax liability	172.8	120.0
Derivative liability	—	0.2
Total current liabilities	390.7	191.7
Finance lease liabilities	8.8	95.8
Operating lease liabilities	141.2	50.5
Long-term debt, net	257.2	127.6
Convertible debt, net	22.3	8.6
Contingent consideration	—	24.4
Deferred tax liabilities	9.8	10.2
Other long-term liabilities	1.2	1.0
Total liabilities	831.2	509.8

Commitments and contingencies

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized); (45,044,826 shares issued and outstanding at June 30, 2026, and 35,237,719 at December 31, 2025)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized); (7,718 shares issued and outstanding at June 30, 2026 and 7,773 at December 31, 2025)	—	—
Additional paid in capital	762.5	607.0
Accumulated deficit	(320.0)	(299.6)
Total stockholders' equity	$442.5	$307.4
Total liabilities and stockholders' equity	$1,273.7	$817.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In Millions of U.S. Dollars, except share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$209.3	$48.1	$315.5	$72.6
Cost of sales
Product costs	110.9	23.7	157.3	35.4
Non-cash product costs	2.7	4.2	3.0	4.2
Inventory valuation adjustments	0.4	(0.2)	0.6	0.2
Gross profit	95.3	20.4	154.6	32.8
Operating expenses:
Selling, general and administrative expenses	75.8	16.6	113.7	25.5
Transaction related expenses	19.7	4.7	28.4	6.0
Depreciation	1.7	0.4	2.8	0.5
Amortization	4.4	0.7	7.1	0.9
Total operating expenses	101.6	22.4	152.0	32.9

Income (loss) from operations	(6.3)	(2.0)	2.6	(0.1)

Other income (expense):
Interest expenses, net	(7.6)	(4.7)	(12.1)	(8.9)
Interest expense on finance lease liabilities - Minnesota & New York	(2.6)	(3.6)	(6.1)	(7.2)
Interest income	0.7	0.6	1.0	0.9
Bargain purchase gain	21.7	—	21.7	—
Gain (loss) on disposal of assets and debt	(0.6)	—	(0.6)	—
Gain (loss) on change in the fair value of contingent consideration	2.9	—	(2.6)	—
Derivative gain (loss)	0.1	—	0.2	—
Other income (expenses)	5.9	(0.4)	5.9	0.4
Other income (expenses), net	20.5	(8.1)	7.4	(14.8)

Income (loss) before income taxes	14.2	(10.1)	10.0	(14.9)

Deferred income tax recoveries (expenses)	5.7	—	7.9	—
Current income tax expenses	(20.0)	(4.8)	(38.3)	(6.5)
Net income (loss) and comprehensive income (loss)	(0.1)	(14.9)	(20.4)	(21.4)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.80)	$(0.50)	$(1.38)
Weighted average shares used in computation of net loss per share - basic and diluted	45,086,651	18,636,580	40,575,898	15,463,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Millions of U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS				Total
					Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2025	11,250,423	$—	9,512	$—	$287.0	$(231.5)	$55.5
Conversion of MVS shares	85,797	—	(858)	—	—	—	—
Stock-based compensation	—	—	—	—	5.6	—	5.6
Stock issuance	58,400	—	—	—	—	—	—
Net settlement of stock-based compensation	(12,196)	—	—	—	(0.1)	—	(0.1)
Options exercised	14,952	—	—	—	0.1	—	0.1
Warrants exercised	8,854	—	—	—	—	—	—
Shares issued in Wholesome acquisition	4,474,333	—	—	—	51.8	—	51.8
Shares issued in Proper acquisition	6,540,409	—	—	—	76.2	—	76.2
Shares issued in Deep Roots acquisition	8,373,668	—	—	—	100.9	—	100.9
Net Loss	—	—	—	—	—	(21.4)	(21.4)
Balance at June 30, 2025	30,794,640	$—	8,654	$—	$521.5	$(252.9)	$268.6

Balance, January 1, 2026	35,237,719	—	7,773	—	607.0	(299.6)	307.4
Conversion of MVS shares	2,340	—	(23)	—	—	—	—
Stock-based compensation	—	—	—	—	14.5	—	14.5
Settlement of dilutive securities	124,634	—	—	—	—	—	—
Net settlement of stock-based compensation	(1,460)	—	—	—	—	—	—
Shares issued to joint venture partner	37,035	—	—	—	0.4	—	0.4
Shares and RSUs issued in Eaze acquisition	2,711,388	—	—	—	35.7	—	35.7
Shares and warrants issued in Hawthorne acquisition	6,933,333	—	—	—	104.9	—	104.9
Effect of share consolidation, including rounding of fractional shares	(163)	—	(32)	—	—	—	—
Net Loss	—	—	—	—	—	(20.4)	(20.4)
Balance at June 30, 2026	45,044,826	$—	7,718	$—	$762.5	$(320.0)	$442.5

	Common Stock
	SVS		MVS				Total
					Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, April 1, 2025	11,315,843	$—	9,272	$—	$288.5	$(238.0)	$50.5
Conversion of MVS shares	61,793	—	(618)	—	—	—	—
Stock-based compensation	—	—	—	—	4.1	—	4.1
Options exercised	10,330	—	—	—	—	—	—
Shares issued	22,471	—	—	—	—	—	—
Net settlement of stock-based compensation	(4,208)	—	—	—	—	—	—
Shares issued in Wholesome acquisition	4,474,333	—	—	—	51.8	—	51.8
Shares issued in Proper acquisition	6,540,409	—	—	—	76.2	—	76.2
Shares issued in Deep Roots acquisition	8,373,668	—	—	—	100.9	—	100.9
Net Loss	—	—	—	—	—	(14.9)	(14.9)
Balance at June 30, 2025	30,794,640	$—	8,654	$—	$521.5	$(252.9)	$268.6

Balance, April 1, 2026	35,240,059	$—	7,750	$—	$614.0	$(319.9)	$294.1
Stock-based compensation	—	—	—	—	7.5	—	7.5
Settlement of dilutive securities	123,174	—	—	—	—	—	—
Net settlement of stock-based compensation	—	—	—	—	—	—	—
Shares issued to joint venture partner	37,035	—	—	—	0.4	—	0.4
Shares issued in Eaze acquisition	2,711,388	—	—	—	35.7	—	35.7
Shares issued in Hawthorne acquisition	6,933,333	—	—	—	104.9	—	104.9
Effect of share consolidation, including rounding of fractional shares	(163)	—	(32)	—	—	—	—
Net Loss	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2026	45,044,826	$—	7,718	$—	$762.5	$(320.0)	$442.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions of U.S. Dollars, unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20.4)	$(21.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of inventory step up included in product costs	3.0	4.2
Inventory valuation adjustments	0.6	0.2
Depreciation	2.8	0.5
Depreciation capitalized into inventory	7.1	1.4
Non-cash operating lease expense	5.2	0.5
Amortization of intangible assets	7.1	0.9
Stock-based compensation	14.5	5.5
(Gain) loss on warrants held	0.3	1.0
Deferred income tax expense (benefit)	(7.9)	—
Derivative (gain) loss	(0.2)	—
Bargain purchase gain	(21.7)	—
Interest expense	2.7	2.5
Bad debt expense	0.4	0.1
Accretion of interest on right-of-use finance lease liabilities	—	0.1
(Gain) loss on change in the fair value of contingent consideration	2.6	—
Loss (gain) on disposal of assets	0.6	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14.1)	(2.3)
Prepaid expenses	4.2	0.3
Inventory	(7.6)	1.2
Purchase of marketable securities	—	(1.0)
Income taxes	2.3	(1.5)
Uncertain tax position liabilities	29.8	5.4
Accounts payable and accrued liabilities	8.0	(0.3)
Changes in operating lease liabilities	(5.0)	(0.8)
Change in assets and liabilities held for sale	—	(4.7)
Net cash provided by (used in) operating activities	14.3	(8.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(119.0)	(4.8)
Acquisition of Vireo Health of Rocky Mountain, net of cash paid	18.2	—
Acquisition of Eaze, net of cash paid	6.9	—
Acquisition of Hawthorne, net of cash paid	35.0	—
Acquisition of Bridgewell, net of cash paid	1.9	—
Acquisition of Wholesome, net of cash paid	—	7.0
Acquisition of Deep Roots, net of cash paid	—	19.0
Acquisition of Proper, net of cash paid	—	12.3
Investment in equity method investee	(4.9)	—
Capitalized software development costs	(0.6)	(0.3)
Proceeds from sale of assets held for sale	—	—
Deposits	0.8	(0.3)
Net cash provided by (used in) investing activities	(61.7)	32.9

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	87.1	(0.3)
Proceeds from option exercises	—	0.1
Debt principal payments	(39.4)	(10.0)
Lease principal payments	(0.1)	—
Net cash provided by (used in) financing activities	47.6	(10.2)

Net change in cash	0.2	14.5

Cash and restricted cash, beginning of period	122.5	91.6

Cash and restricted cash, end of period	$122.7	$106.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in millions, except share and per share data)

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

Vireo Growth was founded in 2014 as a medical cannabis company and has since developed a disciplined, strategically aligned platform within the cannabis industry. The Company’s mission is to provide safe access, quality products, and value to its customers. Vireo Growth operates cultivation, production, and dispensary facilities in California, Colorado, Florida, Maryland, Minnesota, Missouri, Nevada, New Mexico, New York, and Utah. The Company allocates capital and talent to areas expected to generate long-term value.

On April 8, 2026, the Company completed the acquisition of The Hawthorne Gardening Company LLC and certain of its subsidiaries ("Hawthorne") from The Scotts Miracle-Gro Company. On June 5, 2026, the Company completed the acquisition of all of the issued and outstanding partnership interests of Agribusiness Holdings Limited Partnership, including its subsidiary Bridgewell Agribusiness LLC and certain other subsidiaries ("Bridgewell"). Together, these acquisitions represent the Company's strategic expansion into operations outside of the cannabis industry, and create a new non-cannabis reportable segment.

Hawthorne is a leading provider of nutrients, lighting, and other materials used for indoor and hydroponic gardening in North America. Bridgewell is a global supplier of organic, non-GMO, and conventional food and agricultural products, including natural ingredients such as grains, flours, edible oils, beans, nuts, and specialty ingredients, serving food manufacturers and retailers. See Note 3 for additional information regarding the acquisitions and Note 18 for segment information.

On June 1, 2026, Vireo Growth announced that its Board of Directors (the “Board”) approved a share consolidation of its Subordinate Voting Shares, Multiple Voting Shares, and Super Voting Shares at a ratio of 30-for-1 (the "Share Consolidation"), pursuant to authority granted by the shareholders at the Company's annual general and special meeting held on May 29, 2026. The Share Consolidation became effective at market open on the record date of June 5, 2026, at which time every thirty (30) issued and outstanding shares of each applicable class were consolidated into one (1) share of the same class, with no fractional shares issued. Accordingly, all share and per share amounts have been retroactively adjusted to reflect the impact of the Share Consolidation for all periods presented herein. Refer to Note 13 – Stockholders' Equity for additional information about the Share Consolidation.

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

On May 16, 2024, the Drug Enforcement Administration (“DEA”) issued a Notice of Proposed Rulemaking (“NPRM”) to reschedule marijuana from Schedule I to Schedule III under the CSA. On December 18, 2025, President Trump issued an executive order directing the United States Department of Justice to move forward with rescheduling marijuana to Schedule III as quickly as possible, consistent with federal law.

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

Notably, as a consequence of the partial rescheduling, state medical marijuana licensees will no longer be subject to the deduction disallowance under Section 280E of the U.S. Internal Revenue Code. This will allow state-licensed medical marijuana entities to deduct ordinary and necessary business expenses in the same manner currently allowed for other industries. See Note 22 – Income Taxes for further discussion.

Importantly, adult-use marijuana remains a Schedule I substance, regardless of state licensure. Future rescheduling of adult-use marijuana to Schedule III remains subject to rulemaking process.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2026, (the "Annual Financial Statements"). There have been no material changes to the Company’s significant accounting policies except as noted below.

Segment Information

As a result of the Company's acquisitions of Hawthorne in April 2026 and Bridgewell in June 2026, the Company expanded its operations beyond cannabis into the supply of horticultural and agricultural products to a broader customer base outside of the cannabis industry. Following these acquisitions, the Company reassessed its segment structure in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, and determined that it has two reportable segments: (i) Cannabis, which cultivates, processes, and distributes medical and adult-use cannabis products and related accessories in the United States, and (ii) Non-Cannabis, which provides nutrients, lighting, and other materials used for indoor and hydroponic gardening, and supplies organic and non-GMO agricultural commodities and food ingredients to manufacturers in the United States. The Company's Chief Executive Officer continues to serve as the Company's Chief Operating Decision Maker ("CODM"), and assesses segment performance and allocates resources primarily based on segment operating income (loss), but also based on segment revenues, product costs, operating expenses and gross profit,  which is reconciled to consolidated net income (loss) as reported on the statement of net loss and comprehensive loss. See Note 18 – Segment Information for additional disclosures required by ASC 280, including the significant expense categories reviewed by the CODM and segment net income (loss) reconciled to consolidated results.

Equity Method Investments

On June 18, 2026, the Company acquired an indirect 49% equity interest in HA-MD, LLC ("HA-MD"), the sole owner of Chesapeake Integrated Health Institute, LLC and Maryland Alternative Relief, LLC, pursuant to a membership interest purchase agreement dated November 3, 2025 (the "HA-MD Transaction"). HA-MD operates two dispensaries in Maryland. As consideration, the Company issued 37,035 shares valued at $0.4 million, issued a $0.4 million promissory note, and paid $0.4 million in cash to the sellers. In addition, the Company invested $4.9 million in HA-MD to repay all outstanding debt obligations and fund certain capital expenditures. The Company concluded it does not have control but does have the ability to exercise significant influence over the operating and financial policies of HA-MD the investee, and accordingly accounts for this investment under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company's proportionate share of the investee's net income or loss, which is recognized within equity in earnings (losses) of equity method investee in the condensed consolidated statements of operations, as well as for contributions made, distributions received, and other comprehensive income items, if any. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and records an impairment charge if a decline in value is determined to be other-than-temporary.

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements reflect the accounts of the Company. The information included in these statements should be read in conjunction with the Annual Financial Statements. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial data presented includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the entities that were wholly owned, or effectively controlled by the Company during the period ended June 30, 2026.

Variable Interest Entities

The Company consolidates entities in which it holds a variable interest and is the primary beneficiary. On March 31, 2026, the Company's subsidiary transferred a 51% equity interest in Vireo Health of New York LLC ("VHNY") to a third party, retaining the remaining 49% equity interest. The Company determined that VHNY is a VIE and that it remains the primary beneficiary based on its power to direct VHNY's most significant activities and its obligation to absorb losses and right to receive benefits that could be significant to VHNY. Accordingly, the Company continues to consolidate VHNY. Total VHNY assets and liabilities consolidated as of June 30, 2026, were $28.8 million and $6.1 million, respectively.

The entity listed above was formed or acquired to support the intended operations of the Company. All intercompany transactions and balances have been eliminated from the Company's unaudited condensed consolidated financial statements.

Recently adopted accounting pronouncements

None.

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue subordinate voting shares were exercised or converted into subordinate voting shares of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of subordinate voting shares and the number of potential dilutive subordinate voting share equivalents outstanding during the period. Potential dilutive subordinate voting share equivalents consist of stock options, warrants, convertible debt, and restricted stock units (“RSUs”).

In computing diluted earnings per share, subordinate voting share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the subordinate voting share equivalents would be anti-dilutive. The Company recorded a net loss for the three and six month periods ended June 30, 2026 and 2025, as presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding as of June 30, 2026 and 2025, were as follows:

	As of
	June 30,
	2026	2025
Stock options	1,091,449	1,011,968
Warrants	3,183,465	618,053
RSUs	2,098,159	2,403,272
Convertible debt	1,249,075	533,333
Shares in escrow	467,932	—
Contingent consideration	1,158,658	337,492
Total	9,248,738	4,904,118

Revenue Recognition

The Company’s primary source of revenue is from the wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Retail - Cannabis	$244.0	$56.0	$154.1	$36.8
Wholesale - Cannabis	38.0	16.6	21.7	11.3
Non-Cannabis	33.5	—	33.5	—
Total	$315.5	$72.6	$209.3	$48.1

New accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

3. Business Combinations and Dispositions

Acquisitions

Eaze

On December 22, 2025, the Company entered into an agreement and plan of merger (the "Eaze Initial Merger Agreement") to acquire Eaze Inc. ("Eaze"), a vertically-integrated cannabis retailer and delivery technology platform with operations in California, Florida, and Colorado, pursuant to which a wholly-owned subsidiary of the Company would merge with and into Eaze, with Eaze surviving as a wholly-owned subsidiary of the Company (the "Eaze Merger"). On April 1, 2026, the Eaze Initial Merger Agreement was subsequently amended by an Amendment to the Eaze Initial Merger Agreement (the “Eaze Amendment” and together with the Eaze Initial Merger Agreement, the “Eaze Merger

Agreement”), which amended the earnout payment calculation mechanics under the Eaze Initial Merger Agreement and effected certain conforming changes.

On April 1, 2026, the Eaze Merger was completed. The Company completed the Eaze Merger primarily to expand its retail and delivery platform capabilities and accelerate its entry into the California and Florida cannabis markets, two of the largest regulated cannabis markets in the United States, while deepening its existing presence in Colorado. Pursuant to the Eaze Merger Agreement, the Company issued 3,012,653 subordinate voting shares (the "Eaze Shares"). Of the Eaze Shares issued, 2,711,388 were delivered to Odyssey Trust Company in its capacity as payment agent for distribution to former Eaze stockholders, and 301,265 (representing 10% of the Eaze Shares issued as part of the Estimated Closing Merger Consideration (as defined in the Eaze Merger Agreement)) were delivered to Odyssey Trust Company as escrow agent. The Eaze Shares issued in respect of the Estimated Closing Merger Consideration remain subject to a post-closing purchase price adjustment. Pursuant to the Eaze Merger Agreement, former stockholders of Eaze may receive additional subordinate voting shares of the Company pursuant to earnout payments following December 31, 2026, adjusted for certain items as described in the Earn-Out Amount (as defined in the Eaze Merger Agreement) in the Eaze Merger Agreement, including certain fees payable in connection with the above purchase price adjustment if not otherwise paid by the stockholder representative, certain equipment lease expenses, and tax items, and paid out using a share price for the subordinate voting shares of the Company of the higher of $31.50 or the 20-day volume weighted average price of the subordinate voting shares of the Company as of the trading day immediately prior to December 31, 2026. In no event shall the number of subordinate voting shares of the Company issued in respect of earnout payments under the Eaze Merger Agreement exceed the number of subordinate voting shares of the Company issued as closing merger consideration under the Eaze Merger Agreement.

The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and determined that the Eaze Merger should be accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The goodwill arising from the Eaze Merger, which relates to the cannabis segment, primarily consists of the synergies and economies of scale expected from combining the operations of the Company and Eaze, including expanding the Company's retail and delivery footprint into California and Florida, acquiring an assembled workforce, and enhancing the Company's intellectual property portfolio. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Of the total goodwill recognized, $0 is expected to be deductible for income tax purposes.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change. Certain estimated values for the Eaze Merger, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The Company will continue to obtain information necessary to finalize the fair values, which may differ materially from these preliminary estimates. The final valuation will be completed within the one-year measurement period, and any measurement period adjustments will be applied in the reporting period in which the adjustments are determined.

Eaze
Assets
Cash and cash equivalents	$6.9
Inventory	10.5
Receivables	1.5
Other current assets	1.8
Property and equipment	25.6
Operating lease, right-of-use asset	64.3
Deposits	1.5
Indemnified Tax Asset	23.0
Deferred tax asset	0.8
Intangible assets	9.9
Goodwill	13.7
Total assets	159.5
Liabilities
Accounts payable and accrued liabilities	27.0
Right-of-use liability	64.3
Uncertain tax liability	23.0
Total liabilities	114.3
Net assets acquired	$45.2

Consideration:
Share consideration	$35.7
Contingent consideration	9.5
Total Consideration	$45.2

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life. The fair value of the cannabis licenses and developed technology was determined using Level 3 inputs, as the valuation relied on unobservable inputs reflecting management's assumptions about the assumptions that market participants would use in pricing the assets.

The consideration for the Eaze Merger includes a potential earn-out payment based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2026, the fair value of which on the acquisition date is $9.5 million. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. As of June 30, 2026, the fair value of the contingent consideration was $8.3 million with amounts recorded in current liabilities in the Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026, the Company recognized a gain (loss) of $1.2 million related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability

As part of the Eaze Merger, the Eaze stockholders contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On April 1, 2026, the Company recognized a liability of $23.0 million for uncertain taxes payable related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $23.0 million, measured on the same basis as the related liability.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of June 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of June 30, 2026, there have been no changes in the estimated amount of indemnified tax exposure or the related asset.

Since the acquisition date, Eaze contributed revenue of $34.8 million and net loss of $1.8 million to the Company's consolidated statement of operations for the three and six months ended June 30, 2026.

Supplemental pro forma information (unaudited) for Eaze

The following unaudited pro forma information gives effect to the Eaze Merger as if it had occurred on January 1, 2025, and includes adjustments for amortization on acquired intangible assets, transaction expenses, and related tax effects. This information is presented for informational purposes only and is not necessarily indicative of actual or future results of operations.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2026, were $209.3 million and $350.8 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and six month period ended June 30, 2026 was $0.1 million and $20.9 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2025, were $82.3 million and $141.5 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and six month period ended June 30, 2025 was $26.5 million and $38.6 million, respectively.

Hawthorne

On April 8, 2026, the Company completed the acquisition of all of the issued and outstanding equity interests of The Hawthorne Gardening Company LLC and its direct subsidiaries, HGCI LLC and Hawthorne Hydroponics LLC (collectively, "Hawthorne"), from a subsidiary of The Scotts Miracle-Gro Company ("SMG") pursuant to a Securities Purchase Agreement (the "Hawthorne SPA"), which was entered into on April 8, 2026 (the “Hawthorne Acquisition”). Hawthorne is a leading provider of nutrients, lighting, and other materials used for indoor and hydroponic gardening in North America.

Pursuant to the Hawthorne SPA, the Company issued 7,100,000 subordinate voting shares (the "Hawthorne Shares") to Good Dog Holdings LLC, as SMG’s designee. Of the Hawthorne Shares issued, 166,667 were placed in escrow, subject to customary post-closing purchase price adjustments. In addition, the Company issued warrants to purchase 2,666,667 subordinate voting shares (the "Hawthorne Warrants") at an exercise price of $25.50 per share with a five-year term. The Hawthorne Warrants were measured at fair value as of the acquisition date using the Black-Scholes option-pricing model, with the following key assumptions: stock price of $11.79, exercise price of US$25.50, expected term of 5 years, risk-free interest rate of 3.95%, expected volatility of 100%, and an expected dividend yield of 0%. The resulting fair value was included as a component of total consideration transferred.

The Company determined that the Hawthorne Acquisition should be accounted for as a business combination. The fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, resulting in a bargain purchase. In accordance with ASC 805, before recognizing a gain on bargain purchase, the Company reassessed whether all assets acquired and liabilities assumed had been identified and whether the recognition and measurement of those identifiable assets acquired, liabilities assumed, and the consideration transferred, including the valuation of the Company's equity issued as consideration, were appropriately measured as of the acquisition date. After completing this reassessment, the Company concluded that the measurements were appropriate and recognized the resulting excess of $21.7 million as a gain on bargain purchase within other income on the condensed consolidated statement of net loss and comprehensive loss for the three and six months ended June 30, 2026. No goodwill was recorded in connection with the Hawthorne Acquisition. The bargain purchase gain arose primarily because the Hawthorne Shares were valued for accounting purposes based on the Company's closing share price of $11.79 immediately prior to the acquisition date, which was lower than the $18.00 deemed price per share negotiated by the parties under the Hawthorne SPA for purposes of determining the number of subordinate voting shares issued.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change. Certain estimated values for the Hawthorne Acquisition, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The Company will continue to obtain information necessary to finalize the fair values, which may differ materially from these preliminary estimates. The final valuation will be completed within the one-year measurement period, and any measurement period adjustments will be applied in the reporting period in which the adjustments are determined.

Hawthorne
Assets
Cash and cash equivalents	$35.0
Inventory	50.4
Receivables	23.4
Inventory supply agreement asset	21.1
Prepaid expenses and other current assets	4.9
Property and equipment	7.7
Operating lease, right-of-use asset	12.0
Intangible assets	6.9
Total assets	161.4
Liabilities
Accounts payable and accrued liabilities	14.6
Deferred tax liabilities	8.2
Right-of-use liability	12.0
Total liabilities	34.8
Net assets acquired	$126.6

Consideration:
Share and warrant consideration	$104.9
Bargain purchase gain	21.7
Total Consideration	$126.6

The Company identified one identifiable intangible asset acquired in connection with the Hawthorne acquisition: customer relationships, valued at approximately $6.9 million. The customer relationship intangible asset was valued using an income approach, reflecting the estimated future cash flows expected to be derived from the acquired customer relationships, and is being amortized on a straight-line basis over an estimated useful life of eight years, consistent with the pattern in which the economic benefits of the customer relationships are expected to be realized.

In connection with the Hawthorne Acquisition, the Company entered into a letter agreement with SMG pursuant to which SMG would provide the Company with credit for $22.5 million of services and products under a contract manufacturing agreement to be provided over two years, subject to a utilization cap of $5.5 million per six-month period plus limited rollover. Any unused credit at the end of the term is forfeited. Consideration for this arrangement was provided via the shares and warrants issued in connection with the Hawthorne Acquisition.

Since the acquisition date, Hawthorne contributed revenue of $24.8 million and net loss of $0.2 million to the Company's consolidated statement of operations for the three and six months ended June 30, 2026.

Supplemental pro forma information (unaudited) for Hawthorne

The following unaudited pro forma information gives effect to the Hawthorne Acquisition as if it had occurred on January 1, 2025, and includes adjustments for amortization on acquired intangible assets, transaction expenses, and related tax effects. This information is presented for informational purposes only and is not necessarily indicative of actual or future results of operations.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2026, were $211.1 million and $343.9 million, respectively. Proforma net income (loss) attributable to subordinate voting shareholders for the three and six month period ended June 30, 2026 was $0.4 million and ($11.2) million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2025, were $78.4 million and $133.8 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and six month period ended June 30, 2025 was $15.2 million and $30.6 million, respectively.

Bridgewell

On June 5, 2026, the Company completed the acquisition of all of the issued and outstanding partnership interests of Agribusiness Holdings Limited Partnership, including its subsidiary Bridgewell Agribusiness LLC and certain other subsidiaries (collectively, “Bridgewell”) from certain sellers named therein (the "Bridgewell Sellers"), pursuant to a Securities Purchase Agreement (the "Bridgewell SPA"), which was entered into on June 5, 2026
(the “Bridgewell Acquisition”). Bridgewell is a supplier of organic and non-GMO agricultural commodities and food ingredients to manufacturers.

The aggregate consideration for the Bridgewell Acquisition was based on a base purchase price of $40.0 million, subject to adjustments for assumed indebtedness remaining outstanding following closing and the assumption of certain transaction expenses. After giving effect to such adjustments, the closing purchase price was approximately $14.3 million. At closing, the Company issued to the Bridgewell Sellers unsecured, subordinated convertible promissory notes (collectively, the "Bridgewell Convertible Notes") with an aggregate principal amount equal to the closing purchase price, in proportion to each Bridgewell Seller's pro rata interest. The Bridgewell Convertible Notes will convert on or after the second anniversary of closing into an aggregate estimated 734,551 subordinate voting shares of the Company at a deemed conversion price of $18.60 per share, subject to final adjustment in accordance with the terms of the Bridgewell SPA. In addition, a subordinated promissory note was issued by Agribusiness Holdings Limited Partnership in favor of one of the Bridgewell Sellers, which constitutes additional assumed indebtedness.

The Company determined that the Bridgewell Acquisition should be accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets acquired. The goodwill arising from the Bridgewell Acquisition primarily consists of the synergies and economies of scale expected from combining the operations of the Company and Bridgewell, including expanding the Company's ancillary supply chain and procurement platform, deepening existing supplier relationships, and acquiring an assembled workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Of the total goodwill recognized, $21.5 million is expected to be deductible for income tax purposes.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change. Certain estimated values for the Bridgewell Acquisition, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The Company will continue to obtain information necessary to finalize the fair values, which may differ materially from these preliminary estimates. The final valuation will be completed within the one-year measurement period, and any measurement period adjustments will be applied in the reporting period in which the adjustments are determined.

Bridgewell
Assets
Cash and cash equivalents	$1.6
Restricted cash	0.4
Inventory	10.0
Receivables	10.1
Other current assets	5.7
Property and equipment	0.2
Operating lease, right-of-use asset	2.4
Intangible assets	12.2
Goodwill	21.8
Total assets	64.4
Liabilities
Accounts payable and accrued liabilities	16.6
Right-of-use liability	2.4
Long-term debt, net	31.1
Total liabilities	50.1
Net assets acquired	$14.3

Consideration:
Convertible debt	$14.3
Total Consideration	$14.3

Customer relationships represent Bridgewell's established relationships with manufacturer customers for organic and non-GMO agricultural commodities and food ingredients. The customer relationships were valued at approximately $7.7 million using the multi-period excess earnings method, a Level 3 valuation technique, and are being amortized on a straight-line basis over an estimated useful life of 8 years, representing the period over which the Company expects to receive economic benefit from the acquired customer relationships.

The trademark represents the Bridgewell trade name and associated brand recognition in the organic and non-GMO agricultural commodities and food ingredients market. The trademark was valued at approximately $4.5 million using the relief-from-royalty method, a Level 3 valuation technique, and is being amortized on a straight-line basis over an estimated useful life of 11 years.

Since the acquisition date, Bridgewell contributed revenue of $8.7 million and net loss of $0.1 million to the Company's consolidated statement of operations for the three and six months ended June 30, 2026.

Supplemental pro forma information (unaudited) for Bridgewell

The following unaudited pro forma information gives effect to the Bridgewell Acquisition as if it had occurred on January 1, 2025, and includes adjustments for amortization on acquired intangible assets, interest expense, transaction expenses and related tax effects. This information is presented for informational purposes only and is not necessarily indicative of actual or future results of operations.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2026, were $236.4 million and $382.2 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and six month period ended June 30, 2026 was $4.7 million and $25.7 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2025, were $98.1 million and $173.9 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and six month period ended June 30, 2025 was $15.0 million and $24.3 million, respectively.

Vireo Health of Rocky Mountain

Vireo Health of Colorado, LLC, a Colorado limited liability company and wholly-owned subsidiary of the Company ("VHC"), and CO Acquisition Vehicle, LLC, a Delaware limited liability company ("CO Acquisition"), acquired all of the issued and outstanding 13% Senior Secured Convertible Notes due December 7, 2026 (the "Senior Secured Notes") of Medicine Man Technologies, Inc. d/b/a Schwazze ("Schwazze"). These Senior Secured Notes acquired by VHC were carried as notes receivable on the Company's consolidated balance sheet as of December 31, 2025. In connection with this position, VHC entered into a restructuring support agreement (the "RSA") with Schwazze and certain related entities on October 10, 2025, setting forth a plan to restructure Schwazze's operations and capital structure through (i) the sale of certain assets representing a majority of the total assets of Schwazze and its subsidiaries (the "Asset Sale") to a newly-formed entity, Vireo Health of Rocky Mountain, LLC, a Delaware limited liability company ("Vireo Health of Rocky Mountain"), and (ii) the liquidation of Schwazze's remaining assets and wind-down of its remaining operations following the Asset Sale. The Company did not obtain control of, and did not acquire, Schwazze’s remaining assets that were separately liquidated and wound down and the Company's acquisition is limited to the assets transferred to Vireo Health of Rocky Mountain in the Asset Sale as further described below.

The RSA provided for the Asset Sale to be effected by way of a public disposition of collateral under §§ 9-610 and 9-611 of the Uniform Commercial Code. On November 13, 2025, a public auction of Schwazze's collateral was completed, and the collateral agent under the indenture governing the Senior Secured Notes, acting at the direction of VHC, submitted a winning credit bid of approximately $111.0 million principal amount of the Senior Secured Notes on behalf of VHC and other noteholders (the "Credit Bid"). Following the public auction, Schwazze entered into an asset purchase agreement with Vireo Health of Rocky Mountain and certain other parties on November 13, 2025 (as amended, the "Schwazze Asset Purchase Agreement").

Separately from its position as a holder of the Senior Secured Notes, CO Acquisition also acted as a borrower under a new, unrelated term loan facility. On September 30, 2025, CO Acquisition entered into a Loan and Security Agreement (as amended, the "CO Acquisition LSA") with Chicago Atlantic Admin, LLC, as administrative agent, and the lenders party thereto (the "CO Acquisition Lenders"), providing for total commitments of $26.0 million, of which $25.0 million was advanced on closing date of the CO Acquisition LSA ($10.0 million disbursed to CO Acquisition and $15.0 million held in reserve). On February 26, 2026, CO Acquisition and the CO Acquisition Lenders entered into a First Amendment to the CO Acquisition LSA, pursuant to which the remaining $15.0 million held in reserve was released. On February 27, 2026, the Company acquired CO Acquisition as part of the Asset Sale, and the CO Acquisition LSA was recognized as an assumed liability in purchase accounting at its face value, which the Company determined approximated fair value given the CO Acquisition LSA's recent origination at market terms.

On March 19, 2026 (the "Schwazze Closing Date"), pursuant to the Schwazze Asset Purchase Agreement, Schwazze transferred 45 dispensaries in Colorado and New Mexico and two manufacturing facilities (one in each of Colorado and New Mexico) to Vireo Health of Rocky Mountain and certain of its designated subsidiaries, in exchange for (i) discharge of the Senior Secured Notes via the Credit Bid and (ii) the assumption of certain specified liabilities of Schwazze. In connection with the closing of the Asset Sale, the collateral agent distributed equity interests in Vireo Health of Rocky Mountain to an indirect wholly-owned subsidiary of the Company. As a result of the closing of the Asset Sale, the Company obtained a majority ownership interest in, and control of, Vireo Health of Rocky Mountain as of the Schwazze Closing Date. Vireo Health of Rocky Mountain did not hold or control the transferred assets, prior to the Schwazze Closing Date.

The Company determined the Asset Sale should be accounted for as a business combination, with an acquisition date of March 19, 2026. Goodwill represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets acquired. The goodwill arising from the Asset Sale, which relates to the Company's Cannabis segment, primarily consists of the synergies and economies of scale expected from combining the operations of the Company and Vireo Health of Rocky Mountain, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Of the total goodwill recognized, $38.2 million is expected to be deductible for income tax purposes.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The fair values were determined based upon a preliminary valuation, and the estimates and assumptions used in such valuation are pending completion and subject to change. Certain estimated values for the Asset Sale, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the acquisition date. The Company will continue to obtain information necessary to finalize the fair values, which may differ materially from these preliminary estimates. The final valuation will be completed within the one-year measurement period, and any measurement period adjustments will be applied in the reporting period in which the adjustments are determined.

Vireo Health of Rocky Mountain
Assets
Cash and cash equivalents	$18.2
Inventory	14.4
Receivables	1.4
Other current assets	0.6
Property and equipment	10.5
Operating lease, right-of-use asset	31.6
Deposits	1.1
Intangible assets, license	78.7
Goodwill	38.2
Total assets	194.7
Liabilities
Accounts payable and accrued liabilities	12.6
Right-of-use liability	31.6
Long-term debt, net	72.5
Total liabilities	116.7
Net assets acquired	$78.0

Consideration:
Notes receivable exchanged for net assets	$78.0
Total Consideration	$78.0

The acquired intangible assets include cannabis licenses, which are treated as definite-lived intangible assets amortized over a 15-year useful life. The fair value of the cannabis licenses was determined using Level 3 inputs, as the valuation relied on unobservable inputs reflecting management's assumptions about the assumptions that market participants would use in pricing the assets.

Since the acquisition date, Vireo Health of Rocky Mountain contributed revenue of $42.7 million and net loss of $7.8 million to the Company's consolidated statement of operations for the six months ended June 30, 2026. For the three months ended June 30, 2026, Vireo Health of Rocky Mountain contributed $38.7 million of revenue and net loss of $4.6 million to the Company’s consolidated statement of operations.

Supplemental pro forma information (unaudited) for Vireo Health of Rocky Mountain

The following unaudited pro forma information gives effect to the Asset Sale as if it had occurred on January 1, 2025, and includes adjustments for amortization on acquired intangible assets, interest expense, and related tax effects. This information is presented for informational purposes only and is not necessarily indicative of actual or future results of operations.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2026, were $209.3 million and $333.6 million, respectively. Proforma net income (loss) attributable to subordinate voting shareholders for the three and six month period ended June 30, 2026 was $0.7 million and ($10.6) million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and six month periods ended June 30, 2025, were $80.2 million and $137.3 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and six month period ended June 30, 2025 was $21.5 million and $32.4 million, respectively.

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

The consideration paid to acquire each of Deep Roots, Proper and Wholesome was based, in each case, in part, on an estimated multiple of a 2024 “Closing EBITDA,” which was pro forma for pending acquisitions, planned new retail openings and expansion projects, and a $15.60 share reference price for the Company’s subordinate voting shares (each subordinate voting share an “SVS” and collectively, the “SVSs”).

Pursuant to the Merger Agreements, former stockholders of Proper, Wholesome, and certain former stockholders of Deep Roots may qualify for earnout payments made with the Company’s SVSs following December 31, 2026, based on each target’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) (as defined in the applicable Merger Agreement) growth compared to such target’s Closing EBITDA (as defined in the applicable Merger Agreement) (plus, with respect to Deep Roots, $1.0 million in EBITDA attributed to a new retail location) (at a 4x multiple), adjusted for incremental debt and certain other matters, respectively, and paid out using a share price for the Company’s SVSs of the higher of $31.50 or the 20-day volume weighted average price of the Company’s SVSs on the Canadian Securities Exchange (“CSE”), converted to United States Dollars based on the average exchange rate posted by the Bank of Canada as of the end of each trading day during such 20-day period, as reported by Bloomberg Finance L.P. (the “VWAP”) as of December 31, 2026. The Closing EBITDA for Deep Roots, Proper and Wholesome are $30.0 million, $31.0 million, and $16.0 million, respectively. EBITDA growth is defined as the increase between the Closing EBITDA and the higher of 2026 Adjusted EBITDA or the trailing nine-month annualized Adjusted EBITDA as of immediately prior to December 31, 2026. In no event shall the number of earnout shares issued under each Merger Agreement exceed the number of shares issued as closing merger consideration under each Merger Agreement.

Each of the Merger Agreements provides for the clawback of up to 50% of the upfront merger consideration (excluding, in the case of Proper and Wholesome, the amounts described in the next paragraph that are attributable to Arches, as defined below) on December 31, 2026, if (1) for Wholesome and Deep Roots, (a) 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA, and (b) the retail revenue market share or EBITDA margin for 2026 is less (or lower) than 2024 and (c) the 20-day VWAP as of immediately prior to December 31, 2026 is greater than $31.50 per share, and (2) for Proper, 2026 Adjusted EBITDA underperforms 96.5% of the Closing EBITDA. The amount of shares subject to a clawback would be equal to the Acquisition Multiple (as defined in each Merger Agreement) of 4.175 for each of Deep Roots, Proper and Wholesome, respectively, multiplied by the EBITDA shortfall, and subject to certain other adjustments for incremental debt and certain other matters, set forth in the applicable Merger Agreement, divided by $15.60 per share.

In connection with the Merger Agreement with Wholesome (the “Wholesome Merger Agreement”) and the Merger Agreement with Proper (the “Proper Merger Agreement”), the Company included in the stock merger consideration calculation an amount equal to (i) $11,860,800 for Wholesome and (ii) $2,139,200 for Proper for all of the outstanding equity interests in Arches IP, Inc. (“Arches”) owned by Wholesome and Proper, respectively. Subject to the terms and conditions of the Wholesome Merger Agreement and the Proper Merger Agreement, each of Wholesome, Proper and Arches option holders are collectively entitled to earnout payments based on the performance of Arches, based on the greater of $37.5 million or 5x certain revenue percentages of Arches minus $4,000,000, with such revenue percentage amounts measured at the higher of the trailing-twelve-month or nine-month annualized amounts as of December 31, 2026, paid out using a share price for the Company’s SVSs at the higher of $31.50 or the 20-day VWAP as of immediately prior to December 31, 2026.

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

As of June 30, 2026, the Company has recorded a contingent consideration liability of $25.6 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds through the earn out measurement period ending December 31, 2026. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three and six months ended June 30, 2026, the Company recognized a loss of $7.4 million and $6.4 million, respectively, related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

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

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of June 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of June 30, 2026, there have been no changes in the estimated amount of indemnified tax exposure or the related asset.

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

As of June 30, 2026, the Company recorded a contingent consideration liability of $3.5 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds through the earn out measurement period ending December 31, 2026. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three and six months ended June 30, 2026, the Company recognized a gain of $3.7 million and $0.4 million, respectively, related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

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

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of June 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of June 30, 2026, there were no changes in the estimated amount of indemnified tax exposure or the related asset.

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

As of June 30, 2026, the Company recorded a contingent consideration asset of $0.9 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds through the earn out measurement period ending December 31, 2026. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three and six months ended June 30, 2026, the Company recognized a gain of $5.5 million and $2.3 million, respectively, related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of June 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of June 30, 2026, there were no changes in the estimated amount of the indemnified tax exposure or the related asset.

Management Services Agreement with PharmaCann

On December 16, 2025, the Company entered into an Asset Purchase Agreement (the “PharmaCann APA”) with PharmaCann Inc. (“PharmaCann”) and certain of its subsidiaries.

In connection with the PharmaCann APA, VHC entered into a Management Services Agreement (the “PharmaCann MSA”), dated December 16, 2025, pursuant to which VHC agreed to provide certain management services to certain of PharmaCann’s subsidiaries related to the dispensaries to be acquired.

The MSA became effective on March 22, 2026. For the three and six months ended June 30, 2026, the Company recognized management services income of $4.6 million and $4.9 million, respectively, which is included in the consolidated statement of loss and comprehensive loss.

In connection with the effectiveness of the MSA, on March 24, 2026, the Company delivered 3,024,691 subordinate voting shares from treasury into escrow with Odyssey Trust Company, as escrow agent. These shares are being held in escrow pending their potential release as consideration under the APA upon closing of the acquisition of the PharmaCann assets.

Although the Company is providing management services under the MSA and is entitled to certain economic benefits, the Company has not consolidated the results of the PharmaCann assets, as the acquisition contemplated by the PharmaCann APA had not yet closed as of June 30, 2026, and therefore the Company does not have control, as defined by GAAP, over the PharmaCann assets.

Change in Ownership of Vireo Health of New York LLC

On March 31, 2026, Vireo Health Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Vireo Health”), and Ace Venture of NY LLC (“Ace”) entered into a Second Amended and Restated Limited Liability Company Operating Agreement (the “Operating Agreement”) of Vireo Health of New York LLC (“VHNY”), an indirect subsidiary of the Company.

Under the Operating Agreement, Ace holds 51% of the membership interests in VHNY, and Vireo Health holds the remaining 49% of the membership interests in VHNY. Under the Operating Agreement, distributions of available cash from VHNY are to be made first to Vireo Health until it has recovered specified amounts, including its initial contribution deemed to be $35 million, certain transaction expenses, any additional capital contributions, any additional operating losses, and $16 million of intercompany notes bearing an interest rate of 7%.

VHNY is managed by a two-person board of managers, with one manager designated by the Company and one manager designated by Ace, and certain major actions require unanimous board and/or member approval. In the event of a deadlock between the managers, the Company's Chief Financial Officer shall cast the deciding vote. The Operating Agreement also includes customary transfer restrictions, rights of first refusal and drag-along provisions, as well as dispute resolution and limitation of liability provisions.

Notwithstanding the reduction in its ownership interest from 100% to 49%, management has concluded that VHNY continues to meet the definition of a variable interest entity ("VIE") under GAAP, and that the Company, via Vireo Health, remains the primary beneficiary of VHNY based on its power to direct VHNY's most significant activities and its obligation to absorb losses and right to receive benefits that could be significant to VHNY. Accordingly, the Company continues to consolidate VHNY in its condensed consolidated financial statements.

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

Items measured at fair value on a non-recurring basis

The Company's non-financial assets, such as prepayments and other current assets, long-lived assets, including property and equipment, and intangible assets, are tested for impairment when indicators of impairment exist and are recorded at fair value only if an impairment charge is recognized. No impairment charges were recorded for the three and six months ended June 30, 2026 or 2025.

The carrying value of the Company's marketable securities, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The carrying value of the Company's long-term debt and convertible debt approximates fair value, using Level 2 inputs, as they bear a market rate of interest.

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use. The carrying amount approximates fair value due to the short-term nature of the deposits.

The Company's derivative liability, warrants held, contingent consideration, and investments are measured at fair value on a recurring basis using Level 3 inputs, given there is no market activity for these assets and liabilities.

5. Accounts Receivable

Trade receivables as of June 30, 2026 and December 31, 2025 were comprised of the following items:

	June 30,	December 31,
	2026	2025
Trade receivables, net - cannabis	$18.2	$12.7
Trade receivables, net - non-cannabis	37.0	—
Other	8.7	1.1
Total	$63.9	$13.8

Included in the trade receivables, net balance at June 30, 2026, and December 31, 2025, was an allowance for credit losses of $2.4 million and $1.3 million, respectively.

6. Inventory

Inventory as of June 30, 2026 and December 31, 2025 was comprised of the following items:

	June 30,	December 31,
	2026	2025
Work-in-progress	$36.3	$31.0
Finished goods	46.4	19.6
Non-cash fair value step up	3.6	—
Production supplies	11.7	9.4
Non-cannabis inventory	51.4	—
Total	$149.4	$60.0

In connection with the closing of the various acquisitions described in Note 3, the Company recorded the acquired inventories at their estimated fair values in accordance with ASC 805, Business Combinations. Fair value represents the estimated selling price of the acquired inventory, less the expected costs to sell the inventory.

The estimated fair value of the inventory exceeded cost, resulting in a fair value step-up adjustment to acquired inventories totaling $6.5 million. During the three months ended June 30, 2026 and 2025, $2.7 million and $4.2 million, respectively, of amortization associated with this fair value step-up was recorded. During the six months ended June 30, 2026 and 2025, $3.0 million and $4.2 million, respectively, of amortization associated with this fair value step-up was recorded. This amortization was recorded to cost of sales in the consolidated statement of loss and comprehensive loss for the three and six month periods ended June 30, 2026.

7. Property and Equipment, Net

As of June 30, 2026 and December 31, 2025, the Company’s property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Land	$7.7	$1.8
Buildings and leasehold improvements	196.5	91.7
Furniture and equipment	48.9	27.9
Software	1.1	0.1
Vehicles	3.3	2.9
Construction-in-progress	54.3	33.6
Right of use asset under finance lease	6.6	87.8
	318.4	245.8
Less: accumulated depreciation	(37.7)	(28.3)
Total	$280.7	$217.5

For the six months ended June 30, 2026 and 2025, total depreciation on property and equipment was $9.9 million and $1.9 million, respectively. For the three months ended June 30, 2026 and 2025, total depreciation on property and equipment was $5.9 million and $1.3 million, respectively. The Company capitalized $7.1 million and $1.4 million into inventory relating to depreciation associated with manufacturing equipment and production facilities for the six months ended June 30, 2026 and 2025, respectively, and $4.2 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. The associated capitalized depreciation costs are added to inventory and expensed as cost of sales when the product is sold.

As of each of June 30, 2026 and 2025, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge on property and equipment, net.

8. Leases

Components of the Company’s lease expenses for the three and six months periods ended June 30, 2026 and 2025 are listed below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost
Depreciation of ROU assets	$2.1	$0.2	$0.8	$0.1
Interest on lease liabilities	6.1	7.2	2.6	3.6
Operating lease costs	10.9	1.8	8.4	1.3
Total lease costs	$19.1	$9.2	$11.8	$5.0

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2026	June 30, 2026	Total
2026	$15.0	$1.0	$16.0
2027	28.0	2.0	30.0
2028	27.0	2.1	29.1
2029	23.4	2.1	25.6
2030	21.8	2.2	24.0
Thereafter	153.4	24.6	178.0
Total minimum lease payments	$268.7	$34.0	$302.7
Less discount to net present value	(114.1)	(25.2)	(139.3)
Present value of lease liability	$154.6	$8.8	$163.4

The Company has entered into various lease agreements for the use of buildings used in the production and retail sales of cannabis products.

Supplemental cash flow information related to the Company’s leases for the three and six months ended June 30, 2026 and 2025 is detailed below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from principal payments of operating leases	$4.4	$0.8	$3.1	$0.4
Operating cash flows from amortization of operating leases	5.2	0.9	4.1	0.7
Financing cash flows from finance leases	0.1	—	$—	—
Non-cash additions to operating ROU assets	0.3	0.3	—	0.3

Other information about the Company’s lease amounts as of June 30, 2026 and 2025 is recognized in the financial statements and outlined below:

	June 30,
	2026	2025
Weighted-average remaining lease term (years) – operating leases	10.53	7.33
Weighted-average remaining lease term (years) – finance leases	13.84	15.59
Weighted-average discount rate – operating leases	10.43%	10.93%
Weighted-average discount rate – finance leases	24.29%	16.19%

9. Goodwill and Intangibles

Intangibles

Intangible assets as of June 30, 2026 and December 31, 2025 were comprised of the following items:

	Licenses & Trademarks	Developed Technology	Total
Balance, December 31, 2024	$7.9	$—	$7.9
Acquisitions	108.5	4.7	113.2
Assets moved out of held for sale	0.3	—	0.3
Capitalization of internally generated software costs	—	1.9	1.9
Amortization	(5.1)	(0.7)	(5.8)
Balance, December 31, 2025	$111.6	$5.9	$117.5
Acquisitions (Note 3)	104.5	3.2	107.7
Capitalization of internally generated software costs	—	0.6	0.6
Amortization	(6.8)	(0.3)	(7.1)
Balance, June 30, 2026	$209.3	$9.4	$218.7

The following table outlines the estimated annual amortization expense for the next five years related to intangible assets as of June 30, 2026:

2026	$9.0
2027	18.0
2028	17.9
2029	17.8
2030	17.2
2031	16.4
Thereafter	122.4
Total	$218.7

Goodwill

The following table shows the change in the carrying amount of goodwill:

Goodwill - December 31, 2024	$—
Acquisitions (Note 3)	87.5
Goodwill - December 31, 2025	87.5
Acquisitions (Note 3)	73.6
Goodwill - June 30, 2026	$161.1

The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the year ended December 31, 2025, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of its cannabis segment exceeded the carrying amount. Accordingly, the Company determined that it was not necessary to perform a quantitative goodwill impairment test as of that date, and no impairment was recognized.

For the three and six months ended June 30, 2026, the Company evaluated whether any events or changes in circumstances occurred that would indicate it is more likely than not that goodwill is impaired. Based on this evaluation, the Company concluded that no such triggering events or circumstances existed as of June 30, 2026, and therefore no interim quantitative impairment test was performed and no impairment was recognized during the period.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025 were comprised of the following items:

	June 30,	December 31,
	2026	2025
Accounts payable – trade	$55.8	$19.0
Sales, use, and excise taxes payable	12.7	5.7
Accrued compensation and benefits	17.4	8.8
Accrued transaction, interest, and other expenses	33.9	12.1
Contract liability	5.3	4.7
Total accounts payable and accrued liabilities	$125.1	$50.3

11. Long-Term Debt

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

Long-Term Debt Arising from the purchase of New York Property

On May 26, 2026, the Company's subsidiary, 256 County Route 117 Perth LLC ("Perth Property Buyer"), completed the acquisition of a 389,000 square foot cannabis cultivation and production facility located in Perth, New York (the "Perth Property") from IIP-NY 2 LLC, a subsidiary of Innovative Industrial Properties, Inc. ("IIP"), for an aggregate purchase price of $90.2 million. The Perth Property was previously leased by VHNY from IIP under a finance lease arrangement. In connection with the acquisition, VHNY’s existing lease for the Perth Property was terminated, and the Company derecognized the related right-of-use asset and lease liability.

In connection with the acquisition, Buyer entered into a term loan with IIP in the original principal amount of $49.0 million (the "Seller Note"). The Seller Note bears interest at 15% per annum, payable monthly on an interest-only basis, and has an initial maturity date of May 25, 2027, with two one-year extension options, which the Company intends to exercise, available to the Perth Property Buyer upon payment of a 1.0% extension fee and absence of an uncured event of default. The Seller Note is secured by a first-priority mortgage on the Property and is unconditionally guaranteed by the Company.

Concurrently, Buyer entered into a term loan with Chicago Atlantic Lincoln, LLC in the original principal amount of $41.0 million (the "Chicago Atlantic Perth Loan"), bearing interest at prime plus 5.75% per annum and maturing on May 28, 2028. The Chicago Atlantic Perth Loan is secured by a second-priority mortgage on the Perth Property, subordinated to the Seller Note pursuant to an intercreditor agreement, and is guaranteed by Vireo Health. The Chicago Atlantic Perth Loan permits voluntary prepayment subject to a make-whole premium

Long-Term Debt Arising from Vireo Health of Rocky Mountain

On February 27, 2026, CO Acquisition was acquired by VHC pursuant to a membership interest purchase agreement. In connection with the closing of this acquisition, the Company became obligated under $28.2 million of notes payable due to Chicago Atlantic Admin, LLC. The outstanding principal balance bears interest at a fixed rate of 20.0% per annum and matures on December 31, 2029. The default rate of interest is equal to the interest rate plus 10.0% per annum. All interest accrued until June 3, 2026 is payable in kind. Thereafter, interest will be paid monthly. If the loans are prepaid in an amount equal to $16 million or more or accelerated on or before March 30, 2027, the borrowers must pay a make-whole amount equal to all interest that would have accrued through March 30, 2027. The notes were repaid during the six months ended June 30, 2026.

In connection with the closing of the Asset Sale, the Company became obligated under $44.3 million of notes payable due to Chicago Atlantic Financial Services, LLC. The unpaid principal amounts outstanding bear interest at a rate of 12%, payable monthly in cash and mature on December 31, 2031. See Note 3 “Business Combinations and Dispositions” for additional information.

Long-Term debt Arising from the Bridgewell Acquisition

In connection with the acquisition of Bridgewell, the Company assumed a Loan and Security Agreement (the "Bridgewell Credit Facility") dated April 21, 2026, by and among Agribusiness Holdings Limited Partnership, BWAB Holdings, LLC, and Bridgewell Agribusiness LLC, as borrowers, the lenders party thereto, and Chicago Atlantic Financial Services, LLC, as administrative agent. The Bridgewell Credit Facility provides for term loans in an aggregate principal amount of up to $22.0 million, all of which was funded on the closing date. Borrowings under the Bridgewell Credit Facility bear interest at a fixed cash rate of 12.0% per annum, payable monthly in arrears. The facility matures on August 19, 2026.

In connection with the Bridgewell Acquisition, the Company also assumed five subordinated promissory notes with an aggregate principal balance of approximately $9.1 million, bearing interest at rates ranging from 7% to 15% per annum and maturing on December 31, 2026 or December 31, 2027. These notes are subordinated to the Bridgewell Credit Facility in right of payment.

The following table shows a summary of the Company’s long-term debt as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
First lien term loan	$106.7	$112.7
Chicago Atlantic term loans	74.7	31.2
Mortgage notes	87.1	—
Bridgewell notes	29.7
Other notes	0.6	—
Total long-term debt	298.8	143.9
Less: current portion	41.6	16.3
Total long-term debt, net of current portion	$257.2	$127.6

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2026 and December 31, 2025, $7.5 million and $5.8 million of deferred financing costs remained unamortized, respectively.

As of June 30, 2026, stated maturities of long-term debt were as follows:

2026	$33.6
2027	20.1
2028	207.9
2029	0.4
2030	—
2031	44.3
Total	$306.3

12. Convertible Notes

On July 7, 2025, the Company retired the existing convertible notes, and issued a $10,000,000 convertible note (the “New Convertible Notes”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of the Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing (i) the sum of (A) the result of $10,000,000 minus 50.00% of the aggregate amount of all the New Convertible Notes repaid plus (B) all accrued but unpaid interest on the New Convertible Notes on the date of such conversion by (ii) a conversion price equal to $18.75.

In connection with the Bridgewell Acquisition (Note 3), the Company issued the Bridgewell Convertible Notes to the Bridgewell Sellers on June 5, 2026, with an aggregate principal amount of approximately $13.7 million and a fair value of $14.3 million. The Bridgewell Convertible Notes bear interest at a rate of 3.85% per annum and mature five years from the date of issuance. The Bridgewell Convertible Notes are not convertible prior to the second anniversary of issuance. On or after the second anniversary, the Bridgewell Convertible Notes are convertible, at the option of the Bridgewell Sellers, into an aggregate estimated 734,551 subordinate voting shares of the Company at a deemed conversion price of $18.60 per share, subject to final adjustment in accordance with the terms of the Bridgewell SPA and applicable CSE policies.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of each of June 30, 2026 and December 31, 2025, $0 deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s convertible debt as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Beginning of period	$9.9	$9.9
Principal repayments	(0.6)	(10.1)
Proceeds	14.3	10.0
Amortization of deferred financing costs	—	0.1
End of period	$23.6	$9.9
Less: current portion	1.3	1.3
Total convertible debt, net current portion	$22.3	$8.6

13. Stockholders’ Equity

Shares

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of June 30, 2026. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

	Par Value	Authorized	Voting Rights
Subordinate Voting Share (“SVS”)	—	Unlimited	1 vote for each share
Multiple Voting Share (“MVS”)	—	Unlimited	100 votes for each share

On June 1, 2026, the Board approved a share consolidation ratio of 30-for-1, effective at market open on June 5, 2026. Accordingly, all share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Share Consolidation for all periods presented. As the Company's common shares have no par value, the Share Consolidation had no impact on the Company's total stockholders' equity or on the classification of amounts within stockholders' equity.

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

Shares Issued

During the six months ended June 30, 2026, 23 multiple voting shares were converted into 2,340 subordinate voting shares for no additional consideration.

During the six months ended June 30, 2026, 7,100,000 subordinate voting shares were issued in connection with the Hawthorne Acquisition. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2026, 3,012,653 subordinate voting shares were issued in connection with the Eaze Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2025, 8,373,668 subordinate voting shares were issued in connection with the Deep Roots Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2025, 4,474,333 subordinate voting shares were issued in connection with the Wholesome Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2025, 6,540,409 subordinate voting shares were issued in connection with the Proper Mergers. See Note 3 “Business Combinations and Dispositions” for additional information.

During the six months ended June 30, 2025, 858 multiple voting shares were converted into 85,797 subordinate voting shares for no additional consideration.

14. Stock-Based Compensation

Impact of Share Consolidation

The equity compensation plans contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company (including in the event of a share consolidation), the number and type of awards underlying outstanding stock-based compensation awards must be adjusted, as appropriate, in order to prevent dilution or enhancement of rights. The impact of these provisions resulted in a modification of all outstanding stock-based compensation awards upon the Share Consolidation. As the fair value of the awards immediately after the Share Consolidation did not change when compared to the fair value of such awards immediately prior to the Share Consolidation, no incremental compensation costs were recognized as a result of such modifications. In addition, there was no change to the vesting conditions or classification of each of the outstanding stock-based compensation awards.

Stock Options

In January 2019, the Company adopted the 2019 Equity Incentive Plan (the “EIP”) under which the Company may grant incentive stock options, restricted shares, restricted share units, or other awards. Under the terms of the EIP, a total of ten percent of the number of shares outstanding from time to time, assuming conversion of all super voting shares and MVSs to SVSs are permitted to be issued. The exercise price for incentive stock options issued under the EIP is set by the compensation committee of the Board but may not be less than 100% of the fair market value of the Company’s shares on the date of grant. Incentive stock options have a maximum term of 10 years from the date of grant. The incentive stock options vest at the discretion of the Board.

Options granted under the EIP as of June 30, 2026 and 2025 were valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,	June 30,
	2026	2025
Risk-Free Interest Rate	4.43%	4.53%
Weighted Average Exercise Price	12.60	$14.70
Weighted Average Stock Price	11.55	$14.70
Expected Life of Options (years)	7.00	7.00
Expected Annualized Volatility	100.00%	100.00%
Grant Fair Value	9.60	$12.30
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the six months ended June 30, 2026, and for the year ended December 31, 2025, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2024	1,041,088	$14.53	5.45
Forfeitures	(98,524)	7.80	—
Exercised	(24,106)	5.10	—
Granted	238,639	18.60	—
Options Outstanding at December 31, 2025	1,157,097	$13.50	5.76
Forfeitures	(76,674)	18.42	—
Exercised	(10,056)	4.80	—
Granted	21,082	12.72	—
Options Outstanding at June 30, 2026	1,091,449	$14.31	5.52

Options Exercisable at June 30, 2026	802,413	$13.21	4.16

During the three and six-month periods ended June 30, 2026, the Company recognized $0.8 million and $1.5 million, respectively, in stock-based compensation related to stock options, respectively. During the three and six-month periods ended June 30, 2025, the Company recognized $0.2 million and $0.4 million, respectively, in stock-based compensation related to stock options, respectively. As of June 30, 2026, the total unrecognized compensation costs related to unvested stock options awards granted was $2.1 million. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.4 years. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2026, was $1.8 million and $1.8 million, respectively.

The Company does not estimate forfeiture rates when calculating compensation expense. The Company records forfeitures as they occur.

Warrants

Warrants to purchase SVS entitle the holder to purchase one SVS of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2024	530,652	$6.49	3.56
Expired	(5,000)	44.70	—
Exercised	(8,854)	4.35	—
Warrants outstanding at December 31, 2025	516,798	$6.66	2.56
Granted	2,666,667	25.50	—
Warrants outstanding at June 30, 2026	3,183,465	$22.34	4.34

Warrants exercisable at June 30, 2026	3,183,465	$22.34	4.34

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2024 and 2025	101,255	$105.00	0.23
Expired	(101,255)	—	—
Warrants outstanding at June 30, 2026	—	$—	—

Other

During the three and six months ended June 30, 2026, the Company entered into a consulting arrangement pursuant to which a consultant was granted equity interests in Vireo Health of Rocky Mountain, a consolidated subsidiary, in exchange for strategic advisory and consulting services to be provided over the contractual service period. The arrangement was accounted for as share-based compensation under ASC 718, Compensation—Stock Compensation.

The agreement also includes certain repurchase and exchange features that may be settled in securities of the Company. Based on the terms of these provisions, the Company determined that liability classification was appropriate for certain settlement features and recorded a derivative liability, which is remeasured to fair value each reporting period with changes in fair value recognized in earnings.

For the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $1.8 million and $5.2 million, respectively, related to this arrangement.

RSUs

The expense associated with RSUs is generally based on the closing price of the Company’s subordinate voting shares on the business day immediately preceding the grant date, adjusted for the absence of future dividends, and is amortized on a straight-line basis over the period during which the awards are expected to vest.

During the year ended December 31, 2025, the Company granted 727,500 RSUs to senior management that vest upon the achievement of specified stock price thresholds of $25.50 and $31.50 per share, for which the value was estimated at the grant date using a Monte Carlo simulation model using a volatility of approximately 100%. The expense is recognized over the derived service period of approximately three years.

The Company also granted 950,000 RSUs to senior management that vest upon the achievement of specified Adjusted EBITDA performance thresholds of $150 million, $165 million, and $205 million during the year ended December 31, 2025. Compensation expense for these awards is recognized when achievement of the performance conditions is considered probable and is recognized over the implied service period of approximately 2-3 years.

During the three and six-months ended June 30, 2026, the Company recognized $4.9 million and $7.7 million, respectively, in stock-based compensation expense related to RSUs. During the three and six months periods ended June 30, 2025, the Company recognized $4.0 million and $5.3 million, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2024	377,584	$12.00
Granted	2,370,331	12.60
Settled	(760,197)	14.70
Forfeitures	(2,211)	54.30
Balance, December 31, 2025	1,985,507	11.51
Granted	228,432	11.55
Settled	(115,780)	12.85
Balance, June 30, 2026	2,098,159	$11.44

Vested at June 30, 2026	241,451	$11.35

15. Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to employment, commercial and other matters that arise out of operations in the normal course of business. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated, such amount is recognized in other liabilities.

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify contingent liabilities for contracts. Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s unaudited interim condensed consolidated statements of operations.

Legal proceedings

Verano

On October 29, 2025, the Company reached a comprehensive settlement (the “Settlement Agreement”) dismissing all outstanding litigation matters between the Company and Verano Holdings Corp. (“Verano”) that were pending before the Supreme Court of British Columbia, Canada. The terms of the Settlement Agreement were approved by the Board and Verano’s board of directors.  The value of the settlement to the Company was $9.2 million consisting of the acquisition of $8.2 million of real property and $1.0 million in cash, and was recognized in the fourth quarter of 2025.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2041.

16. Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following items for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Salaries and benefits	$39.8	$7.6	$57.6	$11.5
Stock-based compensation expenses	7.5	4.2	14.5	5.6
Insurance expenses	4.3	0.3	5.8	0.7
Occupancy costs	6.3	1.1	7.8	1.8
Other expenses	17.9	3.4	28.0	5.9
Total	$75.8	$16.6	$113.7	$25.5

17. Other Income (Expense)

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the strategic agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. The Company’s remaining 4,000,000 warrants were revalued at a fair value of $1.4 million and $1.7 million at June 30, 2026 and December 31, 2025, respectively. The three and six months ended June 30, 2026 saw a change in fair value of $0.6 million and ($0.3) million, respectively, which was recorded as other income (expense) in the statement of net loss and comprehensive loss for the three and six month periods ended June 30, 2026.

18. Segment Reporting

To identify the Company’s reportable segments the Company considered various factors including, but not limited to, the Company's products and services, production processes, customers, regulatory environment, and business geography, as well as the degree to which the CODM evaluates the Company's performance and allocates resources.

As a result of the Company's acquisitions of Hawthorne in April 2026 and Bridgewell in June 2026, the Company expanded its operations beyond cannabis into the supply of horticultural and agricultural products to a broader customer base outside of the cannabis industry. Following these acquisitions, the Company reassessed its segment structure and determined that it has two reportable segments: (i) Cannabis and (ii) Non-Cannabis, based on discrete financial information regularly reviewed by the Company's CODM in evaluating performance and allocating resources.

The Company determined that Cannabis and Non-Cannabis represent separate reportable segments because (a) the Cannabis segment's products and services are limited to various forms of cannabis products, while the Non-Cannabis segment's products and services consist of nutrients, lighting, and other materials used for indoor and hydroponic gardening, as well as organic and non-GMO agricultural commodities and food ingredients; (b) the Cannabis segment's customers include retail and wholesale cannabis customers, while the Non-Cannabis segment's customers include manufacturers and other commercial customers outside of the cannabis industry; (c) the Cannabis segment operates within the regulatory environment governing state-legal cannabis markets in the United States, while the Non-Cannabis segment is not subject to such cannabis-specific regulatory regimes; and (d) the Company's CODM reviews discrete financial information and allocates resources separately for each segment.

The Company's Chief Executive Officer serves as the Company's CODM. The CODM assesses performance for each reportable segment and decides how to allocate resources based primarily based on segment operating income (loss), but also based on segment revenues, product costs, operating expenses and gross profit,  which is reconciled to consolidated net income (loss) as reported on the statement of net loss and comprehensive loss. The CODM also reviews the significant expense categories presented in the table below in evaluating each segment's performance. A comparison of budgeted results to actual results, by segment, is also used by the CODM to assess business performance.

The Company's Cannabis segment cultivates, processes, and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories, in the United States. The Company's Non-Cannabis segment provides nutrients, lighting, and other materials used for indoor and hydroponic gardening, and supplies organic and non-GMO agricultural commodities and food ingredients to manufacturers, in the United States. Revenue for both segments is derived from sales in the United States, and the operations of each segment are also located in the United States. The Company's CODM does not review total assets by segment in evaluating segment performance or allocating resources; accordingly, no such measures are disclosed by segment. The accounting policy for recording revenue, and all other accounting policies, are the same as those described in Note 2 "Summary of Significant Accounting Policies."

	Three Months Ended June 30, 2026
	Cannabis	Non-Cannabis	TOTAL
Revenue	$175.8	$33.5	$209.3
Product costs	(83.4)	(27.5)	(110.9)
Non-cash product costs	(1.5)	(1.2)	(2.7)
Inventory valuation adjustments	(0.4)	—	(0.4)
Segment Gross Profit	90.5	4.8	95.3
Salaries and wages	(39.3)	(0.5)	(39.8)
Other selling, general and administrative expenses(1)	(24.4)	(4.1)	(28.5)
Depreciation	(1.7)	—	(1.7)
Amortization	(4.1)	(0.3)	(4.4)
Segment operating income (loss)	21.0	(0.1)	20.9
Transaction related expenses			(19.7)
Stock-based compensation expenses			(7.5)
Other income (expenses), net			20.5
Income (loss) before income taxes			$14.2

	Six Months Ended June 30, 2026
	Cannabis	Non-Cannabis	TOTAL
Revenue	$282.0	$33.5	$315.5
Product costs	(129.8)	(27.5)	(157.3)
Non-cash product costs	(1.8)	(1.2)	(3.0)
Inventory valuation adjustments	(0.6)	—	(0.6)
Segment Gross Profit	149.8	4.8	154.6
Salaries and wages	(57.1)	(0.5)	(57.6)
Other selling, general and administrative expenses(1)	(37.5)	(4.1)	(41.6)
Depreciation	(2.8)	—	(2.8)
Amortization	(6.8)	(0.3)	(7.1)
Segment operating income (loss)	45.6	(0.1)	45.5
Transaction related expenses			(28.4)
Stock-based compensation expenses			(14.5)
Other income (expenses), net			7.4
Income (loss) before income taxes			$10.0

(1) Includes insurance expenses, occupancy expenses, and other general expenses. Does not include stock-based compensation expenses.

19. Supplemental Cash Flow Information(1)

	June 30,	June 30
	2026	2025
Cash paid for interest	$13.8	$13.7
Cash paid for income taxes	6.2	—
Change in construction accrued expenses	(4.0)	0.5
Acquisitions:	—	—
Total consideration transferred	264.1	239.5
Cash acquired	(62.0)	(38.3)
Total non-cash investing and financing activities, net of cash acquired	202.1	201.2
(1)	For supplemental cash flow information related to leases, refer to Note 8 “Leases.”

20. Financial Instruments and Risk Management

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, and accounts receivable. A small portion of cash is held on hand, from which management believes the risk of loss is remote. Receivables relate primarily to wholesale sales. The Company does not have significant credit risk with respect to customers. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments. The Company has been granted licenses pursuant to the laws of the states it operates in with respect to cultivating, processing, and/or distributing marijuana. Presently, this industry is illegal under United States federal law. The Company has adhered, and intends to continue to adhere, strictly to the applicable state statutes in its operations.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2026, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Legal Risk

The Company operates in the United States. The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Recent federal action, however, resulted in the rescheduling to Schedule III of (i) FDA-approved drug products containing marijuana and (ii) marijuana in any form covered by a state medical marijuana license. Regarding state-legal medical marijuana, the DEA also created a pathway for state medical marijuana licensees to register and continue operating compliantly under Schedule III.

As a general matter, however, cannabis remains a Schedule I drug outside of the specific conditions outlined above. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, has no accepted medical use in the U.S., and lacks accepted safety for use under medical supervision. Although the FDA has approved certain drugs containing marijuana, it has not approved marijuana itself as a safe and effective drug. In the U.S., marijuana is largely regulated at the state level. Despite recent federal action to align state medical licensing requirements with Schedule III registration requirements, state laws regulating adult-use cannabis are still in direct conflict with the CSA, which makes adult-use cannabis use and possession federally illegal.

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

21. Related Party Transactions

As of each of June 30, 2026 and December 31, 2025, the Company owed $0.4 million and $2.0 million, due to related parties.

Details surrounding the lending relationships between the Company and Chicago Atlantic, are described in Note 11 “Long-Term Debt” and Note 12 “Convertible Notes.”

During the three months ended June 30, 2026 and 2025, the Company paid Chicago Atlantic $4.5 million and $0, respectively, for certain underwriting services, legal services, accounting services, data analytics services, and real estate services. During the six months ended June 30, 2026 and 2025, the Company paid Chicago Atlantic $6.0 million and $0, respectively, for certain underwriting services, legal services, accounting services, data analytics services, and real estate services.

John Mazarakis, the Company’s Chief Executive Officer, is a partner of Chicago Atlantic Group, LP, an affiliate of Chicago Atlantic Admin, LLC.

22. Income Taxes

Following an April 2026 U.S. Department of Justice order reclassifying state-licensed medical cannabis from Schedule I to Schedule III of the Controlled Substances Act, management has concluded, at the more-likely-than-not level under ASC 740-10-25, that a reasonably apportioned share of selling, general and administrative expenses attributable to the Company's medical cannabis activity is deductible in states where the Company conducts both medical and recreational operations. The Company has applied this position prospectively, beginning April 23, 2026. As a result, the portion of selling, general and administrative expenses apportioned to medical activity on or after that date no longer gives rise to an uncertain tax position, whereas such expenses continue to be subject to an uncertain tax position for periods prior to April 23, 2026.

This position, including its effective date and the methodology used to apportion costs between medical and recreational activity, involves significant estimation and judgment in the absence of formal Treasury or IRS guidance, which is expected but has not yet been issued. The Company will continue to monitor forthcoming guidance and related regulatory developments and will revise its position and estimates as further information becomes available, which could result in a material adjustment to the Company's income tax provision in future periods.

23. Subsequent Events

On July 16, 2026, Vireo Health of PA, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Vireo Health PA”), completed its acquisition of all of the issued and outstanding limited liability company membership interests of FarmX, LLC d/b/a PhytoNatural ("PhytoNatural"), via Vive Penn, LLC (“Vive”), a joint venture between Vireo Health PA and Hive Holdints, Inc., pursuant to a Securities Purchase Agreement (the “PhytoNatural Acquisition”). The PhytoNatural Acquisition includes a non-operational Pennsylvania medical cannabis retail permit that, subject to applicable regulatory approvals, authorizes the operation of up to six dispensaries in the Commonwealth. Total consideration for the transaction was $20.0 million, consisting of $8.0 million paid in cash by Vive at closing and approximately $12.0 million payable by the Company through the issuance of approximately 645,161 subordinate voting shares at a deemed issue price of $18.60 per share, issuable two years following the closing date.

On July 20, 2026, the Company, through its subsidiary Vireo Health of Arcadia, LLC ("Vireo Health Arcadia"), entered into a definitive purchase agreement with The Cannabist Company Holdings Inc. ("Cannabist"), pursuant to which Vireo Health Arcadia will acquire certain cannabis cultivation, manufacturing, and retail operations from subsidiaries of Cannabist across five markets: Colorado, Illinois, Massachusetts, New Jersey, and West Virginia (the “Cannabist

Acquisition”). Total consideration for the Cannabist Acquisition, subject to certain regulatory approvals, will be up to $35.0 million, comprised of up to $18.75 million in cash payable at closing and up to $16.25 million in seller notes. Total consideration is subject to customary adjustments based on target levels of cash, indebtedness, tax liabilities, working capital, and certain other items.

On July 27, 2026, the Company entered into a definitive merger agreement with Planet 13 Holdings Inc. ("Planet 13"), pursuant to which the Company will acquire all issued and outstanding equity interests of Planet 13, with each share of Planet 13 common stock (subject to certain exclusions) converting into 0.015383618 of a Vireo subordinate voting share; the transaction remains subject to customary closing conditions, including Planet 13 stockholder approval, effectiveness of the Form S-4 registration statement, to be filed by the Company, CSE listing approval, and applicable cannabis regulatory approvals.

On July 31, 2026, the Company entered into four separate definitive Securities Purchase Agreements with FarmaceuticalRx LLC, FarmaceuticalRx 2 LLC, CAOH LLC, and Canoe Hill Ohio, LLC (collectively, the "Ohio Entities") to acquire all issued and outstanding membership interests of the Ohio Entities and certain of their subsidiaries, comprising eight dispensaries, a cultivation and processing facility, and related real estate in Ohio (collectively, the "Ohio Transactions"), subject to regulatory approvals and customary closing conditions. Consideration for the Ohio Transactions consists of approximately 11 million Vireo subordinate voting shares, issued in three tranches (50% at closing, 25% approximately 90 days following closing, and 25% approximately 180 days following closing), with the deferred tranches subject to a performance-based forfeiture mechanism permitting Vireo to claw back up to 25% of the shares issued if specified thresholds are not met.

On August 7, 2026, the Company completed its previously announced acquisition of certain Colorado retail assets of PharmaCann Inc. for consideration of approximately 3.0 million subordinate voting shares.

On August 7, 2026, certain of the Company's indirect non-cannabis subsidiaries entered into a five-year senior secured asset-based revolving credit facility, led by Bank of Montreal as administrative agent, providing a $65.0 million initial commitment, expandable to $105.0 million through additional commitments and an accordion feature, subject to customary conditions. Borrowings bear interest, at the borrowers' election, at Term SOFR plus 1.75% to 2.00% or the base rate plus 0.75% to 1.00%, based on average availability, and undrawn commitments carry a 0.25% annual unused commitment fee.

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

Overview of the Company

Vireo Growth is a multi-segment company the mission of which is to provide safe access, quality products, and value to its customers while supporting its local communities through active participation and restorative justice programs. The Company is evolving with the cannabis industry and is in the midst of a transformation to being significantly more customer-centric across its operations. Through our Cannabis segment, we cultivate, manufacture, and distribute cannabis products through our growing network of retail dispensaries we own or operate, as well as to third-party dispensaries, across limited-license markets through our state-licensed subsidiaries. Through our Non-Cannabis segment, we supply nutrients, lighting, and other horticultural products to the indoor and hydroponic gardening industry, and organic, non-GMO, and conventional food and agricultural ingredients to food manufacturers and retailers.

Reporting Segments

We report our operating results in two business segments: (i) Cannabis and (ii) Non-Cannabis.

Our Cannabis segment cultivates, manufactures, and distributes cannabis products to third parties in wholesale markets and sells cannabis products directly to approved patients and adult-use customers in our owned or operated retail stores. During the three months ended June 30, 2026, the Cannabis segment had operating revenue in ten states: California, Colorado, Florida, Maryland, Minnesota, Missouri, Nevada, New Mexico, New York, and Utah.

Our Non-Cannabis segment provides nutrients, lighting, and other materials used for indoor and hydroponic gardening in North America through The Hawthorne Gardening Company LLC and certain of its subsidiaries ("Hawthorne"), which was acquired on April 8, 2026, and supplies organic, non-GMO, and conventional food and agricultural products, including natural ingredients such as grains, flours, edible oils, beans, nuts, and specialty ingredients, to food manufacturers and retailers through Bridgewell Agribusiness LLC and certain of its subsidiaries ("Bridgewell"), which was acquired on June 5, 2026. Unlike our Cannabis segment, the Non-Cannabis segment serves a broad commercial customer base and is not subject to state cannabis licensing or regulatory regimes. The Non-Cannabis segment's results are included in our consolidated results from the respective acquisition dates of each of Hawthorne and Bridgewell.

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

On March 19, 2026, the Company completed the acquisition of a controlling interest in Vireo Health of Rocky Mountain, LLC, which acquired 45 dispensaries and two manufacturing facilities in Colorado and New Mexico through the Schwazze restructuring transaction.

On April 1, 2026, the Company completed the acquisition of Eaze Inc. ("Eaze"), a cannabis delivery and technology platform operating in California and Florida. On April 8, 2026, the Company completed the acquisition of Hawthorne from The Scotts Miracle-Gro Company. On June 5, 2026, the Company completed the acquisition of all of the issued and outstanding partnership interests of Bridgewell. The Hawthorne and Bridgewell acquisitions represent the Company's strategic expansion into operations outside of the cannabis industry, establishing the Company's Non-Cannabis segment. See Note 3 for additional information regarding these acquisitions.

Three months ended June 30, 2026, Compared to Three months ended June 30, 2025

Revenue

We derived our revenue from two reportable segments: Cannabis and Non-Cannabis.

Cannabis segment revenue is derived from cultivating, processing, and distributing cannabis products through our dispensaries in ten states and our wholesale sales to third parties. For the three months ended June 30, 2026, 88% of our Cannabis segment revenue was generated from retail dispensaries and 12% from the wholesale business. For the three months ended June 30, 2025, 77% of our revenue was generated from retail business and 23% from wholesale business.

Cannabis segment revenue for the three months ended June 30, 2026, was $175.8 million, an increase of $127.7 million or 265% compared to revenue of $48.1 million for the three months ended June 30, 2025, primarily driven by the acquisitions of Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Retail revenue for the three months ended June 30, 2026, was $154.1 million, an increase of $117.3 million or 319% compared to retail revenue of $36.8 million for the three months ended June 30, 2025 primarily driven by the acquisitions of Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Wholesale revenue for the three months ended June 30, 2026, was $21.7 million, an increase of $10.4 million or 92% compared to wholesale revenue of $11.3 million for the three months ended June 30, 2025, primarily driven by increased throughput in the New York market, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Non-Cannabis segment revenue for the three months ended June 30, 2026, was $33.5 million, reflecting partial-period contributions from Hawthorne, acquired April 8, 2026, and Bridgewell, acquired June 5, 2026. There is no comparative revenue for the three months ended June 30, 2025, as no non-cannabis business was owned during that period.

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Retail:
MN	$19.0	$10.9	$8.1	74%
NY	0.8	1.1	(0.3)	(27)%
MD	6.7	6.7	—	—%
UT	13.1	6.1	7.0	115%
NV	28.3	6.4	21.9	342%
MO	20.9	5.6	15.3	273%
CO	28.4	—	28.4	100%
NM	9.4	—	9.4	100%
CA	18.0	—	18.0	100%
FL	9.5	—	9.5	100%
Total Retail	$154.1	$36.8	$117.3	319%

Wholesale:
MN	$0.1	$0.2	$(0.1)	(50)%
NY	8.9	4.1	4.8	117%
MD	3.4	4.2	(0.8)	(19)%
UT	2.4	1.1	1.3	118%
NV	0.1	—	0.1	100%
MO	5.9	1.7	4.2	247%
CO	0.9	—	0.9	100%
Total Wholesale	$21.7	$11.3	$10.4	92%

Total Cannabis Revenue	$175.8	$48.1	$127.7	265%

Non-Cannabis Revenue	33.5	—	33.5	100%

Total Revenue	$209.3	$48.1	$161.2	335%

Cost of Sales and Gross Profit

Gross profit reflects total net revenue less cost of sales. Cost of sales represents the costs attributable to producing bulk materials and finished goods, which includes direct materials, labor, and certain indirect costs such as depreciation, insurance, utilities, and valuation adjustments.

For the Cannabis segment, cost of sales is determined from costs related to the cultivation and processing of cannabis and cannabis-derived products, as well as the cost of finished goods inventory purchased from third parties and valuation adjustments. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis products, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

For the Non-Cannabis segment, cost of sales is determined from costs related to the procurement and distribution of horticultural products, including nutrients and lighting, through Hawthorne, and the sourcing and supply of organic, non-GMO, and conventional food and agricultural ingredients through Bridgewell. Non-Cannabis cost of sales may fluctuate over comparative periods due to changes in commodity prices, supply chain conditions, and product mix.

Cannabis Segment

Cost of sales for the Cannabis segment for the three months ended June 30, 2026, was $85.3 million, an increase of $57.6 million compared to $27.7 million for the three months ended June 30, 2025, primarily driven by the increase in sales and acquisition activity. Cost of sales are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties and valuation adjustments.

Gross profit for the Cannabis segment for the three months ended June 30, 2026, was $90.5 million, representing a gross margin of 51%. In comparison, gross profit for the three months ended June 30, 2025, was $20.4 million or a 42% gross margin primarily driven by the decrease in non-cash product costs associated with the acquisition related inventory fair value step up.

Non-Cannabis Segment

Cost of sales for the Non-Cannabis segment for the three months ended June 30, 2026, was $28.7 million. There is no comparative cost of sales for the three months ended June 30, 2025, as no non-cannabis business was owned during that period.

Gross profit for the Non-Cannabis segment for the three months ended June 30, 2026, was $4.8 million, representing a gross margin of 14%. There is no comparative gross profit for the three months ended June 30, 2025, as no non-cannabis business was owned during that period.

Total Expenses

Total expenses other than the cost of sales consist of selling costs to support customer relationships, marketing, and branding activities. They also include a significant investment in the corporate infrastructure required to support ongoing business. Total expenses reflect costs across both the Cannabis and Non-Cannabis segments, as well as unallocated corporate expenses.

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

Cannabis Segment

Total expenses for the three months ended June 30, 2026, were $88.3 million, an increase of $65.9 million compared to total expenses of $22.4 million for the three months ended June 30, 2025 primarily driven by the acquisitions of Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Non-Cannabis Segment

Total expenses for the Non-Cannabis segment for the three months ended June 30, 2026, were $13.3 million. There is no comparative figure for the three months ended June 30, 2025, as no non-cannabis business was owned during that period.

Income (loss) from operations

Loss from operations for the three months ended June 30, 2026, was $6.3 million an increase of $4.3 million compared to a loss of $2.0 million for the three months ended June 30, 2025.

Total Other Income (Expense)

Total other income for the three months ended June 30, 2026, was $20.5 million an increase of $28.6 million compared to total other expense of $8.1 million for the three months ended June 30, 2025. This change was primarily attributable to the bargain purchase gain recognized in connection with the Hawthorne acquisition.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2026, tax expense totaled $14.3 million compared to tax expense of $4.8 million for the three months ended June 30, 2025. The increase in tax expense was driven by the increase in gross profit relative to the prior year.

Six months ended June 30, 2026, Compared to Six months ended June 30, 2025

Revenue

We derived our revenue from two reportable segments: Cannabis and Non-Cannabis.

Cannabis segment revenue is derived from cultivating, processing, and distributing cannabis products through our dispensaries in ten states and our wholesale sales to third parties. For the six months ended June 30, 2026, 87% of our Cannabis segment revenue was generated from retail dispensaries and 13% from the wholesale business. For the six months ended June 30, 2025, 77% of our revenue was generated from retail business and 23% from wholesale business.

Cannabis segment revenue for the six months ended June 30, 2026, was $282.0 million, an increase of $209.4 million or 288% compared to revenue of $72.6 million for the six months ended June 30, 2025, primarily driven by the acquisitions of Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Retail revenue for the six months ended June 30, 2026, was $244.0 million, an increase of $188.0 million or 336% compared to retail revenue of $56.0 million for the six months ended June 30, 2025, primarily driven by the acquisitions of Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Wholesale revenue for the six months ended June 30, 2026, was $38.0 million, an increase of $21.4 million or 129% compared to wholesale revenue of $16.6 million for the six months ended June 30, 2025, primarily driven by increased throughput in the New York market, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Non-Cannabis segment revenue for the six months ended June 30, 2026, was $33.5 million, reflecting partial-period contributions from Hawthorne, acquired April 8, 2026, and Bridgewell, acquired June 5, 2026. There is no comparative revenue for the six months ended June 30, 2025, no non-cannabis business was owned during that period.

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
Retail:
MN	$37.2	$22.1	$15.1	68%
NY	1.6	2.3	(0.7)	(30)%
MD	13.3	13.5	(0.2)	(1)%
UT	25.4	6.1	19.3	316%
NV	55.7	6.4	49.3	770%
MO	41.6	5.6	36.0	643%
CO	31.1	—	31.1	100%
NM	10.6	—	10.6	100
CA	18.0	—	18.0	100%
FL	9.5	—	9.5	100%
Total Retail	$244.0	$56.0	$188.0	336%

Wholesale:
MN	$0.1	$0.4	$(0.3)	(75)%
NY	14.1	5.1	9.0	176%
MD	6.8	8.3	(1.5)	(18)%
UT	5.2	1.1	4.1	373%
NV	0.3	—	0.3	100%
MO	10.6	1.7	8.9	524%
CO	0.9	—	0.9	100%
Total Wholesale	$38.0	$16.6	$21.4	129%

Total Cannabis Revenue	$282.0	$72.6	$209.4	288%

Non-Cannabis Revenue	33.5	—	33.5	100%

Total Revenue	$315.5	$72.6	$242.9	335%

Cost of Sales and Gross Profit

Gross profit reflects total net revenue less cost of sales. Cost of sales represents the costs attributable to producing bulk materials and finished goods, which includes direct materials, labor, and certain indirect costs such as depreciation, insurance, utilities, and valuation adjustments.

For the Cannabis segment, cost of sales is determined from costs related to the cultivation and processing of cannabis and cannabis-derived products, as well as the cost of finished goods inventory purchased from third parties and valuation adjustments. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis products, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

For the Non-Cannabis segment, cost of sales is determined from costs related to the procurement and distribution of horticultural products, including nutrients and lighting, through Hawthorne, and the sourcing and supply of organic, non-GMO, and conventional food and agricultural ingredients through Bridgewell. Non-Cannabis cost of sales may fluctuate over comparative periods due to changes in commodity prices, supply chain conditions, and product mix.

Cannabis Segment

Cost of sales for the Cannabis segment for the six months ended June 30, 2026, was $132.2 million, an increase of $92.4 million compared to $39.8 million for the six months ended June 30, 2025, primarily driven by the increase in sales and acquisition activity. Cost of sales are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties and valuation adjustments.

Gross profit for the Cannabis segment for the six months ended June 30, 2026, was $149.8 million, representing a gross margin of 53%. In comparison, gross profit for the six months ended June 30, 2025, was $32.8 million or a 45% gross margin primarily driven by the decrease in non-cash product costs associated with the acquisition related inventory fair value step up.

Non-Cannabis Segment

Cost of sales for the Non-Cannabis segment for the six months ended June 30, 2026, was $28.7 million. There is no comparative cost of sales for the six months ended June 30, 2025, as no non-cannabis business was owned during that period.

Gross profit for the Non-Cannabis segment for the six months ended June 30, 2026, was $4.8 million, representing a gross margin of 14.3%. There is no comparative gross profit for the six months ended June 30, 2025, as no non-cannabis business was owned during that period.

Total Expenses

Total expenses other than the cost of sales consist of selling costs to support customer relationships, marketing, and branding activities. They also include a significant investment in the corporate infrastructure required to support ongoing business. Total expenses reflect costs across both the Cannabis and Non-Cannabis segments, as well as unallocated corporate expenses.

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

Cannabis Segment

Total expenses for the six months ended June 30, 2026, were $135.9 million, an increase of $103.0 million compared to total expenses of $32.9 million for the six months ended June 30, 2025, primarily driven by the acquisitions of Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Non-Cannabis Segment

Total expenses for the Non-Cannabis segment for the six months ended June 30, 2026, were $16.0 million. There is no comparative figure for the six months ended June 30, 2025, as no non-cannabis business was owned during that period.

Income (loss) from operations

Income from operations for the six months ended June 30, 2026, was $2.6 million an increase of $2.7 million compared to a loss of $0.1 million for the six months ended June 30, 2025.

Total Other Income (Expense)

Total other income for the six months ended June 30, 2026, was $7.4 million an increase of $22.2 million compared to total other expense of $14.8 million for the six months ended June 30, 2025. This change was primarily attributable to the bargain purchase gain recognized in connection with the Hawthorne acquisition.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2026, tax expense totaled $30.4 million compared to tax expense of $6.5 million for the six months ended June 30, 2025. The increase in tax expense was driven by the increase in gross profit relative to the prior year.

NON-GAAP MEASURES

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are non-GAAP measures that do not have standardized definitions under GAAP. Total revenues, excluding revenues from states where we have divested operations, is also a non-GAAP measure that does not have a standardized definition under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures EBITDA and Adjusted EBITDA presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.  Reconciliations of the supplemental non-GAAP financial measure, total revenues, that exclude revenues from states where we have divested operations presented herein to the most directly comparable financial measures calculated in accordance with GAAP can be found in the tables above where the measure appears. We have provided these non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. The supplemental non-

GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(20.4)	$(21.4)	$(0.1)	$(14.9)
Interest expense, net	17.2	15.2	9.5	7.6
Income taxes	30.4	6.5	14.3	4.9
Depreciation & Amortization	9.9	1.4	6.1	1.1
Depreciation and amortization included in cost of sales	7.1	1.4	4.2	0.9
EBITDA (non-GAAP)	$44.2	$3.1	$34.0	$(0.4)
Non-cash inventory adjustments	3.6	4.4	3.1	3.9
Grown Rogue termination fee included in cost of goods sold	—	0.5	—	0.3
Change in the fair value of contingent consideration	2.6	—	(2.9)	—
Stock-based compensation	14.5	5.6	7.5	4.2
Transaction related expenses	28.4	6.0	19.7	4.7
One time legal costs	2.4	—	2.4	—
Other (income) expense	(0.5)	(0.4)	(1.2)	0.4
Bargain purchase gain	(21.7)	—	(21.7)	—
Severance expense	—	0.6	—	0.2
Loss on disposal of assets	0.6	—	0.6	—
Adjusted EBITDA (non-GAAP)	$74.1	$19.8	$41.5	$13.3

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

Long-Term Debt Arising from the purchase of New York Property

On May 26, 2026, the Company's subsidiary, 256 County Route 117 Perth LLC ("Perth Property Buyer"), completed the acquisition of a 389,000 square foot cannabis cultivation and production facility located in Perth, New York (the "Perth Property") from IIP-NY 2 LLC, a subsidiary of Innovative Industrial Properties, Inc. ("IIP"), for an aggregate purchase price of $90.2 million. The Perth Property was previously leased by VHNY from IIP under a finance lease arrangement. In connection with the acquisition, VHNY’s existing lease for the Perth Property was terminated, and the Company derecognized the related right-of-use asset and lease liability.

In connection with the acquisition, Buyer entered into a term loan with IIP in the original principal amount of $49.0 million (the "Seller Note"). The Seller Note bears interest at 15% per annum, payable monthly on an interest-only basis, and has an initial maturity date of May 25, 2027, with two one-year extension options available to the Perth Property Buyer upon payment of a 1.0% extension fee and absence of an uncured event of default. The Seller Note is secured by a first-priority mortgage on the Property and is unconditionally guaranteed by the Company.

Concurrently, Buyer entered into a term loan with Chicago Atlantic Lincoln, LLC in the original principal amount of $41.0 million (the "Chicago Atlantic Perth Loan"), bearing interest at prime plus 5.75% per annum and maturing on May 28, 2028. The Chicago Atlantic Perth Loan is secured by a second-priority mortgage on the Perth Property, subordinated to the Seller Note pursuant to an intercreditor agreement, and is guaranteed by Vireo Health. The Chicago Atlantic Perth Loan permits voluntary prepayment subject to a make-whole premium

Long-Term Debt Arising from Vireo Health of Rocky Mountain

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

In connection with the closing of the Asset Sale, the Company became obligated under $44.3 million of notes payable due to Chicago Atlantic Financial Services, LLC. The unpaid principal amounts outstanding bear interest at a rate of 12%, payable monthly in cash and mature on December 31, 2031. See Note 3 “Business Combinations and Dispositions” for additional information.

Long-Term debt Arising from the Bridgewell Acquisition

In connection with the acquisition of Bridgewell, the Company assumed a Loan and Security Agreement (the "Bridgewell Credit Facility") dated April 21, 2026, by and among Agribusiness Holdings Limited Partnership, BWAB Holdings, LLC, and Bridgewell Agribusiness LLC, as borrowers, the lenders party thereto, and Chicago Atlantic Financial Services, LLC, as administrative agent. The Bridgewell Credit Facility provides for term loans in an aggregate principal amount of up to $22.0 million, all of which was funded on the closing date. Borrowings under the Bridgewell Credit Facility bear interest at a fixed cash rate of 12.0% per annum, payable monthly in arrears. The facility matures on August 19, 2026.

In connection with the Bridgewell Acquisition, the Company also assumed five subordinated promissory notes with an aggregate principal balance of approximately $9.1 million, bearing interest at rates ranging from 7% to 15% per annum and maturing on December 31, 2026 or December 31, 2027. These notes are subordinated to the Bridgewell Credit Facility in right of payment.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of June 30, 2026 and December 31, 2025, $7.5 million and $5.8 million of deferred financing costs remained unamortized, respectively.

Convertible Notes

On July 7, 2025, the Company retired the Convertible Notes, and issued a $10,000,000 convertible note (the “New Convertible Notes”) to Chicago Atlantic Opportunity Finance, LLC, also with a second priority interest, that matures on October 2, 2028 with an option to extend for an additional year subject to a 1% extension fee of all Chicago Atlantic loans advanced, has a cash interest rate of the Prime Rate (subject to a 7.5% floor) plus 5.0% per year, and is convertible into that number of the Company’s subordinate voting shares determined by dividing (i) the sum of (A) the result of $10,000,000 minus 50.00% of the aggregate amount of all the New Convertible Notes repaid plus (B) all accrued but unpaid interest on the New Convertible Notes on the date of such conversion by (ii) a conversion price equal to $18.75.

In connection with the acquisition of Bridgewell, the Company issued the Bridgewell Convertible Notes to the Sellers on June 5, 2026, with an aggregate principal amount of approximately $13.7 million. The Bridgewell Notes bear interest at a rate of 3.85% per annum and mature five years from the date of issuance. The Bridgewell Convertible Notes are not convertible prior to the second anniversary of issuance. On or after the second anniversary, the Bridgewell Convertible Notes are convertible, at the option of the holders, into an aggregate estimated 734,551 subordinate voting shares of the Company at a deemed conversion price of $18.60 per share, subject to final adjustment in accordance with the terms of the Securities Purchase Agreement and applicable Canadian Securities Exchange policies.

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of each of June 30, 2026 and December 31, 2025, $0 deferred financing costs remained unamortized, respectively.

Cash Provided by Operating Activities

Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2026, an increase of $22.5 million as compared to net cash used in operating activities of $8.2 million for the six months ended June 30, 2025. The increase was primarily driven by higher revenues and operating income resulting from the Company’s expanded operations following the completed acquisition activity.

Cash Used in Investing Activities

Net cash used in investing activities was $61.7 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $32.9 million for the six months ended June 30, 2025, a change of $94.6 million. The shift from cash provided to cash used was primarily attributable to increased purchases of property and equipment, driven by the purchase of a building in New York for approximately $90.2 million.

Cash Provided by or Used in Financing Activities

Net cash provided by financing activities was $47.6 million for the six months ended June 30, 2026, a change of $57.8 million as compared to $10.2 million used in financing activities for the six months ended June 30, 2025. The change was principally due to increased proceeds received from long-term debt relative to the comparative period.

Lease Transactions

As of June 30, 2026, we are party to lease agreements for the use of buildings across our Cannabis and Non-Cannabis segments. Cannabis segment leases relate to buildings used in the cultivation, production, and/or sale of cannabis products in California, Colorado, Florida, New Mexico, Maryland, Minnesota, New York, Missouri, Nevada, and Utah. Non-Cannabis segment leases relate to warehouse, distribution, and office facilities used in the operations of Hawthorne and Bridgewell.

We lease certain retail dispensary locations within our Cannabis segment and certain cultivation facilities, as well as warehouse and distribution facilities used by our Non-Cannabis segment operations, under agreements with third-party landlords. These agreements require us to make monthly rent payments and fund common area costs, utilities, and maintenance, and in some cases certain other operating costs associated with the facilities. In some cases, we have received tenant improvement funds to assist in the buildout of the spaces to meet our operating needs.

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	June 30, 2026	June 30, 2026	Total
2026	$15.0	$1.0	$16.0
2027	28.0	2.0	30.0
2028	27.0	2.1	29.1
2029	23.4	2.1	25.6
2030	21.8	2.2	24.0
Thereafter	153.4	24.6	178.0
Total minimum lease payments	$268.7	$34.0	$302.7
Less discount to net present value	(114.1)	(25.2)	(139.3)
Present value of lease liability	$154.6	$8.8	$163.4

ADDITIONAL INFORMATION

Outstanding Share Data

As of August 14, 2026, we had 48,821,377 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

48,049,577 Subordinate Voting Shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to one vote per share at all shareholder meetings. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

7,718 Multiple Voting Shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, RSUs, and Warrants

As of June 30, 2026, we had 1,091,449 employee stock options outstanding, 2,098,159 RSUs outstanding, and 3,183,465 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material, adverse effect on our results of operations or financial condition. The information contained in Part I, Item 1. Financial Statements - Note 15, "Commitments and Contingencies," under the heading "Legal Proceedings," is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Risks Related to the Recently Completed Transactions and Pending Transactions

Our Pending Transactions are subject to numerous conditions, including regulatory approvals and termination rights, and may not be completed on the anticipated terms or timeline, or at all, and our Recently Completed Transactions may not yield the anticipated benefits thereof, any of which could adversely affect the market price of our Shares and our business, financial condition and prospects.

The Company has recently completed certain acquisitions (collectively, the “Recently Completed Transactions”) and has entered into definitive agreements for additional acquisitions that remain pending (collectively, the “Pending Transactions” and, together with the Recently Completed Transactions, the “Transactions”). Each of our Pending Transactions is subject to a number of conditions precedent, many of which are outside of our control, including, where applicable, receipt of required shareholder approvals of the target entities and consents and approvals from various governmental and regulatory authorities. The regulatory approval process may be lengthy and, for certain of the Pending Transactions, required regulatory approvals have not yet been obtained. There can be no assurance that any required approvals will be obtained on a timely basis, if at all, or that, if obtained, they will not be subject to conditions or undertakings that are unacceptable to us or the applicable counterparty, or that are otherwise unfavorable to the combined business. Failure to obtain required approvals, or the imposition of burdensome conditions, could result in the delay, modification or termination of some or all of the Pending Transactions.

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

The Company and the assets or businesses acquired in connection with the Recently Completed Transactions and the Pending Transactions may not integrate successfully.

The Company is in the process of integrating the operations of the businesses and assets acquired in the Recently Completed Transactions and intends to integrate operations of the assets and businesses to be acquired in the Pending Transactions upon their completion. However, operational and strategic decisions and staffing decisions with respect to certain of the Transactions have not yet been finalized. The integration of multiple acquisitions simultaneously presents challenges to management, including the integration of management structures, operations, information technology and accounting systems and personnel of the various assets and businesses (some, all or none of which may ultimately be completed), and special risks, including possible unanticipated liabilities, unanticipated costs, diversion of management’s attention and the loss of key employees or customers. These decisions and the integration of the Company's and the relevant counterparties’ operations may present challenges to management, including the integration of systems and personnel, and special risks, including possible unanticipated liabilities, unanticipated costs, and the loss of key employees.

The ability to realize the benefits of each, or any of, the Transactions may depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on the resulting Company’s ability to realize the anticipated growth opportunities and synergies, efficiencies and cost savings from integrating Vireo's and the acquired assets and businesses following completion of each, or any of, the Transactions. The performance of the Company after completion of the Transactions could be adversely affected if the Company cannot retain key employees to assist in the ongoing operations. As a result of these factors, it is possible that the cost reductions and synergies expected will not be realized.

The difficulties that management of the Company encounters in the transition and integration processes could have an adverse effect on the revenues, level of expenses and operating results of the Company. The amount and timing of the synergies the parties hope to realize may not occur as planned. As a result of these factors, it is possible that any anticipated benefits from the Transactions will not be realized. These challenges may be exacerbated in those Transactions where there are pending earn-out provisions.

The counterparties in certain of the Transactions have agreed to indemnify the Company for certain damages arising from certain of the representations, warranties, covenants, and agreements of the counterparties. However, there can be no assurance that these indemnities will be sufficient to make the Company whole for the full amount of such damages, or that such indemnifying parties’ ability to satisfy their respective indemnification obligation will not be impaired in the future.

Pursuant to certain of the Transactions, the counterparties agreed to indemnify the Company against damages incurred or suffered by the Company in connection with certain matters, including any inaccuracy in or breach of the representations and warranties made by, or any breach, violation, or non-fulfillment of any covenant, agreement, or obligation to be performed by the counterparties. However, there can be no assurance that the indemnities set forth in the agreements related to these Transactions will be sufficient to protect the Company against the full amount of such damages incurred by the Company. Moreover, even if the Company ultimately succeeds in recovering any such indemnifiable amounts under the applicable transaction agreements, the Company may be temporarily required to bear these losses.  Each of these risks could negatively affect the Company’s business, financial condition, results of operations or cash flows.

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

As the Pending Transactions are dependent upon receipt, among other things, of the required regulatory approvals and satisfaction of certain other conditions, each transaction's completion is uncertain. If each or any of the Pending Transactions are not completed for any reason, there are risks that the announcement of the Pending Transactions and the dedication of Vireo's resources to the completion thereof could have a negative impact on its relationships with its stakeholders and could negatively impact current and future operations, financial condition and prospects of Vireo. In addition, Vireo has incurred, and will continue to incur, significant transaction expenses in connection with the Pending Transactions, regardless of whether each or any of the Pending Transactions are completed.

It may be challenging for the Company after to service the additional indebtedness incurred or assumed in connection with the Transactions.

In connection with the Recently Completed Transactions, the Company has assumed or become liable for certain indebtedness of the acquired businesses. Upon consummation of the Pending Transactions, the Company may assume or become liable for additional indebtedness. In order to service such indebtedness, the Company may be required to draw down or incur additional indebtedness under its credit facilities or other sources of debt financing. The additional indebtedness will increase the interest payable by the Company from time to time until such amounts are repaid, which will represent an increase in the Company’s cost and a potential reduction in its income. In addition, the Company may need to find additional sources of financing to repay this amount when it becomes due, which could have an adverse effect on the Company.

The Company’s shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Company following the completion of the Transactions as compared to their ownership and voting interests prior to the Transactions.

As a result of the Recently Completed Transactions and, if consummated, the Pending Transactions, the current shareholders of Vireo own or will own a smaller percentage of the Company than their ownership prior to the Transactions. Thus, our existing shareholders bear the risk of the Transactions and the resulting share issuances diluting their shareholdings, and reducing their respective interests in the Company.

We have issued and intend to issue additional subordinate voting shares as consideration in certain of the Transactions, which may further dilute your interest in our shares and affect the trading price of our subordinate voting shares.

We have issued and intend to issue additional subordinate voting shares as consideration in certain of the Transactions, which may further dilute your interest in our share capital or result in a decrease in the market price of our subordinate voting shares. Some of the operative agreements for the Transactions also provide that additional subordinate voting shares may be issuable in connection with each of such Transactions through various earn-out mechanisms set forth in the operative agreements, and the subordinate voting shares issuable pursuant to such earn-out mechanisms may further dilute the interests of current shareholders in our share capital or result in a decrease in the market price of our subordinate voting shares.

Our shareholders may not realize a benefit from the Transactions commensurate with the ownership dilution they have experienced or will experience in connection with the Transactions.

If the Company is unable to realize the full strategic and financial benefits currently anticipated from the Transactions, our shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Transactions.

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

The Company’s ability to use net operating loss carryforwards and other tax attributes may be limited as a result of the Transactions.

The Company has incurred taxable losses during its history. To the extent that the Company continues to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards and state NOL carryforwards of $19,200,000 and $27,000,000, respectively. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company’s ability to utilize its NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes in connection with the Recently Completed Transactions, the Pending Transactions, or other transactions. Similar rules may apply under state tax laws. If the Company earns taxable income, such limitations could result in increased future income tax liability to the Company, and the Company’s future cash flows could be adversely affected.

The Company’s expansion into new geographic markets through the Transactions subjects it to additional regulatory, operational and competitive risks.

The Transactions have expanded and, if the Pending Transactions are completed, will further expand, the Company’s operations into new geographic markets with distinct and evolving regulatory frameworks. The cannabis industry is subject to state-specific licensing, operating, and compliance requirements, and the regulatory environment in each new market in which the Company operates may differ significantly from the markets in which the Company has historically operated. The Company may face challenges in understanding and complying with the laws and regulations applicable to its operations in these new markets, including obtaining and maintaining required licenses and permits. There can be no assurance that the Company will be able to maintain compliance with all applicable regulatory requirements in its expanded geographic footprint, and any failure to do so could result in fines, penalties, suspension or revocation of licenses, or other adverse consequences. In addition, the Company may face increased competition in new markets from established local operators with greater familiarity with local market conditions, existing customer relationships, and established supply chains. These factors could adversely affect the Company’s ability to realize the anticipated benefits of its expansion.

The Company may face challenges in managing its expanded operations and organizational complexity resulting from the Transactions.

As a result of the Recently Completed Transactions and, if consummated, the Pending Transactions, the Company’s operations have grown and will continue to grow substantially in size, scope and complexity. Managing a significantly larger and more geographically dispersed organization will require enhanced operational infrastructure, internal controls, financial reporting capabilities, and management resources. There can be no assurance that the Company’s existing management team, systems and infrastructure will be adequate to manage the expanded business effectively. Failure to successfully manage this growth could result in operational inefficiencies, regulatory compliance failures, loss of key personnel, and an inability to realize the anticipated benefits of the Transactions. In addition, the Company’s corporate governance, risk management, and compliance functions will need to adapt to the demands of a larger and more complex organization, and any delays or deficiencies in doing so could adversely affect the Company’s business, financial condition and results of operations.

The Company may be exposed to unknown or contingent liabilities arising from the Recently Completed Transactions.

The acquired businesses may have unknown or contingent liabilities, including liabilities arising from non-compliance with applicable laws and regulations, pending or threatened litigation, tax exposures, environmental liabilities, contractual disputes, or other matters. Any such liabilities, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. While certain of the transaction agreements for the Recently Completed Transactions contain indemnification provisions and other protections in favor of the Company, such protections may be subject to limitations and there can be no assurance that such protections will be sufficient to cover the full amount of any liabilities that may arise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2026, the Company issued 37,035 SVS in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated thereunder.

Except as noted above or as previously reported, there were no unregistered sales of equity securities or repurchase of equity securities that occurred during the three months ended June 30, 2026.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1+

Amendment to Agreement and Plan of Merger dated April 1, 2026 by and among Vireo Growth Inc., Simple Merger Sub Inc., and Eaze Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 6, 2026)

2.2+*

Securities Purchase Agreement, dated April 8, 2026, by and among Vireo Growth Inc., Prolific Supply LLC, the Scotts Miracle-Gro Company, and SMG Growing Media LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 14, 2026)

2.3+*	Arrangement Agreement, dated April 29, 2026, by and between Vireo Growth Inc. and FLUENT Corp. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 5, 2026)

2.4+*

Arrangement Agreement, dated June 14, 2026, by and between Vireo Growth Inc. and C21 Investments Inc. (including the Plan of Arrangement attached as Schedule A thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 18, 2026)

2.5	Arrangement Agreement Amendment dated June 8, 2026 between Vireo Growth Inc. and FLUENT Corp.

3.1	Articles of Vireo Growth Inc. dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
3.2	Certificate of Name Change, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 9, 2021).
3.3	Notice of Articles, dated June 9, 2021 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed June 9, 2021).

3.4	Notice of Alteration, Notice of Articles and Certificate of Name Change dated June 25, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 1, 2024).

4.1*	Warrant Agreement, dated April 8, 2026, by and between Vireo Growth Inc. and Good Dog Holdings LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 14, 2026).

4.2

Form of Subordinated Convertible Promissory Note, by Vireo Growth Inc. in favor of the sellers party to that certain Securities Purchase Agreement, dated as of June 5, 2026, by and among Vireo Growth Inc., Agribusiness Holdings Limited Partnership, BWAB Holdings LLC, Bridgewell Agribusiness LLC and the other parties named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 11, 2026)

10.1

Second Amendment to Employment Agreement, effective as of April 1, 2026, by and between the Company and John Mazarakis (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2026)

10.2

Investor Rights Agreement, dated April 8, 2026, by and between Vireo Growth Inc. and Good Dog Holdings LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2026)

10.3	Premises Purchase Agreement by and between IIP-NY 2 LLC and 256 County Route 117 Perth LLC

10.4	Promissory Note by 256 County Route 117 Perth LLC in favor of IIP-NY 2 LLC

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by 256 County Route 117 Perth LLC in favor of IIP-NY 2 LLC

10.6	Subordinated Promissory Note by 256 County Route 117 Perth LLC in favor of Chicago Atlantic Lincoln, LLC

10.7	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by 256 County Route 117 Perth LLC in favor of Chicago Atlantic Financial Services, LLC

10.8*

Securities Purchase Agreement (including Investor Rights Agreement), dated as of June 5, 2026, is entered into by and among Vireo Growth Inc., Agribusiness Holdings Limited Partnership, BWAB Holdings LLC, Bridgewell Agribusiness LLC and the other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 11, 2026)

10.9+

Second Amendment to Asset Purchase Agreement dated May 8, 2026 by and among Vireo Health, Inc., Vireo Growth Inc., the entities set forth on the “Company” signature page attached thereto, PharmaCann Inc., and Argent Institutional Trust Company, as collateral agent under the Indenture (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 13, 2026)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

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

VIREO GROWTH INC. (Registrant)

Date: August 14, 2026	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer and Co-Executive Chairman (principal executive officer)

Date: August 14, 2026	By:	/s/ Tyson Macdonald
		Name:	Tyson Macdonald
		Title:	Chief Financial Officer (principal financial officer)
Date: August 14, 2026	By:	/s/ Joseph Duxbury
		Name:	Joseph Duxbury
		Title:	Chief Accounting Officer (principal accounting officer)