Form 10-Q
period 2026-09-30
Vireo Growth Inc.
filed 2026-11-12
CIK 1771706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-56225

VIREO GROWTH INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	32-0872782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 South 9th Street, Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2026, the registrant had the following number of shares of each of its classes of registered securities outstanding: Subordinate Voting Shares – 57,110,303; Multiple Voting Shares – 7,678; and Super Voting Shares – 0.

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

VIREO GROWTH INC.

PART I - FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets – September 30, 2026 (unaudited) and December 31, 2025	3
Condensed Consolidated Statements of Net Loss and Comprehensive Loss – Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) - Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2026 and 2025 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	64
ITEM 4 - CONTROLS AND PROCEDURES	64
PART II – OTHER INFORMATION	64
ITEM 1 - LEGAL PROCEEDINGS	64
ITEM 1A – RISK FACTORS	64
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	64
ITEM 5 - OTHER INFORMATION	65
ITEM 6 - EXHIBITS	65
SIGNATURES	67

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIREO GROWTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions of U.S. Dollars, except per share amounts, unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$88.8	$102.2
Restricted cash	18.0	20.3
Marketable securities	—	1.0
Accounts receivable, net	52.6	13.8
Income tax receivable	20.6	22.8
Inventories, net	158.8	60.0
Supply agreement asset - current	10.0	—
Prepayments and other current assets	18.1	3.8
Warrants held	1.3	1.7
Notes receivable - current	1.0	79.2
Other assets	13.1	0.3
Total current assets	382.3	305.1
Property and equipment, net	282.8	217.5
Operating lease, right-of-use asset	191.2	53.4
Intangible assets, net	268.0	117.5
Goodwill	178.1	87.5
Supply agreement asset - non-current	7.6	—
Investments	18.9	6.0
Notes receivable, net	8.7	—
Deposits	5.5	4.4
Other assets	32.7	—
Indemnified tax assets	48.8	25.8
Total assets	$1,424.6	$817.2
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$119.7	$50.3
Convertible debt, current portion	1.3	1.3
Long-term debt, current portion	16.0	16.3
Operating lease liabilities - current	16.2	3.6
Other liabilities - current	11.0	—
Uncertain tax liability - current	—	120.0
Contingent consideration	30.9	—
Derivative liability	—	0.2
Total current liabilities	195.1	191.7
Finance lease liabilities	8.9	95.8
Operating lease liabilities	176.8	50.5
Long-term debt, net	277.0	127.6
Convertible debt, net	22.1	8.6
Contingent consideration	—	24.4
Uncertain tax liability	215.8	—
Deferred tax liabilities	2.7	10.2
Other long-term liabilities	31.4	1.0
Total liabilities	929.8	509.8

Commitments and contingencies

Stockholders’ equity
Subordinate Voting Shares ($- par value, unlimited shares authorized); (51,014,909 shares issued and outstanding at September 30, 2026, and 35,237,719 at December 31, 2025)	—	—
Multiple Voting Shares ($- par value, unlimited shares authorized); (7,718 shares issued and outstanding at September 30, 2026 and 7,773 at December 31, 2025)	—	—
Additional paid in capital	838.8	607.0
Accumulated deficit	(344.0)	(299.6)
Total stockholders' equity	$494.8	$307.4
Total liabilities and stockholders' equity	$1,424.6	$817.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(In Millions of U.S. Dollars, except share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$253.7	$91.7	$569.2	$164.3
Cost of sales
Product costs	144.5	40.9	301.8	76.3
Non-cash product costs	1.2	12.4	4.2	16.6
Inventory valuation adjustments	0.2	1.0	0.9	1.2
Gross profit	107.8	37.4	262.3	70.2
Operating expenses:
Selling, general and administrative expenses	82.0	33.7	193.2	59.2
Transaction and integration expenses	12.4	0.8	43.1	6.8
Depreciation	0.7	0.6	3.4	1.0
Amortization	5.1	1.5	12.2	2.4
Total operating expenses	100.2	36.6	251.9	69.4

Income (loss) from operations	7.6	0.8	10.4	0.8

Other income (expense):
Interest expenses, net	(11.5)	(3.9)	(23.6)	(13.0)
Interest expense on finance lease liabilities - Minnesota & New York	(0.6)	(3.6)	(6.7)	(10.8)
Interest income	0.6	0.6	1.5	1.6
Bargain purchase gain	(0.7)	—	21.0	—
Gain (loss) on disposal of assets and debt	0.1	(7.8)	(0.5)	(7.8)
Gain (loss) on change in the fair value of contingent consideration	5.6	—	3.0	—
Derivative gain (loss)	0.1	—	0.3	—
Other income (expenses)	2.8	0.9	8.6	1.4
Other income (expenses), net	(3.6)	(13.8)	3.6	(28.6)

Income (loss) before income taxes	4.0	(13.0)	14.0	(27.8)

Deferred income tax recoveries (expenses)	6.8	—	14.7	—
Current income tax expenses	(34.8)	(13.3)	(73.1)	(19.9)
Net income (loss) and comprehensive income (loss)	(24.0)	(26.3)	(44.4)	(47.7)
Net income (loss) per share - basic and diluted	$(0.49)	$(0.83)	$(1.02)	$(2.28)
Weighted average shares used in computation of net loss per share - basic and diluted	49,220,568	31,660,685	43,331,429	20,921,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIREO GROWTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Millions of U.S. Dollars, except share amounts, unaudited)

	Common Stock
	SVS		MVS				Total
					Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, January 1, 2025	11,250,423	$—	9,512	$—	$287.0	$(231.5)	$55.5
Conversion of MVS shares	85,797	—	(858)	—	—	—	—
Stock-based compensation	—	—	—	—	9.6	—	9.6
Stock issuance	58,400	—	—	—	—	—	—
Net settlement of stock-based compensation	(12,196)	—	—	—	(0.1)	—	(0.1)
Options exercised	16,939	—	—	—	0.1	—	0.1
Warrants exercised	8,854	—	—	—	—	—	—
Shares issued in Wholesome acquisition	4,474,333	—	—	—	51.8	—	51.8
Shares issued in Proper acquisition	6,540,409	—	—	—	76.2	—	76.2
Shares issued in Deep Roots acquisition	8,373,668	—	—	—	100.9	—	100.9
Net Loss	—	—	—	—	—	(47.7)	(47.7)
Balance at September 30, 2025	30,796,627	$—	8,654	$—	$525.5	$(279.2)	$246.3

Balance, January 1, 2026	35,237,719	—	7,773	—	607.0	(299.6)	307.4
Conversion of MVS shares	2,340	—	(23)	—	—	—	—
Stock-based compensation	—	—	—	—	20.5	—	20.5
Settlement of dilutive securities	125,836	—	—	—	—	—	—
Net settlement of stock-based compensation	(2,662)	—	—	—	—	—	—
Shares issued to joint venture partner	37,035	—	—	—	0.4	—	0.4
Shares and RSUs issued in Eaze acquisition	2,711,388	—	—	—	35.7	—	35.7
Shares and warrants issued in Hawthorne acquisition	6,933,333	—	—	—	104.9	—	104.9
Shares and warrants issued in C21 acquisition	2,766,409	—	—	—	30.0	—	30.0
Shares issued in PharmaCann acquisition	2,943,023	—	—	—	30.8	—	30.8
Phytonatural deferred share issuance	—	—	—	—	6.3	—	6.3
Other share issuances	476,851	—	—	—	5.7	—	5.7
Repurchase of SVS shares	(216,200)	—	—	—	(2.5)	—	(2.5)
Effect of share consolidation, including rounding of fractional shares	(163)	—	(32)	—	—	—	—
Net Loss	—	—	—	—	—	(44.4)	(44.4)
Balance at September 30, 2026	51,014,909	$—	7,718	$—	$838.8	$(344.0)	$494.8

	Common Stock
	SVS		MVS				Total
					Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficiency)
Balance, July 1, 2025	30,794,640	$—	8,654	$—	$521.5	$(252.9)	$268.6
Conversion of MVS shares	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4.0	—	4.0
Options exercised	1,987	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(26.3)	(26.3)
Balance at September 30, 2025	30,796,627	$—	8,654	$—	$525.5	$(279.2)	$246.3

Balance, July 1, 2026	45,044,826	$—	7,718	$—	$762.5	$(320.0)	$442.5
Stock-based compensation	—	—	—	—	6.0	—	6.0
Shares and warrants issued in C21 acquisition	2,766,409	—	—	—	30.0	—	30.0
Shares issued in PharmaCann acquisition	2,943,023	—	—	—	30.8	—	30.8
Phytonatural deferred share issuance	—	—	—	—	6.3	—	6.3
Other share issuances	476,851	—	—	—	5.7	—	5.7
Repurchase of SVS shares	(216,200)	—	—	—	(2.5)	—	(2.5)
Net Loss	—	—	—	—	—	(24.0)	(24.0)
Balance at September 30, 2026	51,014,909	$—	7,718	$—	$838.8	$(344.0)	$494.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIREO GROWTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions of U.S. Dollars, unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44.4)	$(47.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of inventory step up included in product costs	4.2	16.6
Inventory valuation adjustments	0.9	1.2
Depreciation	3.4	1.0
Depreciation capitalized into inventory	12.5	3.2
Non-cash operating lease expense	9.8	1.1
Amortization of intangible assets	12.3	2.5
Stock-based compensation	20.5	9.5
(Gain) loss on warrants held	0.4	0.9
Deferred income tax expense (benefit)	(14.8)	—
Derivative (gain) loss	(0.3)	0.2
Bargain purchase gain	(21.0)	—
Loss on extinguishment of debt	—	4.9
Interest expense	5.3	3.1
Bad debt expense	2.0	0.3
Accretion of interest on right-of-use finance lease liabilities	—	0.2
(Gain) loss on change in the fair value of contingent consideration	(3.0)	—
Other share issuances	5.7	—
Loss (gain) on disposal of assets	0.5	(0.9)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4.6)	(4.2)
Prepaid expenses	2.6	(1.0)
Inventory	(8.8)	(2.4)
Sale (purchase) of marketable securities	1.0	—
Income taxes	0.7	8.8
Uncertain tax position liabilities	58.7	14.4
Accounts payable and accrued liabilities	(17.3)	(18.9)
Changes in operating lease liabilities	(7.5)	(1.8)
Change in assets and liabilities held for sale	—	(6.0)
Net cash provided by (used in) operating activities	18.8	(15.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(125.8)	(18.5)
Acquisition of Vireo Health of Rocky Mountain, net of cash paid	18.2	—
Acquisition of Eaze, net of cash paid	6.9	—
Acquisition of Hawthorne, net of cash paid	34.9	—
Acquisition of Bridgewell, net of cash paid	1.9	—
Acquisition of Wholesome, net of cash paid	—	7.0
Acquisition of Deep Roots, net of cash paid	—	19.4
Acquisition of Proper, net of cash paid	—	13.0
Acquisition of C21, net of cash paid	1.6	—
Acquisition of PharmaCann, net of cash paid	12.1	—
Investment in equity method investee	(5.8)	—
Capitalized software development costs	(0.8)	(1.1)
Fundings of loans held for investment	(12.4)	—
Sale (purchase) of marketable securities	—	(1.0)
Deposits	(0.2)	(0.6)
Net cash provided by (used in) investing activities	(69.4)	18.2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	118.4	146.8
Repurchase of SVS shares	(2.5)	—
Proceeds from option exercises	—	0.1
Debt principal payments	(81.0)	(124.2)
Net cash provided by (used in) financing activities	34.9	22.7

Net change in cash	(15.7)	25.9

Cash and restricted cash, beginning of period	122.5	91.6

Cash and restricted cash, end of period	$106.8	$117.5

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

On June 1, 2026, Vireo Growth announced that its Board of Directors (the “Board”) approved a share consolidation of its Subordinate Voting Shares, Multiple Voting Shares, and Super Voting Shares at a ratio of 30-for-1 (the "Share Consolidation"), pursuant to authority granted by the shareholders at the Company's annual general and special meeting held on May 29, 2026. The Share Consolidation became effective at market open on the record date of June 5, 2026, at which time every thirty (30) issued and outstanding shares of each applicable class were consolidated into one (1) share of the same class, with no fractional shares issued. Accordingly, all share and per share amounts have been retroactively adjusted to reflect the impact of the Share Consolidation for all periods presented herein. Refer to Note 14 – Stockholders' Equity for additional information about the Share Consolidation.

While marijuana and CBD-infused products are legal under the laws of several U.S. states (with vastly differing restrictions), the United States Federal Controlled Substances Act (the “CSA”) classifies “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, has no accepted medical use in the United States, and lacks accepted safety for use under medical supervision. Recent federal action regarding rescheduling, however, expressly acknowledges the distinction between medical cannabis and adult-use cannabis by indicating that medical cannabis has an accepted use for treating certain conditions.

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

On April 28, 2026, the DEA issued a final rule (the “Partial Rescheduling Rule”) that rescheduled to Schedule III (i) U.S. Food and Drug Administration (“FDA”)-approved drug products containing marijuana and (ii) marijuana in any form covered by a state medical marijuana license. To enable state-licensed medical marijuana entities to operate compliantly under Schedule III, the DEA also created a new pathway for state-licensed medical marijuana operators to apply for registration to operate as manufacturers, distributors, and/or dispensers. Per the Partial Rescheduling Rule, the DEA will allow all “early applicants” (i.e., applicants that submit in the first 60 days)  to continue operating during the pendency of review. On October 30, 2026, the DOJ announced that the DEA had issued its first registrations under the Partial Rescheduling Rule.

The Company has submitted DEA registration applications within the 60-day period contemplated in the Partial Rescheduling Rule. On November 2, 2026, the Company announced that the DEA had granted registrations for all 41 of the Company’s state-licensed medical cannabis dispensaries in Florida.

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

Importantly, adult-use marijuana remains a Schedule I substance, regardless of state licensure. Future rescheduling of adult-use marijuana to Schedule III remains subject to rulemaking process. Additional rulemaking proceedings remain pending before a DEA administrative law judge that, if finalized, could result in the broader rescheduling to Schedule III of all marijuana, not just that covered by the Partial Rescheduling Rule. The exact contours of a potential Schedule III registration process with respect to adult-use operations remain to be seen.

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

Notes receivable

The Company’s loans receivable consist principally of undivided participation interests purchased from a third-party lender in senior secured term loans to unaffiliated borrowers, together with a note receivable received as consideration on the disposition of assets. The Company has the intent and ability to hold these loans for the foreseeable future or to maturity and classifies them as held for investment. Participation interests do not meet the definition of a participating interest under ASC 860 and do not meet the definition of a debt security under ASC 320; they are accounted for as loans receivable. Loans receivable are initially recorded at the purchase price, which represents the amount paid to the seller; any difference between the purchase price and the principal amount of the participation is recorded as a purchase discount or premium and recognized in interest income over the contractual term of the underlying loan using the interest method. Costs incurred to acquire a participation are expensed as incurred. Interest income, including paid-in-kind interest and fees that form part of the yield, is recognized using the effective interest method. Loans receivable are presented net of unamortized discount or premium and the allowance for credit losses, and amounts due from related parties are presented separately. The allowance for credit losses was de-minimis as of September 30, 2026 and December 31, 2025.

Allowance for credit losses on loans receivable

The Company measures expected credit losses on loans receivable held for investment under ASC 326 and records an allowance, deducted from amortized cost, for amounts not expected to be collected over the contractual term. Each loan is evaluated individually, based on the borrower’s financial condition, the terms and collateral of the underlying facility and the Company’s position in the lender waterfall, and reasonable and supportable forecasts. Where the Company may require the selling lender to redeem a participation, that right is considered a credit enhancement in the estimate. For purchased loans with more-than-insignificant credit deterioration since origination, the initial allowance is added to the purchase price; otherwise it is recognized as credit loss expense. The Company does not measure an allowance on accrued interest and writes off uncollectible accrued interest in a timely manner. Loans are placed on nonaccrual when collection of interest is no longer probable and written off when uncollectible.

Subleases

When the Company subleases a right-of-use asset and remains the primary obligor under the head lease, it continues to account for the head lease as a lessee. The sublease is classified with reference to the underlying asset rather than the right-of-use asset. Sublease income from operating subleases is recognized on a straight-line basis over the sublease term and presented separately from lease cost. When the lease cost of the head lease for the sublease term exceeds the anticipated sublease income, the Company treats that as an indicator that the related right-of-use asset may not be recoverable and tests it for impairment under ASC 360.

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

On July 17, 2026, the Company, through its wholly owned subsidiary Vireo Health of PA, LLC, acquired a 49% membership interest in Vive Penn, LLC (“Vive”), a joint venture with an affiliate of Chicago Atlantic, which includes Vive’s wholly owned subsidiary FarmX, LLC d/b/a PhytoNatural, the holder of a Pennsylvania clinical registrant license (the “PhytoNatural Transaction”). As consideration for its interest, the Company agreed to issue 645,161 subordinate voting shares, issuable 24 months following the closing date, which were valued at $6.3 million, and capitalized $0.5 million of transaction-related costs, for a total investment of $6.8 million. The Company concluded it does not have control but does have the ability to exercise significant influence over the operating and financial policies of Vive, and accordingly accounts for this investment under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Vive had not commenced operations as of September 30, 2026, and no equity in earnings or losses was recognized during the period. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and records an impairment charge if a decline in value is determined to be other-than-temporary.

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

Basis of consolidation

These unaudited condensed consolidated financial statements include the accounts of the entities that were wholly owned, or effectively controlled by the Company during the period ended September 30, 2026.

Variable Interest Entities

The Company consolidates entities in which it holds a variable interest and is the primary beneficiary. On March 31, 2026, the Company's subsidiary transferred a 51% equity interest in Vireo Health of New York LLC ("VHNY") to a third party, retaining the remaining 49% equity interest. The Company determined that VHNY is a VIE and that it remains the primary beneficiary based on its power to direct VHNY's most significant activities and its obligation to absorb losses and right to receive benefits that could be significant to VHNY. Accordingly, the Company continues to consolidate VHNY. Total VHNY assets and liabilities consolidated as of September 30, 2026, were $35.3 million and $6.0 million, respectively.

On September 29, 2026, the Company acquired participation interests in a senior secured credit facility and entered into related lease and put/call arrangements with the borrower under that facility, as described in Note 13. The Company holds no equity interest in the borrower. The Company determined that the borrower is a VIE, and has consolidated the borrower from that date, with its results attributed entirely to noncontrolling interests. The initial consolidation was accounted for as a business combination, and the amounts recognized are provisional pending completion of the measurement period. Total borrower assets and liabilities consolidated as of September 30, 2026, were $45.4 million and $41.4 million, respectively, and are presented in other assets and other liabilities.

All intercompany transactions and balances have been eliminated from the Company's unaudited condensed consolidated financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Recently adopted accounting pronouncements

None.

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue subordinate voting shares were exercised or converted into subordinate voting shares of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of subordinate voting shares and the number of potential dilutive subordinate voting share equivalents outstanding during the period. Potential dilutive subordinate voting share equivalents consist of stock options, warrants, shares in escrow, deferred share consideration, contingent consideration, convertible debt, and restricted stock units (“RSUs”).

In computing diluted earnings per share, subordinate voting share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the subordinate voting share equivalents would be anti-dilutive. The Company recorded a net loss for the three and nine month periods ended September 30, 2026 and 2025, as presented in these financial statements, and as such there is no difference between the Company’s basic and diluted net loss per share for these periods.

The anti-dilutive shares outstanding as of September 30, 2026 and 2025, were as follows:

	As of
	September 30,
	2026	2025
Stock options	1,215,213	931,130
Warrants	3,275,673	618,053
RSUs	2,084,270	2,439,112
Convertible debt	1,241,075	533,333
Shares in escrow	529,660	—
Deferred share consideration	645,161	—
Contingent consideration	980,343	473,619
Total	9,971,395	4,995,247

Revenue Recognition

The Company’s primary source of revenue is from the wholesale of cannabis products to dispensary locations and direct retail sales to eligible customers at Company-owned dispensaries. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products to adult-use and medical customers.

The following table represents the Company’s disaggregated revenue by source:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Retail - Cannabis	$417.4	$131.9	$173.4	$76.0
Wholesale - Cannabis	62.7	32.4	24.7	15.7
Non-Cannabis	89.1	—	55.6	—
Total	$569.2	$164.3	$253.7	$91.7

New accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company has not adopted ASU 2024-03 and is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”), which expands the use of the gross-up approach, currently applied to purchased financial assets with credit deterioration, to purchased seasoned loans, including non-credit-deteriorated loans acquired in a business combination. Under this approach, the allowance for credit losses recognized at acquisition is added to the amortized cost basis of the loan rather than recognized through credit loss expense. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2027. Early adoption is permitted, and the guidance is applied prospectively to loans acquired on or after the adoption date. The Company has not adopted ASU 2025-08 and is currently evaluating the impact of this guidance on the Company’s future consolidated financial statements.

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

Eaze
Assets
Cash and cash equivalents	$6.9
Inventory	10.5
Receivables	1.5
Other current assets	1.8
Property and equipment	25.6
Operating lease, right-of-use asset	66.8
Deposits	1.5
Indemnified Tax Asset	23.0
Deferred tax asset	0.8
Intangible assets	10.1
Goodwill	13.6
Total assets	162.1
Liabilities
Accounts payable and accrued liabilities	27.1
Operating lease liabilities	66.8
Uncertain tax liability	23.0
Total liabilities	116.9
Net assets acquired	$45.2

Consideration:
Share consideration	$35.7
Contingent consideration	9.5
Total Consideration	$45.2

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

The consideration for the Eaze Merger includes a potential earn-out payment based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2026, the fair value of which on the acquisition date is $9.5 million. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. As of September 30, 2026, the fair value of the contingent consideration was $8.0 million with amounts recorded in current liabilities in the Unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026, the Company recognized a gain (loss) of $0.3 million and $1.4 million, respectively, related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability

As part of the Eaze Merger, the Eaze stockholders contractually agreed to indemnify the Company for certain pre-closing liabilities, including those related to unpaid uncertain tax liabilities. On April 1, 2026, the Company recognized a liability of $23.0 million for uncertain taxes payable related to the pre-acquisition periods in accordance with ASC 740, Income Taxes. Consistent with the provisions of ASC 805-20-25-27, the Company also recognized a corresponding indemnification asset of $23.0 million, measured on the same basis as the related liability.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of September 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of September 30, 2026, there have been no changes in the estimated amount of indemnified tax exposure or the related asset.

Since the acquisition date, Eaze contributed revenue of $74.1 million and net income of $0.7 million to the Company's consolidated statement of net loss and comprehensive loss for the nine months ended September 30, 2026. For the three months ended September 30, 2026, Eaze contributed $39.3 million of revenue and net income of $1.3 million to the Company’s consolidated statement of net loss and comprehensive loss.

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

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2026, were $253.7 million and $604.4 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2026 was $24.0 million and $44.9 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2025, were $126.4 million and $268.8 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2025 was $29.1 million and $67.7 million, respectively.

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

The Company determined that the Hawthorne Acquisition should be accounted for as a business combination. The fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, resulting in a bargain purchase. In accordance with ASC 805, before recognizing a gain on bargain purchase, the Company reassessed whether all assets acquired and liabilities assumed had been identified and whether the recognition and measurement of those identifiable assets acquired, liabilities assumed, and the consideration transferred, including the valuation of the Company's equity issued as consideration, were appropriately measured as of the acquisition date. After completing this reassessment, the Company concluded that the measurements were appropriate and recognized the resulting excess of $21.0 million as a gain on bargain purchase within other income on the condensed consolidated statement of net loss and comprehensive loss for the nine months ended September 30, 2026. During the three month period ended September 30, 2026, there was a measurement period change of $0.7 million to the bargain purchase gain. No goodwill was recorded in connection with the Hawthorne Acquisition. The bargain purchase gain arose primarily because the Hawthorne Shares were valued for accounting purposes based on the Company's closing share price of $11.79 immediately prior to the acquisition date, which was lower than the $18.00 deemed price per share negotiated by the parties under the Hawthorne SPA for purposes of determining the number of subordinate voting shares issued.

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

Hawthorne
Assets
Cash and cash equivalents	$34.9
Inventory	51.3
Receivables	22.2
Supply agreement asset	22.5
Prepaid expenses and other current assets	3.1
Property and equipment	7.7
Operating lease, right-of-use asset	12.0
Intangible assets	6.9
Total assets	160.6
Liabilities
Accounts payable and accrued liabilities	14.5
Deferred tax liabilities	8.2
Operating lease liabilities	12.0
Total liabilities	34.7
Net assets acquired	$125.9

Consideration:
Share and warrant consideration	$104.9
Bargain purchase gain	21.0
Total Consideration	$125.9

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

Since the acquisition date, Hawthorne contributed revenue of $48.1 million and net loss of $2.2 million to the Company's consolidated statement of net loss and comprehensive loss for the nine months ended September 30, 2026. For the three months ended September 30, 2026, Hawthorne contributed $23.3 million of revenue and net loss of $2.0 million to the Company’s consolidated statement of net loss and comprehensive loss.

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

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2026, were $253.7 million and $597.6 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2026 was $24.0 million and $34.0 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2025, were $123.7 million and $258.5 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2025 was $25.7 million and $56.3 million, respectively.

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

Bridgewell
Assets
Cash and cash equivalents	$1.6
Restricted cash	0.3
Inventory	10.0
Receivables	10.1
Other current assets	5.7
Property and equipment	0.2
Operating lease, right-of-use asset	2.4
Intangible assets	12.2
Goodwill	22.4
Total assets	64.9
Liabilities
Accounts payable and accrued liabilities	16.3
Operating lease liabilities	2.4
Long-term debt, net	31.9
Total liabilities	50.6
Net assets acquired	$14.3

Consideration:
Convertible debt	$14.3
Total Consideration	$14.3

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

Since the acquisition date, Bridgewell contributed revenue of $41.0 million and net loss of $1.6 million to the Company's consolidated statement of net loss and comprehensive loss for the nine months ended September 30, 2026. For the three months ended September 30, 2026, Bridgewell contributed $32.3 million of revenue and net loss of $1.5 million to the Company’s consolidated statement of net loss and comprehensive loss.

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

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2026, were $253.7 million and $635.4 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2026 was $24.0 million and $51.7 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2025, were $143.3 million and $318.2 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2025 was $27.9 million and $52.1 million, respectively.

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

Vireo Health of Rocky Mountain
Assets
Cash and cash equivalents	$18.2
Inventory	14.4
Receivables	1.4
Other current assets	0.6
Property and equipment	10.5
Operating lease, right-of-use asset	31.6
Deposits	1.1
Intangible assets, license	78.7
Goodwill	38.2
Total assets	194.7
Liabilities
Accounts payable and accrued liabilities	12.6
Operating lease liabilities	31.6
Long-term debt, net	72.5
Total liabilities	116.7
Net assets acquired	$78.0

Consideration:
Notes receivable exchanged for net assets	$78.0
Total Consideration	$78.0

The acquired intangible assets include cannabis licenses, which are treated as definite-lived intangible assets amortized over a 15-year useful life. The fair value of the cannabis licenses was determined using Level 3 inputs, as the valuation relied on unobservable inputs reflecting management's assumptions about the assumptions that market participants would use in pricing the assets.

Since the acquisition date, Vireo Health of Rocky Mountain contributed revenue of $69.1 million and net loss of $9.9 million to the Company's consolidated statement of net loss and comprehensive loss for the nine months ended September 30, 2026. For the three months ended September 30, 2026, Vireo Health of Rocky Mountain contributed $33.7 million of revenue and net loss of $1.0 million to the Company’s consolidated statement of net loss and comprehensive loss.

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

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2026, were $253.7 million and $587.3 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2026 was $24.0 million and $40.3 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2025, were $123.3 million and $261.6 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2025 was $26.0 million and $59.3 million, respectively.

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

The MSA became effective on March 22, 2026. For the three and nine months ended September 30, 2026, the Company recognized management services income of $2.1 million and $7.0 million, respectively, which is included as other income in the consolidated statement of loss and comprehensive loss.

On August 7, 2026, the Company completed the acquisition of the dispensary assets pursuant to the PharmaCann APA (the “PharmaCann Acquisition”). The assets were acquired in a private disposition under Article 9 of the Uniform Commercial Code conducted by the collateral agent. The acquired assets include 17 retail dispensary locations in Colorado.

Pursuant to the PharmaCann APA, the Company issued 3,004,751 subordinate voting shares (the “PharmaCann Shares”) as consideration, reflecting closing adjustments for acquired inventory and assumed payables. Of the PharmaCann Shares, 2,943,023 were released from escrow to the collateral agent at closing for distribution to the noteholders and 61,728 were retained in escrow as a holdback for indemnification claims, to be released nine months following the closing date. The PharmaCann Shares were valued at $10.26 per share, the Company’s closing share price on the acquisition date, for total consideration transferred of $30.8 million. The Company also assumed certain trade payables of the acquired dispensaries.

The Company determined that the PharmaCann Acquisition should be accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The goodwill arising from the PharmaCann Acquisition, which relates to the cannabis segment, primarily consists of the synergies and economies of scale expected from integrating the acquired Colorado retail operations with the Company’s existing Colorado footprint, including expanding the Company’s retail presence in Colorado, acquiring an assembled workforce, and leveraging the Company’s technology, operating systems, and product assortment across the combined store base. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Of the total goodwill recognized, $0 is expected to be deductible for income tax purposes.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The fair values were determined based upon a preliminary valuation, and the estimates and assumptions used in such valuation are pending completion and subject to change. Certain estimated values for the PharmaCann Acquisition, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the acquisition date. The Company will continue to obtain information necessary to finalize the fair values, which may differ materially from these preliminary estimates. The final valuation will be completed within the one-year measurement period, and any measurement period adjustments will be applied in the reporting period in which the adjustments are determined.

PharmaCann
Assets
Cash and cash equivalents	$12.1
Inventory	5.0
Other current assets	0.1
Operating lease, right-of-use asset	18.0
Goodwill	0.3
Intangible assets	29.2
Total assets	64.7
Liabilities
Accounts payable and accrued liabilities	15.9
Operating lease liabilities	18.0
Total liabilities	33.9
Net assets acquired	$30.8

Consideration:
Share consideration	$30.8
Total Consideration	$30.8

The acquired intangible assets include cannabis licenses, which are treated as definite-lived intangible assets amortized over a 15-year useful life. The fair value of the cannabis licenses was determined using Level 3 inputs, as the valuation relied on unobservable inputs reflecting management's assumptions about the assumptions that market participants would use in pricing the assets.

Since the acquisition date, PharmaCann contributed revenue of $10.5 million and net income of $3.9 million to the Company's consolidated statement of net loss and comprehensive loss for the three and nine months ended September 30, 2026.

Supplemental pro forma information (unaudited) for PharmaCann

The following unaudited pro forma information gives effect to the PharmaCann Acquisition as if it had occurred on January 1, 2025, and includes adjustments for amortization on acquired intangible assets, interest expense, and related tax effects. This information is presented for informational purposes only and is not necessarily indicative of actual or future results of operations.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2026, were $259.7 million and $609.0 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2026 was $22.0 million and $36.4 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2025, were $110.3 million and $221.8 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2025 was $23.7 million and $40.8 million, respectively.

C21

On June 14, 2026, the Company entered into an Arrangement Agreement (the “C21 Arrangement Agreement”) with C21 Investments Inc. (“C21”) to acquire all of the issued and outstanding common shares of C21 by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia). C21, through its wholly owned subsidiaries Silver State Relief LLC and Silver State Cultivation LLC, operates three retail dispensaries and a cultivation and production facility in northern Nevada.

On August 21, 2026, following approval by C21’s shareholders on August 7, 2026, the final order of the Supreme Court of British Columbia, and receipt of all required cannabis regulatory approvals, the Company completed the acquisition of C21 (the “C21 Acquisition”). Following the closing, C21 became a wholly owned subsidiary of the Company, and C21’s shares were delisted from the Canadian Securities Exchange and ceased to be quoted on the OTCQX.

Pursuant to the C21 Arrangement Agreement, each C21 common share was exchanged for 0.023052 of a subordinate voting share of the Company, and the Company issued 2,766,409 subordinate voting shares (the “C21 Shares”) in the aggregate. In addition, each outstanding C21 stock option, all of which were fully vested, was exchanged for a replacement option to acquire subordinate voting shares of the Company at an exercise price adjusted for the exchange ratio, resulting in 123,898 replacement options with an exercise price of $23.00 per share expiring May 13, 2027. C21’s outstanding warrants and debentures that remained outstanding as of the closing of the C21 Acquisition were assumed in accordance with the existing terms of the applicable indenture and, if exercised, were exercisable into subordinate voting shares of the Company based on the number of C21 Shares that would have been received immediately before closing, as adjusted by the exchange ratio. The indentures for the outstanding warrants and debentures had a maturity date of November 6, 2026, and each indenture has been released and discharged. The C21 Shares were valued for accounting purposes at $10.86 per share, the Company’s closing share price on the acquisition date, and the total fair value of the consideration transferred, including the replacement options and warrants, was $30.0 million.

The Company determined that the C21 Acquisition should be accounted for as a business combination. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, and the excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired was recognized as goodwill. The goodwill is attributable primarily to the assembled workforce and expected operating synergies with the Company’s existing Nevada operations. Of the total goodwill recognized, $0 is expected to be deductible for income tax purposes.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The fair values were determined based upon a preliminary valuation, and the estimates and assumptions used in such valuation are pending completion and subject to change. Certain estimated values for the C21 Acquisition, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the acquisition date. The Company will continue to obtain information necessary to finalize the fair values, which may differ materially from these preliminary estimates. The final valuation will be completed within the one-year measurement period, and any measurement period adjustments will be applied in the reporting period in which the adjustments are determined.

C21
Assets
Cash and cash equivalents	$1.6
Inventory	3.8
Receivables	0.9
Other current assets	0.7
Property and equipment	1.8
Operating lease, right-of-use asset	9.9
Intangible assets	25.0
Goodwill	16.1
Total assets	59.8
Liabilities
Accounts payable and accrued liabilities	4.5
Right-of-use liability	9.9
Uncertain tax liability	14.1
Long-term debt, net	1.3
Total liabilities	29.8
Net assets acquired	$30.0

Consideration:
Share consideration	$30.0
Total Consideration	$30.0

The acquired intangible assets include cannabis licenses, which are treated as definite-lived intangible assets amortized over a 15-year useful life. The fair value of the cannabis licenses was determined using Level 3 inputs, as the valuation relied on unobservable inputs reflecting management's assumptions about the assumptions that market participants would use in pricing the assets.

Since the acquisition date, C21 contributed revenue of $3.3 million and net loss of $0.1 million to the Company's consolidated statement of net loss and comprehensive loss for the three and nine months ended September 30, 2026.

Supplemental pro forma information (unaudited) for C21

The following unaudited pro forma information gives effect to the C21 Acquisition as if it had occurred on January 1, 2025, and includes adjustments for amortization on acquired intangible assets, interest expense, and related tax effects. This information is presented for informational purposes only and is not necessarily indicative of actual or future results of operations.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2026, were $257.8 million and $588.4 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2026 was $22.4 million and $46.2 million, respectively.

Proforma revenues attributable to subordinate voting shareholders for the three and nine month periods ended September 30, 2025, were $100.1 million and $190.4 million, respectively. Proforma net loss attributable to subordinate voting shareholders for the three and nine month period ended September 30, 2025 was $26.8 million and $50.5 million, respectively.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Wholesome
Assets
Cash and cash equivalents	$7.0
Inventory	8.7
Receivables	1.1
Other current assets	0.9
Income tax receivable	0.3
Property and equipment	9.4
Operating lease, right-of-use asset	10.2
Indemnification asset	11.0
Deposits	0.5
Intangible assets, license	14.2
Intangible assets, developed technology	4.6
Goodwill	39.0
Total assets	106.9
Liabilities
Accounts payable and accrued liabilities	6.8
Operating lease liabilities	10.2
Long-term debt, net	9.6
Deferred tax liabilities	5.9
Uncertain tax liability	13.3
Total liabilities	45.8
Net assets acquired	$61.1

Consideration:
Share consideration	$51.7
Contingent consideration	9.4
Total Consideration	$61.1

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of September 30, 2026, the Company has recorded a contingent consideration liability of $20.0 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds, as defined in the purchase agreement, through the earn out measurement period ending December 31, 2026. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three and nine months ended September 30, 2026, the Company recognized a gain (loss) of $5.6 million and ($0.8) million, respectively, related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

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

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of September 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of September 30, 2026, there have been no changes in the estimated amount of indemnified tax exposure or the related asset.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Proper
Assets
Cash and cash equivalents	$12.9
Inventory	22.8
Income tax receivable	5.7
Receivables	2.4
Other current assets	0.3
Property and equipment	33.3
Operating lease, right-of-use asset	9.0
Indemnification asset	6.2
Deposits	0.1
Intangible assets, license	48.6
Goodwill	26.4
Total assets	167.7
Liabilities
Accounts payable and accrued liabilities	25.3
Operating lease liabilities	9.0
Long-term debt, net	25.5
Deferred tax liabilities	12.6
Uncertain tax liability	14.9
Other long-term liabilities	1.2
Total liabilities	88.5
Net assets acquired	$79.2

Consideration:
Share consideration	$76.2
Contingent consideration	3.0
Total Consideration	$79.2

The acquired intangible assets include cannabis licenses and developed technology which are treated as definite-lived intangible assets amortized over a 15-year useful life.

As of September 30, 2026, the Company recorded a contingent consideration liability of $2.8 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds, as defined in the purchase agreement,  through the earn out measurement period ending December 31, 2026. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three and nine months ended September 30, 2026, the Company recognized a gain of $0.8 million and $1.2 million, respectively, related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

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

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of September 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured.

Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of September 30, 2026, there were no changes in the estimated amount of indemnified tax exposure or the related asset.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Deep Roots
Assets
Cash and cash equivalents	$19.4
Inventory	17.8
Income tax receivable	14.4
Receivables	0.2
Other current assets	1.3
Property and equipment	29.5
Operating lease, right-of-use asset	24.6
Indemnification asset	8.5
Deposits	0.3
Investments	6.0
Intangible assets, license	45.8
Goodwill	22.1
Total assets	189.9
Liabilities
Accounts payable and accrued liabilities	12.7
Operating lease liabilities	24.6
Long-term debt, net	19.2
Deferred tax liabilities	5.1
Uncertain tax liability	24.9
Total liabilities	86.5
Net assets acquired	$103.4

Consideration:
Share consideration	$101.0
Contingent consideration	2.4
Total Consideration	$103.4

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

As of September 30, 2026, the Company recorded contingent consideration of $0.1 million, which represents the estimated fair value of the potential earnout payments based on management’s current projections of Adjusted EBITDA performance relative to the Closing EBITDA thresholds, as defined in the purchase agreement, through the earn out measurement period ending December 31, 2026. The contingent consideration is classified as a Level 3 liability within the fair value hierarchy and is remeasured at each reporting date, with changes in fair value recognized in earnings. During the three and nine months ended September 30, 2026, the Company recognized a gain (loss) of ($1.0) million and $1.2 million, respectively, related to the change in the fair value of contingent consideration in earnings related to the remeasurement of this liability.

The indemnification asset was classified as a non-current asset in the Company’s condensed consolidated balance sheet as of September 30, 2026, and will be adjusted in future periods if the related liability is settled, released, or remeasured. Changes in the fair value of the indemnification asset, if any, will be recorded in earnings in the same financial statement line item as the change in the related liability. As of September 30, 2026, there were no changes in the estimated amount of the indemnified tax exposure or the related asset.

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

Items measured at fair value on a non-recurring basis

The Company's non-financial assets, such as prepayments and other current assets, long-lived assets, including property and equipment, and intangible assets, are tested for impairment when indicators of impairment exist and are recorded at fair value only if an impairment charge is recognized. No impairment charges were recorded for the three and nine months ended September 30, 2026 or 2025.

The carrying value of the Company's marketable securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The carrying value of the Company's notes receivable, long-term debt and convertible debt approximates fair value, using Level 2 inputs, as they bear a market rate of interest.

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use. The carrying amount approximates fair value due to the short-term nature of the deposits.

The Company’s derivative liability, warrants held, and contingent consideration are measured at fair value on a recurring basis using Level 3 inputs, given there is no market activity for these assets and liabilities. The Company’s equity method investment is not measured at fair value on a recurring basis. It is accounted for under the equity method and is evaluated for other-than-temporary impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. No impairment was recognized during the periods presented.

5. Accounts Receivable

Trade receivables as of September 30, 2026 and December 31, 2025 were comprised of the following items:

	September 30,	December 31,
	2026	2025
Trade receivables, net - cannabis	$20.9	$12.7
Trade receivables, net - non-cannabis	26.5	—
Other	5.2	1.1
Total	$52.6	$13.8

Included in the trade receivables, net balance at September 30, 2026, and December 31, 2025, was an allowance for credit losses of $3.7 million and $1.3 million, respectively.

6. Inventories, net

Inventory as of September 30, 2026 and December 31, 2025 was comprised of the following items:

	September 30,	December 31,
	2026	2025
Work-in-progress	$38.2	$31.0
Finished goods	56.7	19.6
Non-cash fair value step up	2.4	—
Production supplies	12.9	9.4
Non-cannabis inventory	48.6	—
Total	$158.8	$60.0

In connection with the closing of the various acquisitions described in Note 3, the Company recorded the acquired inventories at their estimated fair values in accordance with ASC 805, Business Combinations. Fair value represents the estimated selling price of the acquired inventory, less the expected costs to sell the inventory.

The estimated fair value of the inventory exceeded cost, resulting in a fair value step-up adjustment to acquired inventories. During the three months ended September 30, 2026 and 2025, $1.2 million and $12.4 million, respectively, of amortization associated with this fair value step-up was recorded. During the nine months ended September 30, 2026 and 2025, $4.2 million and $16.6 million, respectively, of amortization associated with this fair value step-up was recorded. This amortization was recorded to cost of sales in the consolidated statement of loss and comprehensive loss for the three and nine month periods ended September 30, 2025 and 2026.

7. Property and Equipment, Net

As of September 30, 2026 and December 31, 2025, the Company’s property and equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
Land	$9.3	$1.8
Buildings and leasehold improvements	233.9	91.7
Furniture and equipment	50.1	27.9
Software	1.1	0.1
Vehicles	3.5	2.9
Construction-in-progress	22.0	33.6
Right of use asset under finance lease	6.6	87.8
	326.5	245.8
Less: accumulated depreciation	(43.7)	(28.3)
Total	$282.8	$217.5

For the nine months ended September 30, 2026 and 2025, total depreciation on property and equipment was $15.9 million and $4.2 million, respectively. For the three months ended September 30, 2026 and 2025, total depreciation on property and equipment was $6.1 million and $2.4 million, respectively. The Company capitalized $12.5 million and $3.2 million into inventory relating to depreciation associated with manufacturing equipment and production facilities for the nine months ended September 30, 2026 and 2025, respectively, and $5.4 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. The associated capitalized depreciation costs are added to inventory and expensed as cost of sales when the product is sold.

As of each of September 30, 2026 and 2025, in conjunction with the Company’s held for sale assessment and disposal of certain long-lived assets, the Company evaluated whether property and equipment showed any indicators of impairment, and it was determined that the recoverable amount of certain net assets was above book value. As a result, the Company recorded no impairment charge on property and equipment, net.

8. Leases

Components of the Company’s lease expenses for the three and nine months periods ended September 30, 2026 and 2025 are listed below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost
Depreciation of ROU assets	$2.2	$0.2	$0.1	$—
Interest on lease liabilities	6.7	10.8	0.6	3.6
Operating lease costs	19.6	4.2	8.7	2.4
Total lease costs	$28.5	$15.2	$9.4	$6.0

Future minimum lease payments (principal and interest) on the leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2026	September 30, 2026	Total
2026	$9.1	$0.5	$9.6
2027	35.6	2.0	37.6
2028	35.0	2.1	37.1
2029	31.8	2.1	33.9
2030	30.4	2.2	32.6
Thereafter	184.3	24.6	208.9
Total minimum lease payments	$326.2	$33.5	$359.7
Less discount to net present value	(133.2)	(24.6)	(157.8)
Present value of lease liability	$193.0	$8.9	$201.9

The Company has entered into various lease agreements for the use of buildings used in the production and retail sales of cannabis products.

Supplemental cash flow information related to the Company’s leases for the three and nine months ended September 30, 2026 and 2025 is detailed below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from principal payments of operating leases	$8.3	$1.8	$3.9	$1.0
Operating cash flows from amortization of operating leases	9.8	1.9	4.6	1.0
Financing cash flows from finance leases	—	—	(0.1)	—
Non-cash dispositions of finance lease and lease liabilities	(87.1)	—	—	—
Non-cash additions to operating ROU assets in exchange for lease liabilities	14.0	1.1	13.7	0.8

Other information about the Company’s lease amounts as of September 30, 2026 and 2025 is recognized in the financial statements and outlined below:

	September 30,
	2026	2025
Weighted-average remaining lease term (years) – operating leases	10.05	7.12
Weighted-average remaining lease term (years) – finance leases	13.59	15.34
Weighted-average discount rate – operating leases	10.48%	10.83%
Weighted-average discount rate – finance leases	24.29%	16.18%

Subleases

The Company is the lessee under certain operating leases for which it has entered into sublease arrangements with third parties. The Company remains primarily obligated under the original lease agreements and therefore accounts for the original leases and subleases as separate contracts. The Company continues to recognize operating lease expense associated with the original leases and recognizes sublease income over the respective sublease terms.

9. Goodwill and Intangibles

Intangibles

Intangible assets as of September 30, 2026 and December 31, 2025 were comprised of the following items:

	Licenses & Trademarks	Developed Technology	Total
Balance, December 31, 2024	$7.9	$—	$7.9
Acquisitions	108.5	4.7	113.2
Assets moved out of held for sale	0.3	—	0.3
Capitalization of internally generated software costs	—	1.9	1.9
Amortization	(5.1)	(0.7)	(5.8)
Balance, December 31, 2025	$111.6	$5.9	$117.5
Acquisitions (Note 3)	158.9	3.2	162.1
Capitalization of internally generated software costs	—	0.7	0.7
Amortization	(12.0)	(0.3)	(12.3)
Balance, September 30, 2026	$258.5	$9.5	$268.0

The following table outlines the estimated annual amortization expense for the next five years related to intangible assets as of September 30, 2026:

2026	$5.4
2027	21.7
2028	21.6
2029	21.4
2030	20.8
2031	18.3
Thereafter	158.8
Total	$268.0

Goodwill

The following table shows the change in the carrying amount of goodwill:

Goodwill - December 31, 2024	$—
Acquisitions (Note 3)	87.5
Goodwill - December 31, 2025	87.5
Acquisitions (Note 3)	90.6
Goodwill - September 30, 2026	$178.1

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

For the three and nine months ended September 30, 2026, the Company evaluated whether any events or changes in circumstances occurred that would indicate it is more likely than not that goodwill is impaired. Based on this evaluation, the Company concluded that no such triggering events or circumstances existed as of September 30, 2026, and therefore no interim quantitative impairment test was performed and no impairment was recognized during the period.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025 were comprised of the following items:

	September 30,	December 31,
	2026	2025
Accounts payable – trade	$46.8	$19.0
Sales, use, and excise taxes payable	15.6	5.7
Accrued compensation and benefits	14.9	8.8
Accrued transaction, interest, and other expenses	35.0	12.1
Contract liability	7.4	4.7
Total accounts payable and accrued liabilities	$119.7	$50.3

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

The First Lien Term Loan provides for an aggregate principal amount of $120 million. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3 million. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including July 3, 2028. Upon maturity of the First Lien Term Loan on July 3, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4%

per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

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

In connection with the acquisition, Buyer entered into a term loan with IIP in the original principal amount of $49.0 million (the "Seller Note"). The Seller Note bears interest at 15% per annum, payable monthly on an interest-only basis, and has an initial maturity date of May 25, 2027, with two one-year extension options available to the Perth Property Buyer upon payment of a 1.0% extension fee and absence of an uncured event of default. The Seller Note is secured by a first-priority mortgage on the Perth Property and is unconditionally guaranteed by the Company. On October 2, 2026, the Company repaid the Seller Note in full. See Note 23, Subsequent Events.

Concurrently, Buyer entered into a term loan with Chicago Atlantic Lincoln, LLC in the original principal amount of $41.0 million (the "Chicago Atlantic Perth Loan"), bearing interest at prime plus 5.25% per annum and maturing on May 22, 2028. The Chicago Atlantic Perth Loan is secured by a second-priority mortgage on the Perth Property, subordinated to the Seller Note pursuant to an intercreditor agreement, and is guaranteed by Vireo Health. The Chicago Atlantic Perth Loan permits voluntary prepayment subject to a make-whole premium

Long-Term Debt Arising from Vireo Health of Rocky Mountain

On February 27, 2026, CO Acquisition was acquired by VHC pursuant to a membership interest purchase agreement. In connection with the closing of this acquisition, the Company became obligated under $28.2 million of notes payable due to Chicago Atlantic Admin, LLC. The outstanding principal balance bears interest at a fixed rate of 20.0% per annum and matures on December 31, 2029. The default rate of interest is equal to the interest rate plus 10.0% per annum. All interest accrued until June 3, 2026 is payable in kind. Thereafter, interest will be paid monthly. If the loans are prepaid in an amount equal to $16 million or more or accelerated on or before March 30, 2027, the borrowers must pay a make-whole amount equal to all interest that would have accrued through March 30, 2027. The notes were repaid during the nine months ended September 30, 2026.

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

Long-Term debt Arising from the Bridgewell Acquisition

In connection with the acquisition of Bridgewell, the Company assumed a Loan and Security Agreement (the "Bridgewell Credit Facility") dated April 21, 2026, by and among Agribusiness Holdings Limited Partnership, BWAB Holdings, LLC, and Bridgewell Agribusiness LLC, as borrowers, the lenders party thereto, and Chicago Atlantic Financial Services, LLC, as administrative agent. The Bridgewell Credit Facility provides for term loans in an aggregate principal amount of up to $22.0 million, all of which was funded on the closing date. Borrowings under the Bridgewell Credit Facility bear interest at a fixed cash rate of 12.0% per annum, payable monthly in arrears. The Bridgewell Credit Facility was paid off contemporaneous with the BMO Credit Facility.

In connection with the Bridgewell Acquisition, the Company also assumed five subordinated promissory notes with an aggregate principal balance of approximately $9.1 million, bearing interest at rates ranging from 7% to 15% per annum and maturing on December 31, 2026 or December 31, 2027. These notes were paid off contemporaneous with the BMO Credit Facility.

BMO Credit Facility

On August 7, 2026, the Company’s indirect subsidiary Prolific Supply LLC, together with certain of its domestic subsidiaries,  and BWAB Canada ULC, as borrowers, entered into a Credit Agreement (the “BMO Credit Facility”) with Bank of Montreal, as administrative agent, letter of credit issuer and swing line lender, and the lenders party thereto. The BMO Credit Facility is a senior secured asset-based revolving credit facility for the Company’s non-cannabis agricultural supply business acquired in the Bridgewell Acquisition and Hawthorne Acquisition.

The BMO Credit Facility provides for aggregate revolving commitments of $85.0 million, which may be increased by up to $20.0 million, to $105.0 million, at the borrowers’ request and subject to lender participation. Availability under the facility is subject to a borrowing base consisting of eligible accounts receivable and inventory, and is further limited to $65.0 million outside of a defined seasonal availability period. The BMO Credit Facility matures on August 7, 2031. Borrowings bear interest, at the borrowers’ election, at Term SOFR plus an applicable margin ranging from 1.75% to 2.00% per annum, or at a base rate plus an applicable margin ranging from 0.75% to 1.00% per annum, with the applicable margin determined by reference to average availability. The borrowers also pay an unused commitment fee of 0.25% per annum on the undrawn portion of the commitments, payable quarterly in arrears. Borrowings may be repaid and reborrowed at any time prior to maturity without premium or penalty.

The BMO Credit Facility is secured by a first-priority security interest in substantially all of the assets of the borrowers and their subsidiaries, and is guaranteed by certain subsidiaries of Prolific Supply LLC. Prolific Supply Holdco LLC, the direct parent of Prolific Supply LLC, has pledged its equity interests in Prolific Supply LLC as security for the facility. Neither Vireo Growth Inc. nor any of its cannabis operating subsidiaries is a borrower or guarantor under the BMO Credit Facility. The BMO Credit Facility contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, dispositions, restricted payments and transactions with affiliates, and a springing financial covenant requiring the borrowers to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, tested only during periods in which availability falls below the greater of 12.5% of the line cap and $5.0 million.

The proceeds of the initial borrowings under the BMO Credit Facility were used to repay in full the Bridgewell Credit Facility due to Chicago Atlantic Financial Services, LLC and certain subordinated promissory notes assumed in the Bridgewell Acquisition, and for working capital and general corporate purposes.

The following table shows a summary of the Company’s long-term debt as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
First lien term loan	$103.7	$112.7
Chicago Atlantic term loans	74.4	31.2
Mortgage notes	87.5	—
BMO credit facility	26.9	—
Other notes	0.5	—
Total long-term debt	293.0	143.9
Less: current portion	16.0	16.3
Total long-term debt, net of current portion	$277.0	$127.6

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2026 and December 31, 2025, $7.7 million and $5.8 million of deferred financing costs remained unamortized, respectively.

As of September 30, 2026, stated maturities of long-term debt were as follows:

Remaining 2026	$4.0
2027	16.0
2028	208.0
2029	0.4
2030	—
2031	72.3
Total	$300.7

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

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of each of September 30, 2026 and December 31, 2025, $0 deferred financing costs remained unamortized, respectively.

The following table shows a summary of the Company’s convertible debt as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Beginning of period	$9.9	$9.9
Principal repayments	(1.0)	(10.1)
Issuance and acquisition of additional convertible debt	14.5	10.0
Amortization of deferred financing costs	—	0.1
End of period	$23.4	$9.9
Less: current portion	1.3	1.3
Total convertible debt, net current portion	$22.1	$8.6

13. Notes Receivable

During the three months ended September 30, 2026, the Company purchased undivided participation interests in three senior secured loans to cannabis operators, with an aggregate participation amount of $12.7 million, for $12.7 million in cash. Affiliates of Chicago Atlantic act as administrative agent for each loan. One of the participations was purchased from an affiliate of Chicago Atlantic, and the other two from the lenders of record of the related loans (each lender of record, a “Lead Lender”). The Company is not a lender of record and has no right to enforce the underlying loans. Each Lead Lender has sole discretion over amendments, waivers and the exercise of remedies, subject to limited consent rights held by the Company. The Company has the ability and intent to hold each participation to maturity or payoff. Each participation is accounted for as a loan receivable held for investment and carried at amortized cost, net of an allowance for expected credit losses. Purchase discounts and premiums are accreted or amortized to interest income over the term of the related loan using the effective interest method, and paid-in-kind interest is added to the principal balance as it accrues.

On August 11, 2026, the Company purchased a $1.0 million participation interest in the last-out tranche of a $15.0 million multi-draw senior secured term loan, for $0.98 million, net of a 2.0% original issue discount. The loan bears paid-in-kind interest at 10.0% per annum until the remaining facility is drawn. After that, it bears cash interest at the Prime Rate (subject to a 6.75% floor) plus 8.25% per annum, and monthly amortization of 1.0% of the original principal begins six months later. The loan matures on August 7, 2029. The Company is also entitled to its pro rata share of an unused commitment fee, an exit fee and any make-whole amount. The Company has committed to purchase an additional $5.0 million participation interest on the same discount terms when the remaining facility is drawn. That draw depends on the borrower completing an acquisition of cannabis operations, including obtaining regulatory approval, and had not occurred as of September 30, 2026. The Lead Lender may repurchase the participation at any time at the Company’s pro rata share of the outstanding principal.

On September 4, 2026, the Company purchased an $8.0 million participation interest in a term loan for $7.7 million. The loan bears interest at Term SOFR plus 10.884% per annum, payable monthly in cash, and matures on September 4, 2030, when the principal is due in full. Under an agreement among lenders, the Lead Lender’s loan is a last-out tranche, and the Company’s participation ranks accordingly in any recovery. On 72 hours’ notice, the Company may require the Lead Lender to repurchase all or any portion of the participation at its principal amount plus accrued interest.

On September 29, 2026, the Company paid $4.0 million for participation interests of $0.25 million in the Tranche A loans and $3.5 million in the Tranche B loans of a senior secured credit facility. The Tranche A loans bear cash interest at the Prime Rate (subject to a 7.5% floor) plus 7.0% per annum, plus paid-in-kind interest at 2.0% per annum. The Tranche B loans bear paid-in-kind interest at 21.5% per annum. The facility matures on October 31, 2027, and scheduled monthly amortization of the facility of $0.2 million resumes on January 1, 2027. The Company has committed to purchase an additional $1.75 million participation interest in the Tranche A loans for $3.5 million, on a date in the first quarter of 2027 to be designated by the Lead Lender. The Lead Lender may repurchase the Company’s participation at any time at the Company’s pro rata share of the outstanding principal, plus accrued interest.

In connection with the September 29, 2026 participation, a subsidiary of the Company assumed the lease of a cultivation facility used by the borrower, and the Company guarantees that lease. The subsidiary subleased the facility to the borrower for a term ending October 19, 2031. The Company remains primarily obligated under the original lease and continues to account for it under ASC 842. No sublease income was recognized for the three or nine months ended September 30, 2026. The Company also entered into a put/call agreement with the holders of a promissory note issued by the borrower to its former owners. Under that agreement, the Company may be required, or may elect, to acquire the note in exchange for a number of its subordinate voting shares with a value equal to the note balance, and is deemed to acquire it on that basis if the note remains outstanding at its initial maturity on September 29, 2029. The put/call agreement is classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and is measured at fair value, with changes in fair value recognized in earnings each reporting period. Its fair value was approximately $0 at September 29, 2026 and September 30, 2026, reflecting the Company’s expectation that the note will be repaid at maturity. The Company’s maximum exposure under the put/call agreement is the note balance of $18.1 million plus accrued interest, which would be settled in subordinate voting shares and against which the Company would hold the note.

The Company has concluded that the borrower is a variable interest entity and that the Company has consolidated the borrower from September 29, 2026, forward. The Company holds no equity interest in the borrower, and the borrower’s results are attributed entirely to noncontrolling interests. Because the borrower is a business, the Company accounted for the initial consolidation as a business combination under ASC 805. The amounts recognized are provisional. The Company is still obtaining the information needed to measure the borrower’s identifiable assets and liabilities at their acquisition-date fair values and will adjust the provisional amounts, with corresponding adjustments to goodwill or gain, as that information is obtained during the measurement period, which will not exceed one year from September 29, 2026. The borrower’s assets and liabilities have been provisionally presented in other assets and other liabilities on the consolidated balance sheet at September 30, 2026. Current other assets and non-current other assets were $12.7 million and $32.7 million, respectively. Current liabilities and other long-term liabilities were $11.0 million and $30.4 million, respectively. The Company’s participation interests in the loans and the put/call agreement of $4.0 million are eliminated upon consolidation.

Notes receivable as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Loan participation receivables, net	$8.7	$—
Schwazze notes receivable	—	77.9
Other	1.0	1.3
End of period	$9.7	$79.2
Less: current portion	1.0	79.2
Total notes receivable, net current portion	$8.7	$—

14. Stockholders’ Equity

Shares

The Company’s Articles authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2026. The liquidation and dividend rights are identical among shares equally in the Company’s earnings and losses on an as converted basis.

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

On August 13, 2026, the Board of Directors authorized a normal course issuer bid (the “NCIB”) under which the Company may repurchase up to 2,426,872 subordinate voting shares of the Company’s issued and outstanding subordinate voting shares as of that date, through the facilities of the Canadian Securities Exchange at prevailing market prices. The NCIB commenced on August 17, 2026 and will terminate on August 17, 2027, or earlier if the maximum number of shares is repurchased or the Company terminates the NCIB. In connection with the NCIB, the Company entered into an automatic purchase plan with its broker, Haywood Securities Inc., which permits purchases to be made on the Company’s behalf during periods when the Company would otherwise be restricted from trading. All shares repurchased under the NCIB are cancelled. The Company is under no obligation to repurchase any shares under the NCIB, and the timing and number of shares repurchased depend on market conditions and other factors. During the three and nine months ended September 30, 2026, the Company repurchased and cancelled 216,200 subordinate voting shares for total consideration of $2.5 million. The cost of the repurchased shares was recorded as a reduction of share capital and additional paid-in capital.

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

Shares Issued

During the nine months ended September 30, 2026, 23 multiple voting shares were converted into 2,340 subordinate voting shares for no additional consideration.

During the nine months ended September 30, 2026, 7,100,000 subordinate voting shares were issued in connection with the Hawthorne Acquisition, of which 166,667 are held in escrow subject to customary post-closing purchase price adjustments. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2026, 3,012,653 subordinate voting shares were issued in connection with the Eaze Merger, of which 301,265 are held in escrow. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2026, 3,004,751 subordinate voting shares were issued in connection with the PharmaCann Acquisition, of which 61,728 are held in escrow. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2026, the Company issued 123,174 subordinate voting shares in connection with option exercises and RSU settlements.

During the nine months ended September 30, 2026, the Company issued 37,035 subordinate voting shares in connection with the HA-MD Transaction.

During the nine months ended September 30, 2026, the Company issued 462,963 subordinate voting shares in connection with a legal matter.

During the nine months ended September 30, 2026, the Company issued 13,888 subordinate voting shares in connection with the acquisition of an asset.

During the nine months ended September 30, 2026, 2,766,409 subordinate voting shares were issued in connection with the C21 Acquisition. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2025, 8,373,668 subordinate voting shares were issued in connection with the Deep Roots Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2025, 4,474,333 subordinate voting shares were issued in connection with the Wholesome Merger. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2025, 6,540,409 subordinate voting shares were issued in connection with the Proper Mergers. See Note 3 “Business Combinations and Dispositions” for additional information.

During the nine months ended September 30, 2025, 858 multiple voting shares were converted into 85,797 subordinate voting shares for no additional consideration.

During the nine months ended September 30, 2025, employee stock options were exercised for 16,938 subordinate voting shares.

During the nine months ended September 30, 2025, stock warrants were exercised for 8,854 subordinate voting shares.

During the nine months ended September 30, 2025, 58,400 subordinate voting shares were issued in connection with the settlement of RSUs. 12,195 shares were net settled to pay payroll taxes associated with the issuance, resulting in the final issuance of 46,205 shares.

15. Stock-Based Compensation

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

Options granted under the EIP as of September 30, 2026 and 2025 were valued using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended:

	September 30,	September 30,
	2026	2025
Risk-Free Interest Rate	4.43%	4.53%
Weighted Average Exercise Price	$12.60	$14.70
Weighted Average Stock Price	$11.55	$14.70
Expected Life of Options (years)	7.00	7.00
Expected Annualized Volatility	100.00%	100.00%
Grant Fair Value	$9.60	$12.30
Expected Forfeiture Rate	N/A	N/A
Expected Dividend Yield	N/A	N/A

Stock option activity for the nine months ended September 30, 2026, and for the year ended December 31, 2025, is presented below:

		Weighted Average	Weighted Avg.
	Number of Options	Exercise Price	Remaining Life
Balance, December 31, 2024	1,041,088	$14.53	5.45
Forfeitures	(98,524)	7.80	—
Exercised	(24,106)	5.10	—
Granted	238,639	18.60	—
Options Outstanding at December 31, 2025	1,157,097	$13.50	5.76
Forfeitures	(76,808)	18.45	—
Exercised	(10,056)	4.80	—
C21 replacement options	123,898	23.00	—
Granted	21,082	12.72	—
Options Outstanding at September 30, 2026	1,215,213	$15.20	4.79

Options Exercisable at September 30, 2026	932,267	$14.49	3.49

During the three and nine-month periods ended September 30, 2026, the Company recognized $0.8 million and $2.2 million, respectively, in stock-based compensation related to stock options, respectively. During the three and nine-month periods ended September 30, 2025, the Company recognized $0.1 million and $0.5 million, respectively, in stock-based compensation related to stock options, respectively. As of September 30, 2026, the total unrecognized compensation costs related to unvested stock options awards granted was $1.4 million. In addition, the weighted average period over which the unrecognized compensation expense is expected to be recognized is approximately 1.2 years. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2026, was $0.8 million and $0.8 million, respectively.

The Company records forfeitures as they occur.

Warrants

Warrants to purchase SVS entitle the holder to purchase one SVS of the Company.

A summary of the warrants outstanding is as follows:

	Number of	Weighted Average	Weighted Average
SVS Warrants	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2024	530,652	$6.49	3.56
Expired	(5,000)	44.70	—
Exercised	(8,854)	4.35	—
Warrants outstanding at December 31, 2025	516,798	$6.66	2.56
Granted	2,666,667	25.50	—
C21 replacement warrants	92,208	23.86	—
Warrants outstanding at September 30, 2026	3,275,673	$22.34	4.09

Warrants exercisable at September 30, 2026	3,275,673	$22.34	4.09

	Number of	Weighted Average	Weighted Average
SVS Warrants Denominated in C$	Warrants	Exercise Price	Remaining Life
Warrants outstanding at December 31, 2024 and 2025	101,255	$105.00	0.23
Expired	(101,255)	—	—
Warrants outstanding at September 30, 2026	—	$—	—

Other

During the three and nine months ended September 30, 2026, the Company entered into a consulting arrangement pursuant to which a consultant was granted equity interests in Vireo Health of Rocky Mountain, a consolidated subsidiary, in exchange for strategic advisory and consulting services to be provided over the contractual service period. The arrangement was accounted for as share-based compensation under ASC 718, Compensation—Stock Compensation.

For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $1.4 million and $6.7 million, respectively, related to this arrangement.

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

During the three and nine-months ended September 30, 2026, the Company recognized $3.8 million and $11.6 million, respectively, in stock-based compensation expense related to RSUs. During the three and nine months periods ended September 30, 2025, the Company recognized $3.9 million and $9.1 million, respectively, in stock-based compensation expense related to RSUs.

A summary of RSUs is as follows:

		Weighted Avg.
	Number of Shares	Fair Value
Balance, December 31, 2024	377,584	$12.00
Granted	2,370,331	12.60
Settled	(760,197)	14.70
Forfeitures	(2,211)	54.30
Balance, December 31, 2025	1,985,507	11.51
Granted	228,432	11.55
Settled	(115,780)	12.85
Forfeitures	(13,889)	13.51
Balance, September 30, 2026	2,084,270	$11.43

Vested at September 30, 2026	932,631	$11.99

16. Commitments and Contingencies

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

17. Other Income (Expense)

On May 25, 2023, the Company and Grown Rogue International, Inc. (“Grown Rogue”) entered into a strategic agreement whereby Grown Rogue will support the Company in the optimization of its cannabis flower products. As part of this strategic agreement Grown Rogue granted the Company 8,500,000 warrants to purchase subordinate voting shares of Grown Rogue on October 5, 2023. Subsequently, on October 9, 2024, the Company and Grown Rogue mutually agreed to terminate the strategic agreement. As part of the termination agreement, the Company forfeited 4,500,000 of the previously granted 8,500,000 warrants. The Company’s remaining 4,000,000 warrants were revalued at a fair value of $1.3 million and $1.7 million at September 30, 2026 and December 31, 2025, respectively. The three and nine months ended September 30, 2026 saw a change in fair value of $0.1 million and $0.4 million, respectively, which was recorded as other expense in the statement of net loss and comprehensive loss for the three and nine month periods ended September 30, 2026.

18. Segment Reporting

To identify the Company’s reportable segments the Company considered various factors including, but not limited to, the Company's products and services, production processes, customers, regulatory environment, and business geography, as well as the degree to which the CODM evaluates the Company's performance and allocates resources.

As a result of the Company's acquisitions of Hawthorne in April 2026 and Bridgewell in June 2026, the Company expanded its operations beyond cannabis into the supply of horticultural and agricultural products to a broader customer base outside of the cannabis industry. Following these acquisitions in the second quarter, the Company reassessed its segment structure and determined that it has two reportable segments: (i) Cannabis and (ii) Non-Cannabis, based on discrete financial information regularly reviewed by the Company's CODM in evaluating performance and allocating resources.

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

	Three Months Ended September 30, 2026
	Cannabis	Non-Cannabis	TOTAL
Revenue	$198.1	$55.6	$253.7
Product costs	(97.2)	(47.3)	(144.5)
Non-cash product costs	0.0	(1.2)	(1.2)
Inventory valuation adjustments	(0.5)	0.3	(0.2)
Segment Gross Profit	100.4	7.4	107.8
Salaries and wages	(30.0)	(5.0)	(35.0)
Other selling, general and administrative expenses(1)	(38.1)	(2.9)	(41.0)
Depreciation	(0.6)	(0.0)	(0.7)
Amortization	(4.5)	(0.6)	(5.1)
Segment operating income (loss)	27.2	(1.1)	26.0
Transaction and integration expenses			(12.4)
Stock-based compensation expenses			(6.0)
Other income (expenses), net			(3.6)
Income (loss) before income taxes			$4.0

	Nine Months Ended September 30, 2026
	Cannabis	Non-Cannabis	TOTAL
Revenue	$480.1	$89.1	$569.2
Product costs	(227.0)	(74.8)	(301.8)
Non-cash product costs	(1.8)	(2.4)	(4.2)
Inventory valuation adjustments	(1.2)	0.3	(0.9)
Segment Gross Profit	250.1	12.2	262.3
Salaries and wages	(87.1)	(5.5)	(92.6)
Other selling, general and administrative expenses(1)	(73.1)	(7.0)	(80.1)
Depreciation	(3.4)	(0.0)	(3.4)
Amortization	(11.3)	(0.9)	(12.2)
Segment operating income (loss)	75.2	(1.2)	74.0
Transaction and integration expenses			(43.1)
Stock-based compensation expenses			(20.5)
Other income (expenses), net			3.6
Income (loss) before income taxes			$14.0

(1) Includes insurance expenses, occupancy expenses, and other general expenses. Does not include stock-based compensation expenses.

19. Supplemental Cash Flow Information(1)

	September 30,	September 30,
	2026	2025
Cash paid for interest	$22.4	$21.0
Cash paid for income taxes	6.5	—
Change in construction accrued expenses	4.6	0.7
Acquisitions:	—	—
Total consideration transferred	324.2	243.7
Cash acquired	(75.6)	(39.4)
Total non-cash investing and financing activities, net of cash acquired	248.6	204.3
(1)	For supplemental cash flow information related to leases, refer to Note 8 “Leases.”

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

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2026, the Company’s financial liabilities consist of accounts payable and accrued liabilities, debt and convertible debt. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been additional funding from investors and debt issuances. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Legal Risk

The Company operates in the United States. The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. The Partial Rescheduling Rule, however, resulted in the rescheduling to Schedule III of (i) FDA-approved drug products containing marijuana and (ii) marijuana in any form covered by a state medical marijuana license. Regarding state-legal medical marijuana, the DEA also created a pathway for state medical marijuana licensees to register and continue operating compliantly under Schedule III.  On November 2, 2026, the Company announced that the DEA had issued registrations through this pathway for all 41 of its medical cannabis dispensaries in Florida.

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

Notwithstanding the recent Partial Rescheduling Rule, while our activities comply with applicable state and local laws, strict adherence to those laws does not absolve the Company of liability under federal law nor provide a defense against federal enforcement actions with respect to adult-use operations. Furthermore, if Congress were to reverse the historical protections of the Rohrabacher-Farr amendment (prohibiting the Department of Justice from expending resources to interfere with state medical marijuana laws), or if a court were to invalidate the Partial Rescheduling Rule, the Company could face additional potential liability with respect to its medical operations.

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

21. Related Party Transactions

As of each of September 30, 2026 and December 31, 2025, the Company owed $1.6 million and $2.0 million, respectively, due to related parties.

Details surrounding the lending and loan participation relationships between the Company and Chicago Atlantic, are described in Note 11 “Long-Term Debt”, Note 12 “Convertible Notes”, and Note 13 “Notes Receivable.”

During the three months ended September 30, 2026 and 2025, the Company paid Chicago Atlantic $1.3 million and $0, respectively, for certain underwriting services, legal services, accounting services, data analytics services, and real estate services. During the nine months ended September 30, 2026 and 2025, the Company paid Chicago Atlantic $7.3 million and $0, respectively, for certain underwriting services, legal services, accounting services, data analytics services, and real estate services.

John Mazarakis, the Company’s Chief Executive Officer, is a partner of Chicago Atlantic Group, LP, an affiliate of Chicago Atlantic Admin, LLC and Chicago Atlantic Financial Services, LLC.

22. Income Taxes

Following an April 2026 U.S. Department of Justice order reclassifying state-licensed medical cannabis from Schedule I to Schedule III of the Controlled Substances Act, management has concluded, at the more-likely-than-not level under ASC 740-10-25, that selling, general and administrative expenses attributable to the Company’s medical cannabis activity are deductible. The Company has applied this position prospectively, beginning April 23, 2026. As a result, selling, general and administrative expenses associated with medical use cannabis states on or after that date no longer gives rise to an uncertain tax position. For periods before April 23, 2026, the Company continues to treat the deduction of such expenses as an uncertain tax position and has not recognized the related tax benefit.

Whether relief will be available for periods before April 23, 2026, and from what date, will depend on future legislation or Treasury and IRS guidance. From August 29, 2023, the date on which the U.S. Department of Health and Human Services recommended to the Drug Enforcement Administration that marijuana be rescheduled to Schedule III, to April 22, 2026, approximately $55 million of uncertain tax liabilities related to medical cannabis activity were recognized.  Retroactive relief has not been provided, and there can be no assurance that it will be provided.

The Company’s position, including its effective date, and the estimate of potential retroactive relief, involves significant estimation and judgment in the absence of formal Treasury or IRS guidance, which is expected but has not yet been issued. The Company will continue to monitor forthcoming guidance and related regulatory developments and will revise its position and estimates as further information becomes available, which could result in a material adjustment to the Company’s income tax provision in future periods.

23. Subsequent Events

On October 2, 2026, Vireo Property Holdings, LLC and four of its wholly owned subsidiaries, including the Perth Property Buyer (collectively, the “Borrowers”), entered into a loan agreement with Needham Bank (“Needham”) providing for a $60.0 million term loan (the “Needham Loan”). Needham acquired the $49.0 million Seller Note and the related mortgage from IIP by assignment and advanced $11.0 million of additional principal, which were consolidated into a single note. The Needham Loan bears interest at a fixed rate of 8.50% per annum, is interest-only for the first six months, and thereafter amortizes on a ten-year schedule with all remaining principal due at maturity on April 2, 2034. The Borrowers paid Needham a commitment fee of $0.9 million. The Needham Loan is secured by mortgages on the Company’s Perth, New York and Palatka, Florida properties. The Company’s existing $41.0 million subordinated loan from Chicago Atlantic Lincoln, an affiliate of Chicago Atlantic, of which the Company’s Chief Executive Officer is a partner, remains outstanding and is subordinated to the Needham Loan under an intercreditor agreement.

On November 9, 2026, the Company completed its previously announced acquisition of all of the issued and outstanding shares of Fluent Corp. (“Fluent”), a vertically integrated cannabis operator in Florida, New York and Texas, pursuant to the arrangement agreement dated April 29, 2026, as amended June 8, 2026, by way of a court-approved plan of arrangement under the Business Corporations Act (Ontario). Immediately prior to closing, a portion of Fluent’s indebtedness under its senior secured credit agreement was converted into Fluent common shares, and all Fluent common shares were then exchanged for an aggregate of 6,148,780 subordinate voting shares of the Company. Affiliates of Chicago Atlantic, of which the Company’s Chief Executive Officer is a partner, were lenders under the Fluent credit agreement and received 3,884,062 of the shares issued in the acquisition as a result of the conversion of their indebtedness. The initial accounting for the acquisition is incomplete, and the Company is unable to provide the preliminary purchase price allocation as of the date of this report.

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

Forward-Looking Statements

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other SEC and Canadian public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

Our Cannabis segment cultivates, manufactures, and distributes cannabis products to third parties in wholesale markets and sells cannabis products directly to approved patients and adult-use customers in our owned or operated retail stores. During the three months ended September 30, 2026, the Cannabis segment had operating revenue in ten states: California, Colorado, Florida, Maryland, Minnesota, Missouri, Nevada, New Mexico, New York, and Utah.

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

On August 7, 2026, the Company completed the acquisition of seventeen retail dispensaries in Colorado from PharmaCann Inc.

On August 21, 2026, the Company completed the acquisition of C21 Investments Inc. (“C21”), a cannabis cultivation and retail operator in Nevada.

Three months ended September 30, 2026, Compared to Three months ended September 30, 2025

Revenue

We derived our revenue from two reportable segments: Cannabis and Non-Cannabis.

Cannabis segment revenue is derived from cultivating, processing, and distributing cannabis products through our dispensaries in ten states and our wholesale sales to third parties. For the three months ended September 30, 2026, 88% of our Cannabis segment revenue was generated from retail dispensaries and 12% from the wholesale business. For the three months ended September 30, 2025, 83% of our revenue was generated from retail business and 17% from wholesale business.

Cannabis segment revenue for the three months ended September 30, 2026, was $198.1 million, an increase of $106.4 million or 116% compared to revenue of $91.7 million for the three months ended September 30, 2025, primarily driven by the acquisitions of C21, PharmaCann, Eaze and Vireo Health of Rocky Mountain in 2026.

Retail revenue for the three months ended September 30, 2026, was $173.4 million, an increase of $97.4 million or 128% compared to retail revenue of $76.0 million for the three months ended September 30, 2025 primarily driven by the acquisitions of C21, PharmaCann, Eaze and Vireo Health of Rocky Mountain in 2026.

Wholesale revenue for the three months ended September 30, 2026, was $24.7 million, an increase of $9.0 million or 57% compared to wholesale revenue of $15.7 million for the three months ended September 30, 2025, primarily driven by increased throughput in the New York market.

Non-Cannabis segment revenue for the three months ended September 30, 2026, was $55.6 million. There is no comparative revenue for the three months ended September 30, 2025, as no non-cannabis business was owned during that period.

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change
Retail:
MN	$17.1	$12.0	$5.1	43%
NY	0.7	1.0	(0.3)	(30)%
MD	6.5	6.6	(0.1)	(2)%
UT	13.0	11.5	1.5	13%
NV	31.6	24.9	6.7	27%
MO	21.8	20.0	1.8	9%
CO	42.6	—	42.6	100%
NM	9.9	—	9.9	100%
CA	17.5	—	17.5	100%
FL	12.7	—	12.7	100%
Total Retail	$173.4	$76.0	$97.4	128%

Wholesale:
MN	$0.2	$0.1	$0.1	100%
NY	12.1	5.1	7.0	137%
MD	3.0	3.7	(0.7)	(19)%
UT	2.4	1.9	0.5	26%
NV	0.2	—	0.2	100%
MO	5.9	4.9	1.0	20%
CO	0.9	—	0.9	100%
Total Wholesale	$24.7	$15.7	$9.0	57%

Total Cannabis Revenue	$198.1	$91.7	$106.4	116%

Non-Cannabis Revenue	55.6	—	55.6	100%

Total Revenue	$253.7	$91.7	$162.0	177%

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

Cannabis Segment

Cost of sales for the Cannabis segment for the three months ended September 30, 2026, was $97.7 million, an increase of $43.4 million compared to $54.3 million for the three months ended September 30, 2025, primarily driven by the increase in sales and acquisition activity. Cost of sales are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties and valuation adjustments.

Gross profit for the Cannabis segment for the three months ended September 30, 2026, was $100.4 million, representing a gross margin of 51%. In comparison, gross profit for the three months ended September 30, 2025, was $37.4 million or a 41% gross margin. The increase in gross margin was primarily driven by the decrease in non-cash product costs associated with the acquisition related inventory fair value step up.

Non-Cannabis Segment

Cost of sales for the Non-Cannabis segment for the three months ended September 30, 2026, was $48.2 million. There is no comparative cost of sales for the three months ended September 30, 2025, as no non-cannabis business was owned during that period.

Gross profit for the Non-Cannabis segment for the three months ended September 30, 2026, was $7.4 million, representing a gross margin of 13%. There is no comparative gross profit for the three months ended September 30, 2025, as no non-cannabis business was owned during that period.

Operating Expenses

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

Cannabis Segment

Operating expenses, for the three months ended September 30, 2026, were $73.2 million, an increase of $41.4 million compared to total expenses of $31.8 million for the three months ended September 30, 2025 primarily driven by the acquisitions of C21, PharmaCann, Eaze and Vireo Health of Rocky Mountain in 2026.

Non-Cannabis Segment

Operating expenses for the Non-Cannabis segment for the three months ended September 30, 2026, were $8.6 million. There is no comparative figure for the three months ended September 30, 2025, as no non-cannabis business was owned during that period.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2026, were $18.4 million an increase of $13.6 million compared to $4.8 million for the three months ended September 30, 2025 primarily driven by increased transaction expenses associated with the acquisition activity in the current year.

Income (loss) from operations

Income from operations for the three months ended September 30, 2026, was $7.6 million an increase of $6.8 million compared to income of $0.8 million for the three months ended September 30, 2025.

Total Other Income (Expense)

Total other expense for the three months ended September 30, 2026, was $3.6 million a decrease of $10.2 million compared to total other expense of $13.8 million for the three months ended September 30, 2025. This change was primarily attributable to the loss on extinguishment of debt recorded in the prior year period and the gain on the change in fair value of contingent consideration recorded in the third quarter of this year.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2026, tax expense totaled $28.0 million compared to tax expense of $13.3 million for the three months ended September 30, 2025. The increase in tax expense was driven by the increase in gross profit relative to the prior year.

Nine months ended September 30, 2026, Compared to Nine months ended September 30, 2025

Revenue

We derived our revenue from two reportable segments: Cannabis and Non-Cannabis.

Cannabis segment revenue is derived from cultivating, processing, and distributing cannabis products through our dispensaries in ten states and our wholesale sales to third parties. For the nine months ended September 30, 2026, 87% of our Cannabis segment revenue was generated from retail dispensaries and 13% from the wholesale business. For the nine months ended September 30, 2025, 80% of our revenue was generated from retail business and 20% from wholesale business.

Cannabis segment revenue for the nine months ended September 30, 2026, was $480.1 million, an increase of $315.8 million or 192% compared to revenue of $164.3 million for the nine months ended September 30, 2025, primarily driven by the acquisitions of C21, PharmaCann, Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Retail revenue for the nine months ended September 30, 2026, was $417.4 million, an increase of $285.5 million or 216% compared to retail revenue of $131.9 million for the nine months ended September 30, 2025, primarily driven by the acquisitions of C21, PharmaCann, Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Wholesale revenue for the nine months ended September 30, 2026, was $62.7 million, an increase of $30.3 million or 94% compared to wholesale revenue of $32.4 million for the nine months ended September 30, 2025, primarily driven by increased throughput in the New York market, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Non-Cannabis segment revenue for the nine months ended September 30, 2026, was $89.1 million, reflecting partial-period contributions from Hawthorne, acquired April 8, 2026, and Bridgewell, acquired June 5, 2026. There is no comparative revenue for the nine months ended September 30, 2025, no non-cannabis business was owned during that period.

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change
Retail:
MN	$54.3	$34.0	$20.3	60%
NY	2.3	3.3	(1.0)	(30)%
MD	19.8	20.1	(0.3)	(1)%
UT	38.4	17.6	20.8	118%
NV	87.3	31.3	56.0	179%
MO	63.4	25.6	37.8	148%
CO	73.7	—	73.7	100%
NM	20.5	—	20.5	100
CA	35.5	—	35.5	100%
FL	22.2	—	22.2	100%
Total Retail	$417.4	$131.9	$285.5	216%

Wholesale:
MN	$0.3	$0.5	$(0.2)	(40)%
NY	26.2	10.2	16.0	157%
MD	9.8	12.0	(2.2)	(18)%
UT	7.6	3.0	4.6	153%
NV	0.5	0.1	0.4	400%
MO	16.5	6.6	9.9	150%
CO	1.8	—	1.8	100%
Total Wholesale	$62.7	$32.4	$30.3	94%

Total Cannabis Revenue	$480.1	$164.3	$315.8	192%

Non-Cannabis Revenue	89.1	—	89.1	100%

Total Revenue	$569.2	$164.3	$404.9	246%

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

Cannabis Segment

Cost of sales for the Cannabis segment for the nine months ended September 30, 2026, was $230.0 million, an increase of $135.9 million compared to $94.1 million for the nine months ended September 30, 2025, primarily driven by the increase in sales and acquisition activity. Cost of sales are determined from costs related to the cultivation and processing of cannabis and cannabis-derived products as well as the cost of finished goods inventory purchased from third parties and valuation adjustments.

Gross profit for the Cannabis segment for the nine months ended September 30, 2026, was $250.1 million, representing a gross margin of 52%. In comparison, gross profit for the nine months ended September 30, 2025, was $70.2 million or a 43% gross margin. The margin increase was primarily driven by the decrease in non-cash product costs associated with the acquisition related inventory fair value step up.

Non-Cannabis Segment

Cost of sales for the Non-Cannabis segment for the nine months ended September 30, 2026, was $76.9 million. There is no comparative cost of sales for the nine months ended September 30, 2025, as no non-cannabis business was owned during that period.

Gross profit for the Non-Cannabis segment for the nine months ended September 30, 2026, was $12.2 million, representing a gross margin of 14%. There is no comparative gross profit for the nine months ended September 30, 2025, as no non-cannabis business was owned during that period.

Operating Expenses

Operating expenses other than the cost of sales consist of selling costs to support customer relationships, marketing, and branding activities. They also include a significant investment in the corporate infrastructure required to support ongoing business. Total expenses reflect costs across both the Cannabis and Non-Cannabis segments, as well as unallocated corporate expenses.

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

Cannabis Segment

Operating expenses for the nine months ended September 30, 2026, were $175.0 million, an increase of $122.0 million compared to total expenses of $53.0 million for the nine months ended September 30, 2025, primarily driven by the acquisitions of C21, PharmaCann, Eaze and Vireo Health of Rocky Mountain in 2026, as well as the acquisitions of Wholesome, Deep Roots, and Proper, which were completed in the second quarter of 2025, and therefore contributed only partially to the prior year comparative period.

Non-Cannabis Segment

Operating expenses for the Non-Cannabis segment for the nine months ended September 30, 2026, were $13.5 million. There is no comparative figure for the nine months ended September 30, 2025, as no non-cannabis business was owned during that period.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2026, were $63.6 million an increase of $47.2 million compared to $16.4 million for the nine months ended September 30, 2025 primarily driven by increased transaction expenses associated with the acquisition activity in the current year.

Income (loss) from operations

Income from operations for the nine months ended September 30, 2026, was $10.4 million an increase of $9.6 million compared to income of $0.8 million for the nine months ended September 30, 2025.

Total Other Income (Expense)

Total other income for the nine months ended September 30, 2026, was $3.6 million a change of $32.2 million compared to total other expense of $28.6 million for the nine months ended September 30, 2025. This change was primarily attributable to the bargain purchase gain recognized in connection with the Hawthorne acquisition.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2026, tax expense totaled $58.4 million compared to tax expense of $19.9 million for the nine months ended September 30, 2025. The increase in tax expense was driven by the increase in gross profit relative to the prior year.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(44.4)	$(47.7)	$(24.0)	$(26.3)
Interest expense, net	28.8	22.2	11.6	6.9
Income taxes	58.4	19.9	28.0	13.3
Depreciation & Amortization	15.6	3.4	5.8	2.1
Depreciation and amortization included in cost of sales	12.5	3.2	5.4	1.9
EBITDA (non-GAAP)	$70.9	$1.0	$26.8	$(2.1)
Non-cash inventory adjustments	5.1	17.8	1.4	13.4
Grown Rogue termination fee included in cost of goods sold	—	0.5	—	—
Change in the fair value of contingent consideration	(3.0)	—	(5.6)	—
Stock-based compensation	20.5	9.6	6.0	4.0
Transaction and integration expenses	43.1	8.7	12.4	2.7
Other (income) expense	0.5	(0.9)	1.1	(0.5)
Bargain purchase gain	(21.0)	—	0.7	—
Severance expense	—	0.7	—	0.1
Loss on disposal of assets	0.5	7.8	(0.1)	7.8
Adjusted EBITDA (non-GAAP)	$116.6	$45.2	$42.7	$25.4

Liquidity, Financing Activities During the Period, and Capital Resources

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

The First Lien Term Loan provides for an aggregate principal amount of $120 million. The aggregate principal amount of the First Lien Term Loan amortizes in quarterly installments of $3 million. The Company will make such quarterly amortization payments commencing on December 31, 2025 and on the last business day of each quarter thereafter through and including July 3, 2028. Upon maturity of the First Lien Term Loan on July 3, 2028, the remaining outstanding principal amount of the First Lien Term Loan, and all accrued and unpaid interest thereon, will be due and payable in full. The First Lien Term Loan bears interest at the one-month Term Secured Overnight Financing Rate (subject to a 3% floor) plus 4% per annum. The First Lien Term Loan shall, at the Administrative Agent’s option, convert to a Prime Rate Loan at the end of the First Lien Term Loan’s current one-month interest period if an event of default shall occur and be continuing, at which time an additional 2% of default interest will also be applicable to the First Lien Term Loan.

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

In connection with the acquisition, Buyer entered into a term loan with IIP in the original principal amount of $49.0 million (the "Seller Note"). The Seller Note bears interest at 15% per annum, payable monthly on an interest-only basis, and has an initial maturity date of May 25, 2027, with two one-year extension options available to the Perth Property Buyer upon payment of a 1.0% extension fee and absence of an uncured event of default. The Seller Note is secured by a first-priority mortgage on the Perth Property and is unconditionally guaranteed by the Company. On October 2, 2026, the Company repaid the Seller Note in full. See Note 23, Subsequent Events.

Concurrently, Buyer entered into a term loan with Chicago Atlantic Lincoln, LLC in the original principal amount of $41.0 million (the "Chicago Atlantic Perth Loan"), bearing interest at prime plus 5.25% per annum and maturing on May 22, 2028. The Chicago Atlantic Perth Loan is secured by a second-priority mortgage on the Perth Property, subordinated to the Seller Note pursuant to an intercreditor agreement, and is guaranteed by Vireo Health. The Chicago Atlantic Perth Loan permits voluntary prepayment subject to a make-whole premium

Long-Term Debt Arising from Vireo Health of Rocky Mountain

On February 27, 2026, CO Acquisition was acquired by VHC pursuant to a membership interest purchase agreement. In connection with the closing of this acquisition, the Company became obligated under $28.2 million of notes payable due to Chicago Atlantic Admin, LLC. The outstanding principal balance bears interest at a fixed rate of 20.0% per annum and matures on December 31, 2029. The default rate of interest is equal to the interest rate plus 10.0% per annum. All interest accrued until June 3, 2026 is payable in kind. Thereafter, interest will be paid monthly. If the loans are prepaid in an amount equal to $16 million or more or accelerated on or before March 30, 2027, the borrowers must pay a make-whole amount equal to all interest that would have accrued through March 30, 2027. The notes were repaid during the nine months ended September 30, 2026.

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

Long-Term debt Arising from the Bridgewell Acquisition

In connection with the acquisition of Bridgewell, the Company assumed a Loan and Security Agreement (the "Bridgewell Credit Facility") dated April 21, 2026, by and among Agribusiness Holdings Limited Partnership, BWAB Holdings, LLC, and Bridgewell Agribusiness LLC, as borrowers, the lenders party thereto, and Chicago Atlantic Financial Services, LLC, as administrative agent. The Bridgewell Credit Facility provides for term loans in an aggregate principal amount of up to $22.0 million, all of which was funded on the closing date. Borrowings under the Bridgewell Credit Facility bear interest at a fixed cash rate of 12.0% per annum, payable monthly in arrears. The Bridgewell Credit Facility was paid off contemporaneous with the BMO Credit Facility.

In connection with the Bridgewell Acquisition, the Company also assumed five subordinated promissory notes with an aggregate principal balance of approximately $9.1 million, bearing interest at rates ranging from 7% to 15% per annum and maturing on December 31, 2026 or December 31, 2027. These notes were paid off contemporaneous with the BMO Credit Facility.

BMO Credit Facility

On August 7, 2026, the Company’s indirect subsidiary Prolific Supply LLC, together with certain of its domestic subsidiaries,  and BWAB Canada ULC, as borrowers, entered into a Credit Agreement (the “BMO Credit Facility”) with Bank of Montreal, as administrative agent, letter of credit issuer and swing line lender, and the lenders party thereto. The BMO Credit Facility is a senior secured asset-based revolving credit facility for the Company’s non-cannabis agricultural supply business acquired in the Bridgewell Acquisition and Hawthorne Acquisition.

The BMO Credit Facility provides for aggregate revolving commitments of $85.0 million, which may be increased by up to $20.0 million, to $105.0 million, at the borrowers’ request and subject to lender participation. Availability under the facility is subject to a borrowing base consisting of eligible accounts receivable and inventory, and is further limited to $65.0 million outside of a defined seasonal availability period. The BMO Credit Facility matures on August 7, 2031. Borrowings bear interest, at the borrowers’ election, at Term SOFR plus an applicable margin ranging from 1.75% to 2.00% per annum, or at a base rate plus an applicable margin ranging from 0.75% to 1.00% per annum, with the applicable margin determined by reference to average availability. The borrowers also pay an unused commitment fee of 0.25% per annum on the undrawn portion of the commitments, payable quarterly in arrears. Borrowings may be repaid and reborrowed at any time prior to maturity without premium or penalty.

The BMO Credit Facility is secured by a first-priority security interest in substantially all of the assets of the borrowers and their subsidiaries, and is guaranteed by certain subsidiaries of Prolific Supply LLC. Prolific Supply Holdco LLC, the direct parent of Prolific Supply LLC, has pledged its equity interests in Prolific Supply LLC as security for the facility. Neither Vireo Growth Inc. nor any of its cannabis operating subsidiaries is a borrower or guarantor under the BMO Credit Facility. The BMO Credit Facility contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, dispositions, restricted payments and transactions with affiliates, and a springing financial covenant requiring the borrowers to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, tested only during periods in which availability falls below the greater of 12.5% of the line cap and $5.0 million.

The proceeds of the initial borrowings under the BMO Credit Facility were used to repay in full the Bridgewell Credit Facility due to Chicago Atlantic Financial Services, LLC and certain subordinated promissory notes assumed in the Bridgewell Acquisition, and for working capital and general corporate purposes.

Unless otherwise specified, all deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of September 30, 2026 and December 31, 2025, $7.7 million and $5.8 million of deferred financing costs remained unamortized, respectively.

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

All deferred financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As of each of September 30, 2026 and December 31, 2025, $0 deferred financing costs remained unamortized, respectively.

Cash Provided by Operating Activities

Net cash provided by operating activities was $18.8 million for the nine months ended September 30, 2026, an increase of $33.8 million as compared to net cash used in operating activities of $15.0 million for the nine months ended September 30, 2025. The increase was primarily driven by higher revenues and operating income resulting from the Company’s expanded operations following the completed acquisition activity.

Cash Used in Investing Activities

Net cash used in investing activities was $69.4 million for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $18.2 million for the nine months ended September 30, 2025, a change of $87.6 million. The shift from cash provided to cash used was primarily attributable to increased purchases of property and equipment, driven by the purchase of a building in New York for approximately $90.2 million.

Cash Provided by or Used in Financing Activities

Net cash provided by financing activities was $34.9 million for the nine months ended September 30, 2026, a change of $12.2 million as compared to $22.7 million provided by financing activities for the nine months ended September 30, 2025. The change was principally due to decreased debt principal payments relative to the comparative period .

Lease Transactions

As of September 30, 2026, we are party to lease agreements for the use of buildings across our Cannabis and Non-Cannabis segments. Cannabis segment leases relate to buildings used in the cultivation, production, and/or sale of cannabis products in California, Colorado, Florida, New Mexico, Maryland, Minnesota, New York, Missouri, Nevada, and Utah. Non-Cannabis segment leases relate to warehouse, distribution, and office facilities used in the operations of Hawthorne and Bridgewell.

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

Excluding any contracts under one year in duration, the future minimum lease payments (principal and interest) on all our leases are as follows:

	Operating Leases	Finance Leases
	September 30, 2026	September 30, 2026	Total
2026	$9.1	$0.5	$9.6
2027	35.6	2.0	37.6
2028	35.0	2.1	37.1
2029	31.8	2.1	33.9
2030	30.4	2.2	32.6
Thereafter	184.3	24.6	208.9
Total minimum lease payments	$326.2	$33.5	$359.7
Less discount to net present value	(133.2)	(24.6)	(157.8)
Present value of lease liability	$193.0	$8.9	$201.9

ADDITIONAL INFORMATION

Outstanding Share Data

As of November 10, 2026, we had 57,878,103 shares issued and outstanding on an as converted basis, consisting of the following:

(a)  Subordinate Voting Shares

57,110,303 Subordinate Voting Shares issued and outstanding. The holders of Subordinate Voting Shares are entitled to one vote per share at all shareholder meetings. The Company is authorized to issue an unlimited number of no-par value Subordinate Voting Shares.

(b)  Multiple Voting Shares

7,678 Multiple Voting Shares issued and outstanding. The holders of Multiple Voting Shares are entitled to one hundred votes per share at all shareholder meetings. Each Multiple Voting Share is exchangeable for one hundred subordinate voting shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

Options, RSUs, and Warrants

As of September 30, 2026, we had 1,215,213 employee stock options outstanding, 2,084,270 RSUs outstanding, and 3,275,673 Subordinate Voting Share compensation warrants outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, and, based on that evaluation, have concluded that the design and operation of our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 29, 2026, the Company entered into a Put/Call Agreement with the holder of the note (the “Note Holder”) whereby the note holder has the right to cause the Company to acquire a note in the principal amount of $18,096,028 by issuing SVS at a price of $19.50 per share and the Company has a right to purchase the note by issuing SVS at a price of $18.60 per share, such rights being provided in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated thereunder.

On September 21, 2026, the Company issued 13,888 SVS in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated thereunder.

On September 24, 2026, the Company issued 462,963 SVS in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated thereunder.

Except as noted above or as previously reported, there were no unregistered sales of equity securities or repurchase of equity securities that occurred during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities

The following table presents information related to the Company’s repurchases of SVS for the periods indicated:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That
	Total Number		as Part of	May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Repurchased(1)	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2026 to July 31, 2026	—	—	—	—
August 1, 2026 to August 31, 2026	81,600	10.94	81,600	2,345,272
September 1, 2026 to September 30, 2026	134,600	11.72	134,600	2,210,672
Total	216,200	11.43	216,200	2,210,672

1On August 13, 2026, the Company announced that the Board of Directors of the Company (the “Board”) approved a normal course issuer bid to purchase, for cancellation, up to 2,426,872 of the Company’s SVS. Repurchases may be made from time to time over a period of 12 months ending August 17, 2027, unless such share limit is met sooner.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1+

Agreement and Plan of Merger, dated as of July 26, 2026, by and among Vireo Growth Inc., Supernova Merger Sub Inc. and Planet 13 Holdings Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed July 30, 2026).

10.1+

Purchase Agreement, dated July 19, 2026, by and among Vireo Health of Arcadia, LLC, Columbia Care LLC, The Cannabist Company Holdings Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 23, 2026).

10.2	Form of Voting Agreement by and among Vireo Growth Inc. and certain stockholders of Planet 13 Holdings Inc.

10.3	Form of Lock-Up Agreement by and among Vireo Growth Inc. and certain stockholders of Planet 13 Holdings Inc.

10.4+

Securities Purchase Agreement, dated as of July 30, 2026, by and among Vireo Growth Inc., FarmaceuticalRx LLC, SB Ohio Holdings Inc. and Chicago Atlantic Credit Opportunities, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 5, 2026).

10.5	Form of Lock-Up Agreement by and among Vireo Growth Inc. and certain members of FarmaceuticalRx LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 5, 2026)

10.6

Form of Investor Rights Agreement by and among Vireo Growth Inc. and certain members of FarmaceuticalRx LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 5, 2026).

10.7+

Securities Purchase Agreement, dated as of July 30, 2026, by and among Vireo Growth Inc., Rebecca Myers, Dietrich Stephan, Joy Bockner, Chicago Atlantic Credit Opportunities, LLC, and FarmaceuticalRX2 LLC (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 5, 2026).

10.8	Form of Lock-Up Agreement by and among Vireo Growth Inc. and certain members of FarmaceuticalRX2 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed August 5, 2026).

10.9

Form of Investor Rights Agreement by and among Vireo Growth Inc. and certain members of FarmaceuticalRX2 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed August 5, 2026).

10.10+*

Credit Agreement, dated as of August 7, 2026, among Prolific Supply LLC, the other borrowers party thereto, the lenders party thereto from time to time, and Bank of Montreal, as Administrative Agent, Letter of Credit Issuer and Swing Line Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 13, 2026)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from Vireo Growth’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

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

VIREO GROWTH INC. (Registrant)

Date: November 12, 2026	By:	/s/ John Mazarakis
		Name:	John Mazarakis
		Title:	Chief Executive Officer and Co-Executive Chairman (principal executive officer)

Date: November 12, 2026	By:	/s/ Tyson Macdonald
		Name:	Tyson Macdonald
		Title:	Chief Financial Officer (principal financial officer)
Date: November 12, 2026	By:	/s/ Joseph Duxbury
		Name:	Joseph Duxbury
		Title:	Chief Accounting Officer (principal accounting officer)